Form 10-Q
period 1996-06-30
Z AXIS CORP
filed 1996-08-19
CIK 723928

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996.

Commission file number 0-11284



                             Z-AXIS CORPORATION
            (Exact name of registrant as specified in its charter)



                COLORADO                                  84-0910490
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


    116 INVERNESS DRIVE EAST, SUITE 110
             ENGLEWOOD, COLORADO                              80112
   (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code: (303) 792-2400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

The number of common shares outstanding as of June 30, 1996: 3,765,000.








                                    1 of 6

                                   CONTENTS

PART I   FINANCIAL INFORMATION


         Item 1.  Condensed Balance Sheets, March 31 and June 30, 1996.           3

                  Condensed Statements of Operations, Three month periods
                  ended June 30, 1996 and 1995.                                   4

                  Condensed Statements of Cash Flows, Three month periods
                  ended June 30, 1996 and 1995.                                   4

                  Notes to Condensed Financial Statements.                        5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       5

PART II   OTHER INFORMATION                                                       6

         Item 1.  Legal proceedings                                               6

         Item 2.  Changes in securities                                           6

         Item 3   Defaults upon senior securities                                 6

         Item 4   Submission of matters to a vote of security holders             6

         Item 5.  Other information                                               6

         Item 6.  Exhibits and reports on Form 8-K                                6


SIGNATURES                                                                        6





                                    2 of 6

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS



                                                 June 30, 1996    March 31,1996
- -------------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash (1)                                        $   232,377      $   118,823
  Trade accounts receivable                           320,675          706,597
  Other current assets                                 71,301           51,857
- -------------------------------------------------------------------------------
    Total current assets                              624,353          877,277
- -------------------------------------------------------------------------------
Property and equipment, at cost                     2,160,819        2,157,602
Accumulated depreciation                           (1,743,643)      (1,701,014)
- -------------------------------------------------------------------------------
    Net property and equipment                        417,176          456,588
- -------------------------------------------------------------------------------
Deferred income taxes                                 238,700          171,000
Capitalized software costs                            134,339          134,339
Other assets                                           20,565           11,941
- -------------------------------------------------------------------------------

    TOTAL ASSETS                                  $ 1,435,133      $ 1,651,145
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   125,530      $   183,662
  Accrued expenses                                    189,275          221,921
  Deferred revenue                                     42,768           29,553
  Current portion of long-term obligations             43,079           48,994
- -------------------------------------------------------------------------------
    Total current liabilities                         400,652          484,130
- -------------------------------------------------------------------------------
Long-term obligations                                 115,953          110,129
Stockholders' equity:
  Common stock                                          3,759            3,759
  Additional paid in capital                        1,438,487        1,438,487
  Retained earnings (deficit)                        (523,718)        (385,360)
- -------------------------------------------------------------------------------
    Total stockholders' equity                        918,528        1,056,886
- -------------------------------------------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 1,435,133      $ 1,651,145
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See notes to condensed financial statements.



                                    3 of 6

CONDENSED STATEMENTS OF OPERATIONS

                                                Three months ended June 30,
                                                ----------------------------
                                                   1996              1995
- ----------------------------------------------------------------------------
                                                        (Unaudited)
Net sales                                       $ 388,458         $ 598,565
Operating expenses:
  Production                                      245,263           300,746
  General and administrative                      166,191           189,256
  Marketing                                       157,701           163,727
  Depreciation                                     42,629            45,805
- ----------------------------------------------------------------------------
    Total operating expenses                      611,784           699,534
- ----------------------------------------------------------------------------
Income (loss) from operations                    (223,326)         (100,969)
Other income (expense)                             16,822            (5,194)
- ----------------------------------------------------------------------------
Income (loss) before income taxes                (206,504)         (106,163)
Income tax benefit (expense)                       68,146            31,800
- ----------------------------------------------------------------------------
NET INCOME (LOSS)                               $(138,358)          (74,363)
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE OF STOCK:

NET INCOME (LOSS) PER COMMON SHARE OF STOCK     $   (0.04)        $   (0.02)
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING DURING THE PERIOD                  3,765,000         3,759,000
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS


                                                Three months ended June 30,
                                                ----------------------------
                                                   1996              1995
- ----------------------------------------------------------------------------
                                                        (Unaudited)
CASH FLOWS FROM OPERATIONS:
Net cash (used in) provided by operations       $ 131,925         $  (9,775)
- ----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (3,217)          (51,792)
- ----------------------------------------------------------------------------
Net cash (used in) investing activities            (3,217)          (51,792)
- ----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt and capital lease payments                 (15,154)          (36,482)
- ----------------------------------------------------------------------------
Net cash (used in) financing activities           (15,154)          (36,482)
- ----------------------------------------------------------------------------

Net (decrease) increase in cash                   113,554           (98,049)
Cash, beginning of period                         118,823           285,150
- ----------------------------------------------------------------------------
CASH, END OF PERIOD                            $  232,377        $  187,101
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

See notes to condensed financial statements.


                                    4 of 6

NOTE 1.

The accompanying Condensed Balance Sheets at March 31 and June 30, 1996 and Condensed Statements of Operations and Cash Flows for the three month periods ended June 30, 1996 and 1995 should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1996, 1995 and 1994. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes for the fiscal years ended March 31, 1996, 1995 and 1994. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

FINANCIAL CONDITION

At June 30, 1996, the Company's working capital position was $223,701, a decrease of $169,446 from the position at March 31, 1996. The year-to-date decrease is primarily attributed to lower cash flows from operations. Cash flow from operations was $131,925 during the current quarter. The majority of the Company's cash flow from operations during the three months ended June 30, 1996 was invested in short term money market funds and the remaining amounts were used for fixed asset additions and reduction of debt obligations. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions during the first quarter of 1996, primarily for production equipment, were $3,217.

Debt and capital lease payments were $15,154 during the three months ended June 30, 1996.

RESULTS OF OPERATIONS

A loss from operations in the amount of $223,326 was incurred during the first quarter of 1997, compared to a loss from operations in the amount of $100,969 during the corresponding period of the preceding year. The loss was primarily attributable to lower sales volume. Operating expenses decreased by 13% when compared to the corresponding period of the prior fiscal year. Production expenses were lower than those of the corresponding quarter of the preceding year primarily due to staff reduction which occurred during the first quarter of 1997. Included in the production expense for the first quarter of 1997 is approximately $41,200 of research and development costs as compared to $16,400 during the corresponding quarter of the preceding fiscal year. Management anticipates that sales volumes and operating results are expected to improve during the second and third quarters.

The Company had a net deferred tax asset of $238,700 at June 30, 1996 as compared to $171,000 at March 31, 1996. The increase in the deferred tax asset was the direct result of the corresponding decrease in the Company's income before taxes for the first quarter of 1997. The company has established a valuation allowance of $85,000 at March 31, 1996 and June 30, 1996 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to the tax credits and a portion of the loss carryforwards may not be realized before all carryforward expiration dates.


                                     5 of 6

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
        (a) No exhibits.
        (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.


Z-AXIS CORPORATION


By:   /s/ Alan Treibitz
   ------------------------------
      Alan Treibitz
      President

Date: August 16, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven H. Cohen       Director, Chief Executive Officer      August 16, 1996
- ------------------------

/s/ Alan Treibitz         Director, President, Treasurer,
- ------------------------   Chief Financial Officer, Principal
Alan Treibitz              Accounting Officer                    August 16, 1996






                                    6 of 6