Form 10-Q
period 1996-09-30
Z AXIS CORP
filed 1996-11-13
CIK 723928

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996.

Commission file number 0-11284


                              Z-Axis Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Colorado                                             84-0910490
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                              Identification No.)


7395 East Orchard Road, Suite A-100
Greenwood, Colorado                                             80111-2509
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: (303) 713-0200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [    ]

The number of common shares outstanding as of September 30, 1996:  3,765,000


                                    1 of 7

                                   CONTENTS

PART I   FINANCIAL STATEMENTS.

         Item 1.   Condensed Balance Sheets, March 31 and September 30, 1996.  3

                   Condensed Statements of Operations, three and six month
                   periods ended September 30, 1996 and 1995.                  4

                   Condensed Statements of Cash Flows, six month periods
                   ended September 30, 1996 and 1995.                          4

                   Notes to Condensed Financial Statements.                    5

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                        5

PART II  OTHER INFORMATION.                                                    6

         Item 1.   Legal proceedings.                                          6

         Item 2.   Changes in securities.                                      6

         Item 3.   Defaults upon senior securities.                            6

         Item 4.   Submission of matters to a vote of security holders.        6

         Item 5.   Other information.                                          6

         Item 6.   Exhibits and reports on Form 8-K.                           6


SIGNATURES                                                                     7


                                    2 of 7

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                      September 30,   March 31,
                                                               1996       1996
                                                         (Unaudited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                               $    74,980   $   118,823
   Trade accounts receivable                              899,491       706,597
   Other current assets                                    34,748        51,857
--------------------------------------------------------------------------------
      Total current assets                              1,009,219       877,277
--------------------------------------------------------------------------------
Property and equipment, at cost                         2,149,112     2,157,602
Accumulated depreciation                               (1,761,344)   (1,701,014)
--------------------------------------------------------------------------------
      Net property and equipment                          387,768       456,588
--------------------------------------------------------------------------------
Deferred income taxes                                     196,354       171,000
Capitalized software costs                                134,339       134,339
Other assets                                               20,601        11,941
--------------------------------------------------------------------------------

   TOTAL ASSETS                                       $ 1,748,281   $ 1,651,145
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $   208,593   $   183,662
   Accrued expenses                                       265,751       221,921
   Customer deposits                                       42,768        29,553
   Current portion of long-term obligations               124,609        48,994
--------------------------------------------------------------------------------
      Total current liabilities                           641,721       484,130
--------------------------------------------------------------------------------
Long-term obligations                                     101,371       110,129
Stockholders' equity:
   Common stock                                             3,765         3,759
   Additional paid in capital                           1,439,231     1,438,487
   Retained earnings (deficit)                           (437,807)     (385,360)
--------------------------------------------------------------------------------
      Total stockholders' equity                        1,005,189     1,056,886
--------------------------------------------------------------------------------

   TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY        $ 1,748,281   $ 1,651,145
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 See notes to condensed financial statements.

                                    3 of 7

CONDENSED STATEMENTS OF OPERATIONS

                                               Three months ended      Six months ended
                                                   September 30,          September 30,
                                             -------------------------------------------------
                                                1996         1995        1996           1995
                                                  (Unaudited)                (Unaudited)
                                             -------------------------------------------------
Net sales                                    $ 886,923   $ 667,442    $1,275,381    $1,266,007
Operating expenses:
  Production                                   328,619     316,088       573,882       616,834
  General and administrative                   224,817     185,295       391,007       374,551
  Marketing                                    157,610     149,032       315,313       312,759
  Depreciation                                  39,782      43,437        82,411        89,242
----------------------------------------------------------------------------------------------
    Total operating expenses                   750,828     693,852     1,362,613     1,393,386
----------------------------------------------------------------------------------------------
Income (loss) from operations                  136,095     (26,410)      (87,232)     (127,379)
Other (expense) income, net:                    (7,837)     (4,417)        8,985        (9,611)
----------------------------------------------------------------------------------------------
Income (loss) before income taxes              128,258     (30,827)      (78,247)     (136,990)
Income tax (expense) benefit                   (42,346)      9,958        25,800        41,758
----------------------------------------------------------------------------------------------

NET INCOME (LOSS)                            $  85,912   $ (20,869)   $  (52,447)   $  (95,232)
----------------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE OF STOCK:

NET INCOME (LOSS) PER COMMON SHARE OF STOCK      $0.02      ($0.01)      ($0.01)        ($0.03)
----------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD              3,765,000   3,759,000    3,765,000      3,759,000
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS

                                                  Six months ended September 30,
                                                  ------------------------------
                                                               1996       1995
                                                                 (Unaudited)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net cash used in operations                                 $(79,541)  $(79,562)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (16,097)   (61,832)
--------------------------------------------------------------------------------
Net cash used in investing activities                        (16,097)   (61,832)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                80,000
  Debt and capital lease payments                            (28,205)   (58,606)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           51,795    (58,606)
--------------------------------------------------------------------------------

Net (decrease) in cash                                       (43,843)  (200,000)
Cash , beginning of period                                   118,823    285,150
--------------------------------------------------------------------------------
CASH, END OF PERIOD                                         $ 74,980   $ 85,150
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


See notes to condensed financial statements.


                                    4 of 7

NOTES TO CONDENSED FINANCIAL STATEMENTS.

NOTE 1.
The accompanying Condensed Balance Sheets at September 30, 1996 and March
31, 1996, Condensed Statements of Operations for the three and six month periods ended September 30, 1996 and 1995 and Cash Flows for the six month periods ended September 30, 1996 and 1995, should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1996, 1995 and 1994. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's financial statements and notes for the fiscal years ended March 31, 1996, 1995 and 1994. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

FINANCIAL CONDITION.

At September 30, 1996, the Company's working capital position was $367,498, an increase of $143,797 during the current quarter and a decrease of $25,649 over the position at March 31, 1996. The increase for the second quarter is in part attributed to $80,000 in borrowings on a line of credit. Cash flow from operations was $(79,541) for the six months ended September 30, 1996, as compared to $131,925 for the three months ended June 30, 1996. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions were $3,217 and $12,880 during the three month periods ended June 30 and September 30, 1996, respectively.

Debt and capital lease payments were $15,154 and $13,051 during the three month periods ended June 30 and September 30, 1996, respectively.

RESULTS OF OPERATIONS.

During the three and six month periods ended September 30, 1996, results of operations were $136,095 and $(87,232), respectively. Results of operations for the corresponding periods of the preceding year were $(26,410) and $(127,379), respectively. The positive operating income during the second quarter of the current fiscal year was primarily attributable to significantly higher sales volumes, as compared to the first quarter which experienced slower sales volumes. Operating expenses increased by 8% during the three month period ended September 30, 1996 when compared to corresponding period of the prior fiscal year. However, operating expenses decreased by 2% during the six month period ended September 30, 1996 when compared to the corresponding period of the prior fiscal year. Production expenses for the second quarter of fiscal year 1997 were higher than those of the corresponding quarter of the proceeding year primarily due to use of contract labor which supported the increase in sales volume. Production expenses for the six month period ended September 30, 1996 were lower than those of the corresponding period of the preceeding year primarily due to staff reduction which occurred during the first quarter of fiscal year 1997. Included in the production expenses for the three and six months ended September 30, 1996 are approximately $36,800 and $78,000, respectively, of research and development cost, as compared to $33,700 and $50,000 during the corresponding periods of the prior fiscal year. Management anticipates that sales volumes and operating results are expected to stabilize during the third and fourth quarters.

The Company had a net deferred tax asset of $196,354 at September 30, 1996 as compared to $171,000 at March 31, 1996. The increase in the deferred tax asset was the direct result of the corresponding decrease in the Company's income before taxes for the six months ended September 30, 1996. The Company has established a valuation allowance of $85,000 at March 31, 1996 and September 30, 1996 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to tax credits and a portion of the loss carryforwards may not be realized before all carryforward expiration dates.


                                    5 of 7

PART II  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of the Corporation was held at the corporate offices on September 16, 1996. The following individuals were elected to serve as directors of the corporation:

          NAME             SHARES VOTED FOR  SHARES VOTED AGAINST   ABSTENTIONS
          ---------------------------------------------------------------------
          Steven H. Cohen        2,186,719          5,500              6,950
          Alan Treibitz          2,187,219          5,000              6,950
          Marilyn T. Heller      2,186,719          5,500              6,950
          Paul I. Bortz          2,187,219          5,000              6,950
          Phillip J. Hogue       2,187,219          5,000              6,950

          The shareholders also voted to adopt the Employee Stock Option Plan as described in the Proxy dated July 31, 1996. The shares were voted at the Annual Meeting of Shareholders as follows:

                             SHARES VOTED FOR  SHARES VOTED AGAINST  ABSTENTIONS
                             ---------------------------------------------------
  Adoption of the Employee
  Stock Option Plan              2,010,624             39,186          149,359

ITEM 5.  OTHER INFORMATION.

         In August 1996, the Company moved it's principal offices to 7395 E. Orchard Road, Suite A-100, Greenwood Village, Colorado 80111-2509

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) No exhibits.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.


                                    6 of 7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Z-AXIS CORPORATION


By:   /S/ ALAN TREIBITZ
    -------------------------------
       Alan Treibitz
       President

Date: November 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /S/ ALAN TREIBITZ       Director, President, Treasurer,
----------------------     Chief Financial Officer, Principal
     Alan Treibitz         Accounting Officer                  November 14, 1996


                                    7 of 7