Form 10-Q
period 1996-12-31
Z AXIS CORP
filed 1997-02-13
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended December 31, 1996.

Commission file number 0-11284


                              Z-Axis Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Colorado                                84-0910490
-------------------------------------------------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation of organization)



7395 East Orchard Road, Suite A-100
Greenwood Village, Colorado                                 80111
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (303) 713-0200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of common shares outstanding as of December 31, 1996:  3,765,000.






                                    1 of 7

                                   CONTENTS

PART I   FINANCIAL STATEMENTS.

         Item 1.  Condensed Balance Sheets, March 31 and December 31, 1996.   3

                  Condensed Statements of Operations, Three and nine month
                  periods ended December 31, 1996 and 1995.                   4

                  Condensed Statements of Cash Flows, Nine month periods
                  ended December 31, 1996 and 1995.                           4

                  Notes to Condensed Financial Statements.                    5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                        5

PART II  OTHER INFORMATION.                                                   6

         Item 1.  Legal proceedings.                                          6

         Item 2.  Changes in securities.                                      6

         Item 3.  Defaults upon senior securities.                            6

         Item 4.  Submission of matters to a vote of security holders.        6

         Item 5.  Other information.                                          6

         Item 6.  Exhibits and reports on Form 8-K.                           6


SIGNATURES                                                                    7


                                    2 of 7

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                   December 31,    March 31,
                                                      1996           1996
                                                   (Unaudited)
-----------------------------------------------------------------------------

ASSETS
Current assets:
  Cash                                             $    20,407    $   118,823
  Trade accounts receivable                            701,381        706,597
  Other current assets                                  33,757         51,857
-----------------------------------------------------------------------------
    Total current assets                               755,545        877,277
-----------------------------------------------------------------------------
Property and equipment, at cost                      2,157,268      2,157,602
Accumulated depreciation                            (1,799,726)    (1,701,014)
-----------------------------------------------------------------------------
    Net property and equipment                         357,542        456,588
-----------------------------------------------------------------------------
Deferred income taxes                                  244,554        171,000
Capitalized software costs                             134,339        134,339
Other assets                                            20,281         11,941
-----------------------------------------------------------------------------

  TOTAL ASSETS                                     $ 1,512,261    $ 1,651,145
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   131,776    $   183,662
  Accrued expenses                                     205,315        221,921
  Customer deposits                                     74,661         29,553
  Current portion of long-term obligations             120,491         48,994
-----------------------------------------------------------------------------
    Total current liabilities                          532,243        484,130
-----------------------------------------------------------------------------
Long-term obligations                                   73,835        110,129
Stockholders' equity:
  Common stock                                           3,765          3,759
  Additional paid in capital                         1,439,231      1,438,487
  Retained earnings (deficit)                         (536,813)      (385,360)
-----------------------------------------------------------------------------
    Total stockholders' equity                         906,183      1,056,886
-----------------------------------------------------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,512,261    $ 1,651,145
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See notes to condensed financial statements.





                                      3 of 7

CONDENSED STATEMENTS OF OPERATIONS

                                       Three months ended        Nine months ended
                                          December 31,              December 31,
                                    --------------------------------------------------
                                        1996        1995         1996          1995
                                           (Unaudited)               (Unaudited)
--------------------------------------------------------------------------------------
Net sales                            $ 465,935    $ 820,280   $1,741,316   $2,086,287
Operating expenses:
  Production                           261,773      374,635      835,655      991,469
  General and administrative           174,918      181,379      565,926      555,930
  Marketing                            134,401      146,732      449,713      459,491
  Depreciation                          38,382       43,018      120,793      132,260
--------------------------------------------------------------------------------------
    Total operating expenses           609,474      745,764    1,972,087    2,139,150
--------------------------------------------------------------------------------------
Income (loss) from operations         (143,539)      74,516     (230,771)     (52,863)
Other (expense) income, net:            (3,668)      (8,604)       5,318      (18,215)
--------------------------------------------------------------------------------------
Income (loss) before income taxes     (147,207)      65,912     (225,453)     (71,078)
Income tax (expense) benefit            48,200      (18,302)      74,000       23,456
--------------------------------------------------------------------------------------

NET INCOME (LOSS)                    $ (99,007)   $  47,610   $ (151,453)  $  (47,622)
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON
  SHARE OF STOCK:

NET INCOME (LOSS) PER COMMON
  SHARE OF STOCK                     $   (0.03)   $    0.01   $    (0.04)  $    (0.01)
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  DURING THE PERIOD                  3,765,000    3,759,000    3,765,000    3,759,000
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS

                                               Nine months ended December 31,
                                               ------------------------------
                                                    1996             1995
                                                          (Unaudited)
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net cash used in operations                       $(107,335)       $ 61,477
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (26,284)        (72,960)
-----------------------------------------------------------------------------
Net cash used in investing activities               (26,284)        (72,960)
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                   80,000
  Debt and capital lease payments                   (44,797)        (81,124)
-----------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                         35,203         (81,124)
-----------------------------------------------------------------------------

Net (decrease) in cash                              (98,416)        (92,607)
Cash, beginning of period                           118,823         285,150
-----------------------------------------------------------------------------
CASH, END OF PERIOD                               $  20,407        $192,543
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See notes to condensed financial statements.

                                    4 of 7

NOTES TO CONDENSED FINANCIAL STATEMENTS.

NOTE 1.

The accompanying Condensed Balance Sheets at December 31, 1996 and 1995, Condensed Statements of Operations for the three and nine month periods ended December 31, 1996 and 1995 and Cash Flows for the nine month periods ended December 31, 1996 and 1995, should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1996, 1995 and 1994. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's financial statements and notes for the fiscal years ended March 31, 1996, 1995 and 1994. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

FINANCIAL CONDITION.

At December 31, 1996, the Company's working capital position was $223,302, a decrease of $144,196 during the current quarter and a decrease of $25,649 over the position at March 31, 1996. Cash flow from operations was $(107,335) for the nine months ended December 31, 1996, as compared to $61,477 for the nine months ended December 31, 1995. The decrease in working capital and cash flow from operations for the current fiscal year is attributable to lower sales volumes than in the prior fiscal year coupled with slightly higher operating costs. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating needs.

Capital additions were $13,404 and $26,284 during the three and nine month periods ended December 31, 1996, respectively.

Debt and capital lease payments were $31,746 and $44,797 during the three and nine month periods ended December 31, 1996, respectively.

RESULTS OF OPERATIONS.

During the three and nine month periods ended December 31, 1996, loss from operations was $(143,539) and $(230,771)
respectively. Results of operations for the corresponding periods of the preceding year were $74,516 and $(52,863) respectively. Sales volumes for the three and nine months ending December 31, 1996 as compared to the corresponding periods of the previous fiscal year show a decrease of 43% and 17% respectively. Management attributes this trend to employee turnover in the sales department resulting in a temporary decline in sales volumes while the recently hired replacement salesmen are in training to learn the scope of the Company's services and how to secure new clients and projects. Additionally, there is an increase in price sensitivity on the part of existing and potential customers for the services that the Company provides.

Operating expenses decreased by 18% and 8% during the three and nine months periods ended December 31, 1996, respectively, when compared to corresponding periods of the prior fiscal year. This trend is primarily attributable to the decrease in production payroll, which occurred during the first quarter of 1997 and lower contract labor costs as a result of the decrease in sales volumes. Included in the production expenses for the three and nine months ended
December 31, 1996, are approximately $33,500 and $111,600, respectively, of research and development cost as compared to $39,500 and $89,500 during the corresponding periods of the prior fiscal year.

The Company had a net deferred tax asset of $244,554 at December 31, 1996 as compared to $171,000 at March 31, 1996. The increase in the deferred tax asset was the direct result of the corresponding decrease in the Company's income before taxes for the nine months ended December 31, 1996. The Company has established a valuation allowance of $85,000 at March 31, 1996 and December 31, 1996 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to tax credits and a portion of the loss carryforwards may not be realized before all carryforward expiration dates.

                          5 of 7

PART II  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) No exhibits.

     (b) Reports on Form 8-K

     No reports were filed by the registrant during the third quarter of this fiscal year.

                          6 of 7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Z-AXIS CORPORATION


/s/ Steven H. Cohen         Director, Chief Executive         February 12, 1997
-------------------------     Officer
Steven H. Cohen

Date: February 12, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven H. Cohen         Director, Chief Executive         February 12, 1997
-------------------------     Officer
Steven H. Cohen

/s/ Alan Treibitz           Director, President, Treasurer,   February 12, 1997
-------------------------     Chief Financial Officer
Alan Treibitz

                                7 of 7