Form 10-K
period 1997-03-31
Z AXIS CORP
filed 1997-07-11
CIK 723928

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934

  For the fiscal year ended March 31, 1997.

  Commission file number 0-11284


                                 Z-Axis Corporation
  -----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                Colorado                                     84-0910490
  -----------------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

  7395 East Orchard Road, Suite A-100
  Greenwood Village, Colorado                               80111-2509
  -----------------------------------------------------------------------------
  (Address of principal executive office)                   (Zip Code)

  Registrant's telephone number, including area code: (303) 713-0200

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:

  Title of each class                 Name of each exchange on which registered
  -----------------------------------------------------------------------------

  Common Stock, $.001 par value       Electronic Bulletin Board

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

  Indicate by a check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The registrant's common stock trades on the electronic bulletin board of the
Over-the-Counter market under the trading symbol "AXIS".   The aggregate market
value of the registrant's voting stock held by non-affiliates of the registrant as of March 31, 1997 was $ 344,776. The aggregate market value was calculated based upon the number of shares held by non-affiliates on March 31, 1997 and the price at which the registrant's common stock traded on May 22, 1997, the last date on which the registrant had knowledge of a public trade prior to filing this report.

The number of common shares outstanding as of March 31, 1997: 3,765,000.


Documents incorporated by reference:

Title of Document                                              Part of Form 10-K
--------------------------------------------------------------------------------

Proxy Statement to shareholders to be filed by July 29, 1997     Part III

Annual Report to shareholders for the fiscal year ended
 March 31, 1997                                                  Parts II and IV

Registration Statement on Form S-18, SEC file no. 2-85302-D      Part IV

-------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

In addition to the historical information, this 10K and Annual Report incorporated by reference herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company desires to take advantage of the "Safe Harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such Safe Harbor with respect to all of such forward-looking statements. The forward-looking statements in this report reflect the Company's current views with respect to future events and financial uncertainties, including those discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publically revise these forward-looking statements to reflect events or circumstances that may arise after the date of this report.

PART I

ITEM 1.  BUSINESS

Z-Axis Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 16, 1983. The principal business and industry segment in which the Company operates is the development and production of computer-generated video graphics and other presentation materials. The Company conducts its business from three locations, its corporate office and production facility located in metropolitan Denver, Colorado and sales and marketing offices located in New York, New York and Chicago, Illinois. The Company operates within only one industry segment.

The Company was formed for the purpose of providing video graphic presentation services for industrial and government customers. The Company provided services during its early years primarily to the broadcast television industry. In the late 1980's, the Company focused its sales and marketing efforts toward two specific areas: animation and video presentation services for the litigation support and aviation communications industries. Litigation support customers include law firms, corporations and insurance companies throughout the United States. Approximately 98%, 96% and 94% of the Company's net sales during its fiscal years ended March 31, 1997, 1996 and 1995, respectively, were provided by litigation support services and the balance, approximately 2%, 4% and 6% respectively, from aviation communications and other services. The trend during recent years has been to concentrate greater sales and marketing efforts towards the litigation support industry. Although certain customers from time to time may each provide more than 10% of the Company's net sales, it is not dependent upon any group of customers. During the year ended March 31, 1997, sales to a Federal Government agency and to Robins, Kaplan, Miller & Ciresi, a law firm, accounted for approximately 10.9% and 11.1%, respectively, of the Company's net sales.

The Company's products may consist of any combination of computer-generated graphics, live action, photographs, graphic artwork, document presentation, special effects and presentation exhibit boards. The litigation service products have proven to be successful in courtroom presentations when highly technical or complex concepts are being conveyed. Aviation customers use the Company's products primarily for training and communications purposes.

The Company's video product is delivered to its customers on videotape or videodisc. Videodisc material can be presented via either a bar code or touch screen system. The Company continues to improve its service and product technology. During the fiscal years ending March 31, 1997 and 1996, the Company designed and developed an advanced electronic courtroom presentation system consisting of proprietary software in combination with off-the-shelf hardware. The system has been named "VuPoint" and the Company has applied for trademark protection of the name and patent protection for the software. VuPoint was introduced to the litigation market in early 1997. It is designed for use by trial teams, outside counsel and in-house attorneys. The Company considers it to have significant long-term revenue potential and will continue further developments in the foreseeable future.

The Company competes nationally with other providers of presentation services. Over the past several years, the Company has developed a high level of expertise in the design and development of technical animations and visual presentation materials for the litigation support industry. Competition at the high end of this market is limited to a few companies. The Company has developed a good reputation for its services and has established regular customers. Management does not consider any portion of its business or markets to be seasonal in nature.

There are no environmental risks or risk contingencies associated with the conduct of the Company's business nor is there any foreign sales activity.

The materials and equipment that the Company uses to provide its services are readily available from a number of sources both locally and on a national level. The Company does not encounter any difficulty in obtaining these materials or equipment or in servicing its equipment.

At March 31, 1997 and 1996, the Company had a backlog of orders for its video services in the amounts of approximately $1,022,000 and $1,040,000, respectively. Although the Company had agreements to perform services in these amounts, in the case of litigation support services, the agreements may be canceled or modified for such reasons as pre-trial settlement of the case being litigated or a decision to use the Company's services to a greater or lesser extent than originally anticipated. Federal government contracts may be terminated at any time at the option of the government.

At March 31, 1997, the Company had 22 regular full-time employees. In addition, there is an adequate base of local well qualified independent contract personnel that the Company employs from time to time as production demands require.

ITEM 2.  PROPERTIES

The Company's current headquarters and production facility are located in a business park in the southern suburbs of Denver, Colorado. It leases the space from an unaffiliated third party. The term of the lease is for a five year period that ends on June 30, 2001. Management believes that the facilities are adequate for the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5.  MARKET OF REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The number of holders of record of the Company's common stock as of March 31, 1997 was 446 as reported by the transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

The Company has never paid a dividend with respect to its common stock and does not anticipate paying a dividend in the foreseeable future.

The Company's common stock had been traded in the NASDAQ over-the-counter market under the trading symbol "AXIS." On November 1, 1985, the Company's common stock was deleted from the NASDAQ listing system because its net worth fell below the minimum required to be traded on NASDAQ. Subsequent to November 1, 1985, the Company's common stock was traded on the "Pink Sheets".

During January 1995, the Company secured a market marker for trading in its common stock and it became listed for trading on the electronic bulletin board of the Over-the-Counter market, under the trading symbol "AXIS." Since listing occurred on the Over-the-Counter market, trading has been sporadic.

The following is a summary of the high and low bid and ask quotations, as reported by the NASDAQ Stock Market, Inc. for the period indicated:

                                               BID                   ASK
                                        ----------------------------------------
                                        High         Low       High         Low
--------------------------------------------------------------------------------
Fiscal year ended March 31, 1996:
First quarter                          $0.250      $0.125     $0.625      $0.500
Second quarter                         $0.250      $0.125     $0.688      $0.500
Third quarter                          $0.188      $0.125     $0.688      $0.500
Fourth quarter                         $0.125      $0.125     $0.500      $0.500

Fiscal year ended March 31, 1997:
First quarter                          $0.125      $0.125     $0.500      $0.500
Second quarter                         $0.125      $0.125     $0.500      $0.500
Third quarter                          $0.125      $0.125     $0.500      $0.375
Fourth quarter                         $0.1875     $0.125     $0.5625     $0.375
--------------------------------------------------------------------------------

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data on page 16 of the Annual Report to shareholders for the fiscal year ended March 31, 1997 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 20 of the Annual Report to shareholders for the fiscal year ended March 31, 1997 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included on pages 2 through 15 of the Annual Report to shareholders for the fiscal year ended March 31, 1997 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained in Z-Axis Corporation's Proxy Statement to shareholders to be filed by July 29, 1997, with respect to directors and officers of the registrant, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in Z-Axis Corporation's Proxy Statement to shareholders to be filed by July 29, 1997, with respect to executive compensation, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in Z-Axis Corporation's Proxy Statement to shareholders to be filed by July 31, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Z-Axis Corporation's Proxy Statement to shareholders to be filed by July 29, 1997, with respect to certain relationships and related transactions, is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are incorporated by reference:

     1.  Financial Statements:

            Reports of Independent Certified Public Accountants

            Balance Sheets - March 31, 1997 and 1996

            Statements of Income - Years ended March 31, 1997, 1996 and 1995

            Statements of Cash Flows - Years ended March 31, 1997, 1996 and 1995

            Statements of Stockholders' Equity - Years ended March 31, 1997,
             1996 and 1995

            Summary of Accounting Policies and Notes to Financial Statements

     2.  Exhibits:

            Pursuant to Regulation 240.12b-23, Exhibits 3.1 and 3.2 (Articles of Incorporation and Bylaws) are incorporated by reference from the Registration Statement on Form S-18, SEC File No. 2-85302-D, effective September 15, 1983.

            All other exhibits required by Item 601 of Regulation S-K are not applicable.

(b)  Reports on Form 8-K

     There were no 8-K reports were filed during the last quarter of this fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION


By: /s/ Steven H. Cohen
---------------------------
    Steven H. Cohen
    (Chief Executive Officer)


Date:   July 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven H. Cohen          Director, Chief Executive Officer     July 14, 1997
----------------------
Steven H. Cohen


/s/ Alan Treibitz            Director, President, Treasurer,
----------------------         Chief Financial Officer, Principal
Alan Treibitz                  Accounting Officer                  July 14, 1997


/s/ Marilyn T. Heller        Director, Secretary                   July 14, 1997
----------------------
Marilyn T. Heller

                            Z-AXIS CORPORATION

                            1997 ANNUAL REPORT

                    PRESIDENT'S LETTER TO SHAREHOLDERS

To our shareholders:

Having begun the past fiscal year with a very weak quarter, we spent the year trying to recover. Turnover in our sales department and case delays slowed down the recovery and our year ended at a virtual break-even. Although disappointed with this performance, we have continued our efforts to set the stage for future growth.

Z-Axis has always been a leader in the introduction of presentation technology in the courtroom. Our pioneering use of sophisticated animation and computer-controlled laserdisc presentation in the 1988 case of Delta Airlines v. USA was a litigation landmark in the United States. The case led to a significant growth period for Z-Axis. When the largest patent infringement verdict of 1992 was awarded to our client in Honeywell v. Minolta, our then new touch-screen technology received much praise. As a result, Z-Axis increased its client base significantly.

Our new electronic courtroom presentation system, which we have named, "VuPoint," was introduced to the litigation market in the fourth fiscal quarter. Adding a number of advanced features, such as touch-screen access, make it the most advanced system in the country. It has been very well received by our clients.

VuPoint made its full-capability debut for the prosecution in the trial of the United States vs. Timothy McVeigh for the 1995 bombing of the Murrah Federal Building in Oklahoma City. The system was used extensively throughout the trial to seamlessly present hundreds of electronically stored exhibits. Several of the prosecuting attorneys remarked that VuPoint's efficiency contributed significantly to the speed of the trial and the effectiveness of the testimony.

In addition to providing VuPoint for the trial, Z-Axis worked for nearly a year producing most of the demonstrative exhibits used in court, including videos, animations and large exhibit boards. We felt honored to be chosen by the Department of Justice as the presentation experts for this very important case and our staff fully demonstrated the company's committment to high quality products and services.

Many of our plans for the future revolve around our VuPoint system. It has proven itself in one of the most demanding circumstances and should provide us with years of value.

The first quarter of the current fiscal year has begun much stronger than last year. With our new product in the market, a compelling success story in the Oklahoma City bombing trial, and the stabilization of our sales force in Denver, Chicago and New York, we are well-positioned for growth in the coming years.


/s/Alan Treibitz
Alan Treibitz
June 18, 1997

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Z-Axis Corporation
Greenwood Village, Colorado


We have audited the accompanying balance sheets of Z-Axis Corporation as of March 31, 1997 and 1996 and the related statements of income, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z-Axis Corporation as of March 31, 1997 and 1996 and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principals.


                                       BDO Seidman, LLP


Denver, Colorado
May 22, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Z-Axis Corporation
Greenwood Village, Colorado

We have audited the accompanying statements of income, stockholders' equity and cash flows of Z-Axis Corporation for the year ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Z-Axis Corporation for the year ended March 31, 1995, in conformity with generally accepted accounting principles.




Yale & Seffinger, P.C.

Denver, Colorado
May 31, 1995

Z-AXIS CORPORATION
BALANCE SHEETS


                                                             March 31,
                                                     ------------------------
                                                         1997         1996
-----------------------------------------------------------------------------
ASSETS
Current:
  Cash                                               $    24,692  $   118,823
  Trade accounts receivable, net (Notes 3, 4 and 9)      862,104      706,597
  Other current assets                                    28,018       51,857
-----------------------------------------------------------------------------
      Total current assets                               914,814      877,277
-----------------------------------------------------------------------------
Property and equipment, at cost:
  Production equipment (Note 3)                        1,504,141    1,880,500
  Office equipment                                       216,434      277,102
  Accumulated depreciation and amortization           (1,395,578)  (1,701,014)
-----------------------------------------------------------------------------
      Net property and equipment                         324,997      456,588
-----------------------------------------------------------------------------
Deferred income taxes (Note 1)                           166,000      171,000
Capitalized software cost (Note 10)                      312,611      134,339
Other assets                                              17,486       11,941
-----------------------------------------------------------------------------
    TOTAL ASSETS                                     $ 1,735,908  $ 1,651,145
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
  Line of credit (Note 3)                            $   200,000  $        --
  Accounts payable                                       161,049      183,662
  Accrued expenses (Note 2)                              163,217      221,921
  Customer deposits                                       22,500       29,553
  Current portion of long-term debt (Note 3)              37,842       48,994
-----------------------------------------------------------------------------
      Total current liabilities                          584,608      484,130
-----------------------------------------------------------------------------
Long-term debt (includes $82,878, 1997 and $79,792,
  1996 to related parties), less current portion
  (Note 3)                                                85,808      110,129
-----------------------------------------------------------------------------
      Total liabilities                                  670,416      594,259
-----------------------------------------------------------------------------
Commitments (Note 6)
Stockholders' equity:
  Common stock, $.001 par value, 10,000,000 shares
    authorized, shares issued: 3,765,000, 1997 and
    3,759,000, 1996                                        3,765        3,759
  Additional paid in capital                           1,439,231    1,438,487
  Accumulated deficit                                   (377,504)    (385,360)
-----------------------------------------------------------------------------
      Total stockholders' equity                       1,065,492    1,056,886
-----------------------------------------------------------------------------
    TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY      $ 1,735,908  $ 1,651,145
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to financial statements.

Z-AXIS CORPORATION
STATEMENTS OF INCOME



                                                                 For the years ended March 31,
                                                           ----------------------------------------
                                                              1997           1996           1995
---------------------------------------------------------------------------------------------------
Net sales (Note 4)                                         $2,477,645     $2,830,797     $3,279,330
---------------------------------------------------------------------------------------------------
Operating expenses:
  Production                                                  984,229      1,240,715      1,040,445
  General and administrative                                  741,871        746,067        840,026
  Marketing                                                   583,602        640,114        631,944
  Depreciation and amortization                               160,514        176,337        111,651
---------------------------------------------------------------------------------------------------
    Total operating expenses                                2,470,216      2,803,233      2,624,066
---------------------------------------------------------------------------------------------------
Income from operations                                          7,429         27,564        655,264
Interest (expense)                                            (26,281)       (26,125)       (22,345)
Other income                                                   30,208          2,998           --
---------------------------------------------------------------------------------------------------
Income before income taxes                                     11,356          4,437        632,919
Income tax expense (Note 1)                                     3,500          1,500        179,000
---------------------------------------------------------------------------------------------------
NET INCOME                                                 $    7,856     $    2,937     $  453,919
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE OF STOCK                       $    0.002     $    0.001     $    0.121
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

Weighted average number of common shares
 outstanding during the period                              3,761,992      3,759,000      3,752,500
---------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to financial statements.

Z-AXIS CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    Additional                              Total
                                      Number of       Common           paid in       Accumulated    stockholders'
                                  common shares        stock           capital           deficit           equity
-----------------------------------------------------------------------------------------------------------------
Balance, April 1, 1994                3,750,000       $3,750        $1,436,246         $(842,216)      $  597,780
Issue 3,000 common shares (Note 5)        3,000            3               747                --              750
Net income                                   --           --                --           453,919          453,919
-----------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995               3,753,000        3,753         1,436,993          (388,297)       1,052,449
Issue 6,000 common shares (Note 5)        6,000            6             1,494                --            1,500
Net income                                   --           --                --             2,937            2,937
-----------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996               3,759,000        3,759         1,438,487          (385,360)       1,056,886
Issue 6,000 common shares (Note 5)        6,000            6               744                --              750
Net income                                   --           --                --             7,856            7,856
-----------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997               3,765,000       $3,765        $1,439,231         $(377,504)      $1,065,492
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
See accompanying summary of accounting policies and notes to financial statements.

                                                                      For the years ended March 31,
STATEMENTS OF CASH FLOWS                                            -----------------------------------
INCREASE (DECREASE) IN CASH                                            1997         1996         1995
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES: (NOTE 5)
  Net income                                                        $   7,856    $   2,937    $ 453,919
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Deferred income taxes                                               5,000        1,000      176,000
    Depreciation and amortization                                     160,514      176,336      111,651
    Loss on disposal of equipment                                      28,259         --           --
    Provision for bad debts                                            45,000         --           --
    Accrued interest on notes payable and
     other non-cash expenses                                           15,813       16,429       18,918
  Changes in operating assets and liabilities:
    Trade accounts receivable                                        (200,507)      10,381     (164,811)
    Other current assets                                               23,839       (7,006)     (15,339)
    Other assets                                                       (5,545)      50,361       (4,925)
    Accounts payable                                                  (22,613)      18,817        3,426
    Accrued expenses                                                  (58,704)    (139,306)     121,413
    Customer deposits                                                  (7,053)       6,038      (32,097)
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                    (8,141)     135,987      668,155
-------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (61,182)     (76,996)    (347,907)
  Additions to software development costs                            (178,272)    (134,339)        --
  Proceeds from sale of property and equipment                          4,000         --          1,650
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (235,454)    (211,335)    (346,257)
-------------------------------------------------------------------------------------------------------
CASH PROVIDED (USED) IN FINANCING ACTIVITIES:
  Borrowing on line of credit                                         530,000         --           --
  Payments on line of credit                                         (330,000)        --           --
  Debt and capital lease principal payments                           (50,536)     (90,979)    (104,777)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   149,464      (90,979)    (104,777)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                       (94,131)    (166,327)     217,121
Cash, beginning of year                                               118,823      285,150       68,029
-------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                   $  24,692    $ 118,823    $ 285,150
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to financial statements.

Z-AXIS CORPORATION
SUMMARY OF ACCOUNTING POLICIES AND NOTES TO THE FINANCIAL STATEMENTS

HISTORY AND NATURE OF BUSINESS:
Z-Axis Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 16, 1983. The Company is engaged in consulting and presentation services. The primary market for the Company's services is the litigation industry. These services include the strategic analysis of complex litigation issues, the design of demonstrative evidence, the production of such evidence and courtroom presentation. In addition, the Company has developed two types of courtroom presentation systems for its clients: a touchscreen video presentation system and "VuPoint," an electronic image presentation system. The services are provided through its headquarters and production facility in Denver, Colorado and its satellite sales offices in New York City and Chicago.


USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CONCENTRATIONS OF CREDIT RISK:
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains cash in demand deposits and interest bearing money market accounts with high quality financial institutions. Such deposit accounts, at times, may exceed federal insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company's periodic credit evaluations of its significant customers' financial condition and their dispersion across geographic areas.


FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of the following financial instruments for which it is practicable to estimate that value:


LONG-TERM DEBT: Substantially all of these notes bear interest at floating rates based upon a financial institution's prime rate or U.S. Treasury Bill rates. Accordingly, the fair value approximates their reported carrying amount at March 31, 1997 and 1996.


PROPERTY AND EQUIPMENT:
Property and equipment are stated at cost. Depreciation is computed by the straight-line method over periods of two to seven years. Depreciation expense includes amounts for owned and leased equipment. Repairs and maintenance are charged to expense as incurred.


CAPITALIZED SOFTWARE COSTS:
Cost incurred internally in creating software products for resale are charged to expense until technological feasibility has been established upon the completion of a working model. Thereafter, all software costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of amortized cost or net realizable value. In accordance with Statement of Financial Accounting Standard No. 86, the Company will recognize the greater amount of annual amortization of capitalized software costs under 1) the ratio of current year revenues by

Z-AXIS CORPORATION
SUMMARY OF ACCOUNTING POLICIES AND NOTES TO THE FINANCIAL STATEMENTS

product, to the product's total estimated revenues or 2) over the product's estimated economic useful life by the straight-line method. Amortization began when the product was sold in April 1997.


REVENUE AND COST RECOGNITION:
The Company generates revenue with both hourly-rate and fixed price contracts. Revenue generated from hourly-rate contracts is recognized as costs are billed to the customer. Revenue is determined by the contract billing rates and the time incurred to perform the service plus reimbursable expenses. Expense is determined by actual cost incurred. Revenue generated from fixed price contracts is recognized when the contract is completed. The contract is considered complete when all costs, except for insignificant amounts, have been incurred.


NET INCOME PER SHARE:
Net income per share is based on the weighted average number of shares outstanding during the period. Options outstanding to purchase common stock are included as common stock equivalents when dilutive.


INCOME TAXES:
The Company accounts for income taxes under the provisions of Statement of Financial Accounting No. 109 "Accounting for Income Taxes", ("SFAS No. 109"). Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.


STOCK OPTION PLAN
The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.


RESEARCH AND DEVELOPMENT COSTS:
Research and development costs included in production expense for the years ended March 31, 1997, 1996 and 1995 were $0, $16,370, and $0.


ADVERTISING AND PROMOTIONAL EXPENSE:
Advertising expenses are charged to operations during the year in which they are incurred. Promotion expenses are charged to operations over the period of the promotional campaign. Advertising and promotional expense for the years ended March 31, 1997, 1996 and 1995 were approximately $69,000, $55,000, and $32,000.

Z-AXIS CORPORATION
SUMMARY OF ACCOUNTING POLICIES AND NOTES TO THE FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS:
For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


RECLASSIFICATIONS:
Certain items included in the prior years' financial statements have been reclassified to conform to the current presentation.


RECENT ACCOUNTING PRONOUNCEMENTS:
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion
(APB) No. 15, "Earnings per Share". SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the Company's financial statements.

NOTE 1.  INCOME TAXES

For income tax reporting purposes, the Company prepares its income tax returns using the cash basis of accounting. The temporary differences that arise from this election are the principle reasons for the difference between the net income before income taxes in the accompanying financial statements and the income for income tax reporting purposes. A reconciliation of the amount of income tax expense that would result from applying statutory income tax rates to the net income before income taxes in the accompanying financial statements to the reported income tax expense is as follows:

                                                                  Years ended March 31,
                                                             -------------------------------
                                                               1997      1996       1995
--------------------------------------------------------------------------------------------
Income tax expense that would result from applying
    statutory income tax rates to net income before income
    taxes in the accompanying financial statements          $  4,000   $ 1,000   $ 215,200
Reduction of valuation allowance                             (20,000)   (3,000)         --
Cash basis conversion adjustments                             19,500     3,500     129,200
Utilization of operating loss carry-forwards                      --        --    (168,400)
Alternative minimum tax                                           --        --       3,000
--------------------------------------------------------------------------------------------
                                                            $  3,500   $ 1,500   $ 179,000
--------------------------------------------------------------------------------------------

Income tax expense (benefit) consists of the following:

                            Years ended March 31,
                        -----------------------------
                          1997       1996      1995
-----------------------------------------------------
Current                 $(1,500)   $  500    $  3,000
Deferred                  5,000     1,000     176,000
-----------------------------------------------------
                        $ 3,500    $1,500    $179,000
-----------------------------------------------------

Z-AXIS CORPORATION
SUMMARY OF ACCOUNTING POLICIES AND NOTES TO THE FINANCIAL STATEMENTS

The components of the current net deferred tax asset are as follows:

                                                          March 31,
                                                   ----------------------
Current:                                              1997         1996
-------------------------------------------------------------------------
Deferred tax assets:
     Accounts payable and accrued expenses          $140,000     $161,000
     Net operating loss carry forwards               193,000      123,000
-------------------------------------------------------------------------
Total deferred tax asset                             333,000      284,000
-------------------------------------------------------------------------
Deferred tax liabilities:
     Accounts receivable                             323,000      265,000
     Prepaid expenses and other assets                10,000       19,000
-------------------------------------------------------------------------
Total deferred tax liability                         333,000      284,000
-------------------------------------------------------------------------
Net current deferred tax asset                      $  --        $  --
-------------------------------------------------------------------------

The components of the non-current net deferred tax asset are as follows:
                                                          March 31,
                                                   ----------------------
Non-current:                                          1997         1996
-------------------------------------------------------------------------
Deferred tax assets:
     Notes payable - officers and directors         $ 15,000     $ 24,000
     Net operating loss carry forwards               319,000      254,000
     Investment and other tax credits                 34,000       36,000
     Valuation allowance                             (65,000)     (85,000)
-------------------------------------------------------------------------
Total deferred tax asset                             303,000      229,000
-------------------------------------------------------------------------
Deferred tax liabilities:
     Property and equipment                           20,000        8,000
     Capitalized software cost                       117,000       50,000
-------------------------------------------------------------------------
Total deferred tax liability                         137,000       58,000
-------------------------------------------------------------------------
Net non-current deferred tax asset                  $166,000     $171,000
-------------------------------------------------------------------------

At March 31, 1997, the Company has federal income tax loss carryforwards of approximately $1,361,000 which expire in the years 2001 through 2012 and federal and state tax credits of approximately $34,000 which expire through the year 2000. The Company has assessed its past earnings history and trends, budgeted sales, expiration dates of the tax credits and loss carryforwards, and its ability to implement tax planning strategies which are designed to accelerate or increase taxable income. Based on the results of this analysis, a valuation allowance has been established as management believes that its more likely than not, that the deferred tax asset related to tax credits and a portion of the loss carry forwards may not be realized before all carryforward expiration dates.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                               March 31,
                                        -----------------------
                                          1997           1996
---------------------------------------------------------------
Compensation                            $109,207       $182,830
Interest, officers and directors          12,814         15,929
Other                                     41,196         23,163
---------------------------------------------------------------
                                        $163,217       $221,921
---------------------------------------------------------------

Z-AXIS CORPORATION
SUMMARY OF ACCOUNTING POLICIES AND NOTES TO THE FINANCIAL STATEMENTS


NOTE 3.  DEBT

Long-term debt consists of the following:

                                                                  March 31,
                                                            -------------------
                                                               1997      1996
-------------------------------------------------------------------------------
Promissory notes, due May 1998, interest at prime rate
  plus 3% per annum (a)                                     $ 71,187   $ 64,811
Promissory note, due  May 1998, interest variable
  based on the six-month Treasury Bill rate (b)               11,691     14,981
Promissory note, payable monthly, including interest
  at 9.5% per annum, due in October 1996                          --      6,555
Capital lease obligations                                     40,772     72,776
-------------------------------------------------------------------------------
                                                             123,650    159,123
Less current portion                                          37,842     48,994
-------------------------------------------------------------------------------
                                                            $ 85,808   $110,129
-------------------------------------------------------------------------------

(a) Unsecured promissory notes due to current employees, officers and directors.
(b) Due to a current officer and director, secured by the Company's trade accounts receivable.

Interest expense incurred on indebtedness to related parties was $14,254, $18,833, and $15,621 during the years ended March 31, 1997, 1996 and 1995, respectively.

Maturities, by year, of long-term debt and net minimum lease obligations at March 31, 1997 are as follows:

Year ending March 31,
-------------------------------------------------------------------------------
   1998                                                                $ 70,128
   1999                                                                  55,808
-------------------------------------------------------------------------------
                                                                        125,936
Less amount representing interest                                         2,286
-------------------------------------------------------------------------------
Total long-term debt                                                   $123,650
-------------------------------------------------------------------------------

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $124,602 at March 31, 1997 and 1996, and related accumulated depreciation in the amounts of $43,475 and $25,129 at March 31, 1997 and 1996, respectively. These amounts are combined with similar equipment in the accompanying financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company maintains a line of credit in the amount of $200,000 with a bank which matures August 1997. If drawn upon, the indebtedness bears interest at the bank's prime rate plus two percent per annum (10.5% at March 31, 1997). The Company's accounts receivable and the personal guarantee of two executive officers of the Company secure any amounts drawn under the line of credit. As of March 31, 1997, the balance outstanding on the line of credit was $200,000.

Z-AXIS CORPORATION
SUMMARY OF ACCOUNTING POLICIES AND NOTES TO THE FINANCIAL STATEMENTS


NOTE 4.  MAJOR CUSTOMERS

For the year ended March 31, 1997, two customers accounted for approximately 10.9% and 11.1% of the Company's net sales. Approximately 21% and 36%, of the Company's trade accounts receivable were due from two different customers at March 31, 1997 and 1996, respectively.

NOTE 5.  STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information:

                                                     Years ended March 31,
                                                  --------------------------
                                                    1997      1996     1995
----------------------------------------------------------------------------
Cash paid during the period for interest          $29,396   $15,932   $9,318
----------------------------------------------------------------------------

Accrued interest on notes payable to related parties in the amounts of $8,376, $13,027 and $14,523 was added to the principal of the notes during the years ended March 31, 1997, 1996 and 1995.

During the years ended March 31, 1997 and 1996 fixed assets with a net book value in the amount of $35,258 and $4,406, respectively were retired. In addition, during the year ended March 31, 1995, fully depreciated fixed assets, which cost $212,724, were retired.

Capital lease obligations were incurred in the amount of $115,050 during the year ended March 31, 1995, when the Company entered into capital lease agreements for certain production and office equipment.

During the years ended March 31, 1997, 1996 and 1995, the Company recognized $750, $1,500 and $750, respectively, as compensation expense upon the issuance of 6,000, 3,000 and 6,000, respectively, shares of common stock to Board of Directors members who are neither corporate officers nor employees.

NOTE 6.  COMMITMENTS

The Company leases its office and production facility under the terms of an operating lease. The lease term commenced on August 1, 1996 and extends for a sixty-month period ending on June 30, 2001.

Future minimum payments required under the terms of the lease are as follows:

Year ending March 31,
------------------------------------------------------------------------------
          1998                         $  92,312
          1999                            95,521
          2000                            98,730
          2001                           101,939
          2002                            34,336
------------------------------------------------------------------------------
          Total                        $ 422,838
------------------------------------------------------------------------------

Rent expense was $88,525, $79,508 and $69,504 for the years ended March 31, 1997, 1996 and 1995.

Z-AXIS CORPORATION
SUMMARY OF ACCOUNTING POLICIES AND NOTES TO THE FINANCIAL STATEMENTS


NOTE 7.  EMPLOYEE BENEFIT PLANS

On April 1, 1993, the Company established the Z-Axis Corporation 401(K) Plan (the "Plan"). Eligible employees may elect to participate in the Plan pursuant to a salary reduction agreement after completing one year of service. The Company elected to make matching contributions in amounts of ten percent of the first five percent of a participating employee's salary deferral amount. The Company made matching contributions to the Plan in the amounts of $2,899, $3,761 and $2,984 during the years ended March 31, 1997, 1996 and 1995, respectively.

On April 1, 1994, the Company established the Z-Axis Corporation Profit Sharing Compensation Plan (the "Profit Sharing Plan"). Eligible employees automatically participate in the non-qualified Profit Sharing Plan after one year of service. The Company contributes 8% to 10% of profits as defined in the Profit Sharing Plan. The Company accrued $0, $0 and $72,800 during the years ended March 31, 1997, 1996 and, respectively, for distribution under the terms of the Profit Sharing Plan.

NOTE 8.  INCENTIVE STOCK OPTION PLAN

In September 1996, the Board of Directors adopted with the approval of the Stockholders, the 1996 Stock Option Plan (the "Plan"). The Plan provides for grants to employees, directors or other persons deemed appropriate at the discretion of the Compensation Committee (the "Committee") of the Board of Directors, stock options to purchase common stock of the Copmpany at a price equal in value to the fair market value, as defined, on the date of grant. The exercise peiod for options granted under the Plan shall be determined by the Committee; however, the exercise period shall not exceed ten years from the date they are granted.

The ability to grant options under the Company's initial Stock Option Plan expired in 1994, in accordance with the terms of that plan. At March 31, 1996 and 1995 the Company had no options outstanding under the terms of the expired plan.

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plan had been determined in accordance with fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at March 31, 1997 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of 0 percent for all years; expected volatility of 18 percent; risk-free interest rates of 6.00 - 6.55 percent; and expected lives of 5 years for the stock awards.

Under the accounting provisions for SFAS No. 123, the Company's net income per share would have been decreased by the pro forma amounts indicated below:

                                                              March 31, 1997
------------------------------------------------------------------------------
Net income:
    As reported                                                   $  7,856
    Pro forma                                                     $  3,442

Net income per share:
    As reported                                                   $   .002
    Pro forma                                                     $   .001
------------------------------------------------------------------------------

Z-AXIS CORPORATION
SUMMARY OF ACCOUNTING POLICIES AND NOTES TO THE FINANCIAL STATEMENTS


During the initial phase-in period of SFAS No. 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

A summary of the status of the Company's stock option plan as of March 31, 1997 and changes during the year is presented below:

                                                                           March 31, 1997
                                                                    ----------------------------
                                                                                       Weighted
                                                                                       Average
                                                                    Number of        Exercisable
                                                                      Shares            Price
------------------------------------------------------------------------------------------------
  Outstanding, beginning of year                                        --              $0.000
    Granted                                                          115,000             0.130
    Expired                                                             --               0.000
    Exercised                                                           --               0.000
------------------------------------------------------------------------------------------------
 Outstanding and exercisable, end of year                            115,000            $0.130
------------------------------------------------------------------------------------------------
 Weighted average fair value of options
      granted during the year                                                           $0.038
------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at March 31, 1997:

                                              Options Outstanding and Exercisable
------------------------------------------------------------------------------------------------
                                                       Weighted
                                                        Average         Weighted
                                      Range of           Number         Remaining     Average
                                      Exercise        Outstanding      Contractual    Exercise
                                       Prices       and Exercisable       Life         Price
------------------------------------------------------------------------------------------------
                                       $0.125           100,000           9.41         $0.125
                                    0.125 - 0.138        15,000           4.95          0.134
------------------------------------------------------------------------------------------------
     Total                         $0.125 - $0.138      115,000           8.83         $0.126
------------------------------------------------------------------------------------------------


NOTE 9.  VALUATION AND QUALIFYING ACCOUNTS

Valuation allowance for the deferred tax asset accounts activity was as follows:

                                                                              March 31,
                                                                      --------------------------
                                                                        1997             1996
------------------------------------------------------------------------------------------------
 Balance at beginning of year                                         $ 85,000          $88,000
   Charged to expenses                                                    --               --
   Deductions                                                          (20,000)          (3,000)
------------------------------------------------------------------------------------------------
 Balance at end of year                                               $ 65,000          $85,000
------------------------------------------------------------------------------------------------

Z-AXIS CORPORATION
SUMMARY OF ACCOUNTING POLICIES AND NOTES TO THE FINANCIAL STATEMENTS


Allowance for bad debt account activity was as follows:

                                                                               March 31,
                                                                       -------------------------
                                                                         1997             1996
------------------------------------------------------------------------------------------------
 Balance at beginning of year                                          $      0           $  0
   Additions                                                             45,000              0
   Write-offs                                                           (34,997)             0
------------------------------------------------------------------------------------------------
 Balance at end of year                                                $ 10,003           $  0
------------------------------------------------------------------------------------------------


NOTE 10.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the quarter ended March 31, 1997, the Company recorded a significant adjustment affecting various accounts when $178,272 of costs associated with a software product were capitalized. Such costs were incurred subsequent to the establishment of technological feasibility and before the product was ready for sale. The amounts that affected the quarters during fiscal year 1997 are as follows:

 Quarter ended:
------------------------------------------------------------------------------------------------
   June 30, 1996                                                                       $ 47,476
   September 30, 1996                                                                    43,096
   December 31, 1996                                                                     39,740
   March 31, 1997                                                                        47,960
------------------------------------------------------------------------------------------------
                                                                                       $178,272
------------------------------------------------------------------------------------------------

Z-AXIS CORPORATION
SELECTED FINANCIAL DATA


                                                              Year ended March 31,
                                    -----------------------------------------------------------------------
                                       1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------
Net sales                           $2,477,645     $2,830,797     $3,279,330     $1,818,505     $2,039,252
Income from operations                   7,429         27,564        655,264          4,931        329,458
Income before extraordinary items
   and cumulative effect of change
   in accounting for income taxes       11,356          4,437        632,919          6,714        303,648
Net income                               7,856          2,937        453,919        331,714        303,648
Total assets                         1,735,908      1,651,145      1,836,209      1,264,002        882,996
Long-term debt and capital
   lease obligations                    85,808        110,129        187,154        188,711        266,001
Stockholders' equity                 1,065,492      1,056,886      1,052,449        597,780        266,066
Working capital                        330,206        393,147        505,373        247,920        240,817
Net income per common share              0.002          0.001          0.121          0.088          0.081
Cash dividends                              --             --             --             --             --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes for the fiscal years ended March 31, 1997, 1996 and 1995. Except where otherwise noted, references to years are to fiscal years ending March 31 of the year stated.

RESULTS OF OPERATIONS

NET SALES

Approximately 98%, 96% and 94% of the Company's net sales during 1997, 1996 and 1995, respectively, were derived from the litigation support field and the balance from aviation communication and other services. During the most recent three years, a significantly higher proportion of the Company's net sales have come from the litigation support field. The Company has increasingly developed its marketing strategies in this field. Management expects this mix of its sales markets to continue for the foreseeable future. Net sales decreased by approximately 12% during 1997. This followed a decrease of approximately 14% during 1996 and an increase of approximately 80% during 1995. The decrease in 1997 and 1996 is primarily attributable to turn-over in the sales department. During 1997, new sales associates were hired and trained, and management expects that revenues should increase as the new sales associates are currently generating significant sales prospects. Two customers accounted for approximately 10.9% and 11.1% of sales in 1997. No customers accounted for more than 10% of sales in 1996 and 1995. The Company's on-going operations and business are not dependent on any customer or group of customers and are not materially affected by the effects of inflation.

The continued development of the marketing program remains a high management priority. The Company's ability to maintain an effective marketing program, expand its market share in the near-term and establish new markets in the long-term, may have an effect on its future financial position and results of operations. The number of contracts that the Company services at any given time varies significantly throughout the year. The production of large exhibit boards, which began during 1995, has given the Company the ability to provide a more complete range of services to its litigation customers for their courtroom presentations. In May of 1996, the Company opened a sales office in Chicago, Illinois. Management considers the expenses associated with the opening of this office, as well as expansion of the marketing program, necessary for future growth.

OPERATING EXPENSES

For the years ended March 31, 1997 and 1996, total operating expenses were only slightly less than net sales, producing income from operations in the amounts of $7,429 and $27,564, respectively, and gross margins of less than 1%. During 1997, operating expenses decreased 12% over 1996. The decrease is primarily due to lower direct production costs as a result of the decrease in revenues during the same period, coupled with slightly lower marketing costs and depreciation. During 1996, operating expenses increased 7% over 1995. This increase is primarily due to increased employee cost in production offset by a reduction in general and administrative expenses. Labor expense continues to be the most significant of the Company's operating costs.
During the years 1997, 1996 and 1995 employee compensation costs accounted for approximately 49%, 50% and 53%, respectively, of total operating expenses. Management believes that its staffing levels and production capacity are sufficient to maintain current and anticipated near-term production levels. In addition, there is an adequate supply of local personnel who are trained and qualified who the Company hires from time to time on a contract basis as production requirements dictate.

Production expenses decreased during 1997 as compared to 1996 and 1995. The decrease is due to lower sales levels during 1997. Production costs for direct contract labor and other billable expenses will vary directly with sales levels. Production expenses increased during 1996 when compared to 1995. This was primarily attributed to a full year of higher salary and employee costs associated with adding 3 regular full-time employees in the production department, an increase of 27%, that occurred in late fiscal 1995. Further, higher levels of travel and outside services were required to support the higher production levels.

General and administrative expenses did not fluctuate significantly during 1997 when compared to 1996. Included in general and administrative costs for 1997 is approximately $30,000 in expenses associated with relocation of the corporate offices which occurred in August 1996. General and administrative expenses decreased by approximately 12% during 1996 when compared to 1995. This followed an increase of approximately 53% during 1995. The increase during 1995 was primarily attributable to the fact that executive and staff performance bonus levels, which are based upon defined profit, were achieved during 1995 but were not achieved during 1997 or 1996. The Company accrued $155,000 during 1995 for this incentive pay.

Marketing expenses decreased during 1997 when compared to 1996. This was due to reduced sales salaries, commissions and travel. The salaries and travel decreased as a result of the turnover of the sales staff. The commissions decreased as a result of lower sales levels. Marketing expenses increased during 1996 as compared to 1995. During 1996, additional expenses were incurred for promotional and advertising material, representation at trade shows, travel expenses and additional market research capabilities. Management anticipates that during fiscal year 1998, marketing expenses will increase as additional sales support staff are hired in the Denver office and additional office expenses are incurred for expansion of the New York operations.

Depreciation expense decreased during 1997 due to retirement of equipment with a net book value of $35,258. Depreciation expense increased during 1996 and 1995 as a result of capital equipment additions during those periods. Capital additions during 1997 and 1996 were $61,182 and $76,996 respectively. Rapid technological advances in the type of equipment that the Company uses in providing its services require that depreciable lives of the equipment be relatively short. At March 31, 1997, fully depreciated production video and graphic equipment with an original cost of approximately $998,000 continued in use. Management expects to invest approximately $240,000 in new production equipment during fiscal 1998 which will allow the Company to keep pace with the rapidly changing technology in the industry.

OTHER INCOME AND EXPENSES

Interest expense increased slightly during each of the three years through 1997, the net effect of slightly higher interest rates on certain debt and capital lease debt additions, offset by debt repayments. Included in the net interest for 1997 is approximately $22,000 of interest income paid by a customer due to settlement of a receivable.

INCOME TAXES

For income tax reporting purposes, the Company files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items is different than that for financial statement purposes.

At March 31, 1997, the Company had income tax loss carryforwards and tax credits in the amounts of approximately $1,361,000 and $34,000, respectively. The loss carryforwards expire between 2001 and 2012. Regular income taxes will not be payable on the Company's taxable income until these benefits have been fully utilized.

The Company's taxes on income increased to $3,500 during 1997 as compared to $1,500 during 1996. The Company's taxes on income were $179,000 in 1995. The changes in the income taxes are the direct result of the corresponding changes in the Company's income before taxes for such periods. The Company had a net deferred tax asset of $166,000 and $171,000 at March 31, 1997 and 1996 resulting primarily from cash basis adjustments and operating loss and tax credit carry-forwards. The company has established a valuation allowance of $65,000 and $85,000 at March 31, 1997 and 1996 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to the tax credits and a portion of the loss carryforwards may not be realized before all carryforward expiration dates. See Note 1 to the Financial Statements.

NET INCOME

The Company recorded net income in the amounts of $7,856, $2,937 and $453,919 during the years ended March 31, 1997, 1996 and 1995, respectively. Net income per common share was $0.002, $0.001 and $0.121, respectively, during these periods.

At March 31, 1997, the Company had a backlog of orders in the amount of approximately $1,022,000, compared to approximately $1,040,000 at March 31, 1996. Although the Company had agreements to perform services in these amounts, in the case of litigation support services, the agreements may be modified or canceled for such reasons as pre-trial settlement of the case being litigated. Production scheduling of the backlog is generally determined by the Company's customers and is largely controlled by the timing of courtroom litigation. As a consequence, periods of idle production capacity can occur. During these periods, management makes every effort to minimize its impact through a combination of cost controls and production scheduling to the extent possible.

RESEARCH AND DEVELOPMENT

During the past two years, the Company has designed and developed an advanced electronic courtroom presentation system consisting of proprietary software in combination with off-the-shelf hardware. The system has been named "VuPoint" and the Company has filed for trademark protection of the name and patent protection for the software. VuPoint was introduced to the litigation market in the first quarter of fiscal year 1998. It is a state-of-the-art exhibit management and presentation system for use by trial teams, outside counsel and in-house attorneys. VuPoint's first full use was by the prosecution in the case against Timothy McVeigh for the 1995 bombing of the Murrah Federal Building in Oklahoma City, Oklahoma. The Company considers VuPoint to have significant long-term revenue potential and will continue further developments in the foreseeable future. The product fulfills a need in the marketplace, particularly in presenting exhibits for document-intensive cases. For fiscal 1997 and 1996, the Company incurred $0, and $16,370, respectively, of research and development expense and capitalized $178,272 and $134,339, respectively, of software development cost. In accordance with Statement of Financial Accounting Standard No. 86, the Company will recognize the amount of annual amortization of capitalized software costs under the ratio of current year revenues by product, to the product's total estimated revenues. Management expects that the total capitalized software development costs will be fully amortized within three years.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's working capital position was $330,206, a decrease of 16% when compared to that of March 31, 1996. Total stockholders' equity increased to $1,065,492.

Cash flows from operations were $(8,141), $135,987 and $668,155 during the years ended March 31, 1997, 1996 and 1995, respectively. The lower cash flows from operations during 1997 and 1996 was attributed to the lower sales volumes. During 1997, 1996 and at times during 1995, cash flow from operations was irregular. Accounts receivable collections slowed at times. The Company's accounts receivable at any given time are generally few in number and relatively large in amount. Although the Company has not had any significant bad debt experiences, any delay in collection of its accounts receivable can result in a disruption of cash flow. To help mitigate any future cash flow irregularities, the Company carries a line of credit in the amount of $200,000 with a bank. Capital additions, as they become necessary to meet production demands and replace obsolete equipment, will be acquired with a combination of debt financing and cash flow from operations.

Capital additions were $61,182, $76,996 and $462,957 during the years ended March 31, 1997, 1996 and 1995, respectively. The 1997 and 1996 expenditures were made primarily for new and replacement production equipment. Of the total capital additions during the three year period, approximately 80% were paid for from current operating cash flows and the remainder were obtained through lease or debt arrangements with terms of three to five years.

Cash flows from financing activities were $149,464, $(90,979) and $(104,777) during the years ended March 31, 1997, 1996 and 1995, respectively. The increase in cash flows from financing activities during 1997 compared to 1996 and 1995 is the result of the utilization of the bank line of credit available to the Company. The line of credit, which matures annually each August, is expected by management to be renewed during the normal course of business.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that a litigation may settle before trial. The Company began 1998 with sales volumes higher, on average, than those achieved during the second half of 1997. Net income is anticipated to be slightly higher than breakeven during the first quarter of 1998. It is management's anticipation that sales volumes will increase during the second and third quarters of 1998.

Management believes that its current working capital position and cash flow from operations will be sufficient to meet future operating costs and debt service obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earning per share than is currently used in accordance with Accounting Board Opinion
(APB) No. 15, "Earnings per Share". SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the Company's financial statements.

CORPORATE DATA AND STOCKHOLDER INFORMATION

STOCK INFORMATION

Prior to January 1995, there was no market maker for the Company's common stock and the Company was not aware of any public or private trades and accordingly, was not aware of high or low bid or ask quotations prior to that time. During January 1995, the Company's common stock began trading on the electronic bulletin board of the Over-the-Counter market under the trading symbol "AXIS". The range of the high and low bid and ask quotations, as reported by the Nasdaq Stock Market, Inc., for the period ended March 31, 1997 was as follows:

                                            BID                 ASK
                                      -----------------------------------
                                       High     Low        High     Low
-------------------------------------------------------------------------
Fiscal year ended March 31, 1996:
First quarter                         $0.250   $0.125     $0.625   $0.500
Second quarter                        $0.250   $0.125     $0.688   $0.500
Third quarter                         $0.188   $0.125     $0.688   $0.500
Fourth quarter                        $0.125   $0.125     $0.500   $0.500

Fiscal year ended March 31, 1997:
First quarter                         $0.125   $0.125     $0.500   $0.500
Second quarter                        $0.125   $0.125     $0.500   $0.500
Third quarter                         $0.125   $0.125     $0.500   $0.375
Fourth quarter                        $0.1875  $0.125     $0.5625  $0.375
-------------------------------------------------------------------------

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.

CORPORATE DATA AND STOCKHOLDER INFORMATION

DIRECTORS:                                     OFFICERS:
Steven H. Cohen                                Steven H. Cohen
   Chairman, member Compensation Committee        Chief Executive Officer

Marvin A. Davis                                Jon D. Ackelson
   Member, Compensation Committee                 Vice President, Production

Marilyn T. Heller                              Stephanie S. Kelso
                                                  Vice President, Sales
                                                  and Marketing

James E. Pacotti, Jr.                           Marilyn T. Heller
   Member, Compensation Committee                  Secretary

Alan Treibitz
                                                Alan Treibitz
CORPORATE OFFICE                                   President, Chief Operating
7395 E. Orchard Road, Suite A-100                  Officer, Chief Financial
Greenwood Village, Colorado 80111                  Officer
Telephone: (303) 713-0200

TRANSFER AGENT                                  INDEPENDENT AUDITORS

American Securities Transfer, Incorporated      BDO Seidman, LLP
938 Quail Street, Suite 101                     303 East 17th Avenue
Lakewood, Colorado 80215                        Suite 600
                                                Denver, Colorado 80203

DIVIDENDS

No dividends have been declared as of June 30, 1997 and the Company does not anticipate paying dividends in the foreseeable future.

FORM 10-K

A copy of the Form 10-K for the year ended March 31, 1997, as filed with the Securities and Exchange Commission, is available without charge upon written request to the corporate Secretary.