Form 10-Q
period 1997-06-30
Z AXIS CORP
filed 1997-08-13
CIK 723928

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the period ended June 30, 1997.

Commission file number 0-11284


                              Z-Axis Corporation
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Colorado                                      84-0910490
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)


7395 E. Orchard Road, Suite 100
Greenwood Village, Colorado                                 80111
------------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)


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

The number of common shares outstanding as of June 30, 1997: 3,765,000.

                                   CONTENTS

PART I  FINANCIAL INFORMATION


        Item 1.  Condensed Balance Sheets, March 31 and June 30, 1997.        3

                 Condensed Statements of Operations, Three month periods
                 ended June 30, 1997 and 1996.                                4

                 Condensed Statements of Cash Flows, Three month periods
                 ended June 30, 1997 and 1996.                                4

                 Notes to Condensed Financial Statements.                     5

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          5


PART II OTHER INFORMATION

        Item 1.  Legal proceedings                                            6

        Item 2.  Changes in securities                                        6

        Item 3.  Defaults upon senior securities                              6

        Item 4   Submission of matters to a vote of security holders          6

        Item 5.  Other information                                            6

        Item 6.  Exhibits and reports on Form 8-K                             6


SIGNATURES                                                                    6

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                  June 30, 1997  March 31,1997
------------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS
Current assets:
     Cash (1)                                     $    19,536    $    24,692
     Trade accounts receivable                        636,684        862,104
     Other current assets                              21,587         28,018
------------------------------------------------------------------------------
        Total current assets                          677,807        914,814
------------------------------------------------------------------------------
Property and equipment, at cost                     1,767,827      1,720,575
Accumulated depreciation                           (1,434,450)    (1,395,578)
------------------------------------------------------------------------------
        Net property and equipment                    333,377        324,997
------------------------------------------------------------------------------
Deferred income taxes                                 163,430        166,000
Capitalized software costs, net                       297,680        312,611
Other assets                                           17,305         17,486
------------------------------------------------------------------------------

     TOTAL ASSETS                                 $ 1,489,599    $ 1,735,908
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of Credit                               $    10,000    $   200,000
     Accounts payable                                  94,368        161,049
     Accrued expenses                                 168,573        163,217
     Deferred revenue                                  23,500         22,500
     Current portion of long-term obligations          38,700         37,842
------------------------------------------------------------------------------
         Total current liabilities                    335,141        584,608
------------------------------------------------------------------------------
Long-term obligations                                  83,071         85,808
Stockholders' equity:
     Common stock                                       3,765          3,765
     Additional paid in capital                     1,439,231      1,439,231
     Retained earnings (deficit)                     (371,609)      (377,504)
------------------------------------------------------------------------------
        Total stockholders' equity                  1,071,387      1,065,492
------------------------------------------------------------------------------

     TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,489,599    $ 1,735,908
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS
                                                     Three months ended June 30,
                                                     ---------------------------
                                                          1997         1996
                                                       -----------------------
                                                       (Unaudited)
Net sales                                               $ 760,595    $ 388,458
Operating expenses:
      Production                                          373,410      245,263
      General and administrative                          153,828      166,191
      Marketing                                           175,897      157,701
      Depreciation                                         40,027       42,629
                                                        ----------------------
         Total operating expenses                         743,162      611,784
                                                        ----------------------
Income (loss) from operations                              17,433     (223,326)
Other income (expense)                                     (8,538)      16,822
                                                        ----------------------
Income (loss) before income taxes                           8,895     (206,504)
Income tax benefit (expense)                               (3,000)      68,146
                                                        ----------------------
NET INCOME (LOSS)                                       $   5,895    $(138,358)
                                                        ----------------------
                                                        ----------------------
INCOME (LOSS) PER COMMON SHARE OF STOCK:

NET INCOME (LOSS) PER COMMON SHARE OF STOCK             $    0.00    $   (0.04)
                                                        ----------------------
                                                        ----------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING DURING THE PERIOD                     3,765,000    3,765,000
                                                        ----------------------
                                                        ----------------------


CONDENSED STATEMENTS OF CASH FLOWS

                                                     Three months ended June 30,
                                                     ---------------------------
                                                          1996         1996
                                                       -----------------------
                                                       (Unaudited)
CASH FLOWS FROM OPERATIONS:
Net cash provided by operations                         $ 234,361    $ 131,925
                                                        ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                   (47,640)      (3,217)
                                                        ----------------------
Net cash (used in) investing activities                   (47,640)      (3,217)
                                                        ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt and capital lease payments                     (191,877)     (15,154)
                                                        ----------------------
Net cash (used in) financing activities                  (191,877)     (15,154)
                                                        ----------------------
Net (decrease) increase in cash                         $  (5,156)   $ 113,554
                                                        ----------------------
                                                        ----------------------

NOTE 1.

The accompanying Condensed Balance Sheets at March 31 and June 30, 1997 and Condensed Statements of Operations and Cash Flows for the three month periods ended June 30, 1997 and 1996 should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1997, 1996 and 1995. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and notes for the fiscal years ended March 31, 1997, 1996 and 1995. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

FINANCIAL CONDITION

At June 30, 1997, the Company's working capital position was $342,666, an increase of $12,460 from the position at March 31, 1997. The year-to-date increase is attributed to positive cash flows from operations. Cash flow from operations was $234,361 during the current quarter. The majority of the Company's cash flow from operations during the three months ended June 30, 1997 was used to paydown the line of credit and other outstanding debt obligations. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions during the first quarter of 1997, primarily for production and research and development equipment, were $50,140, financed primarily through capital leases.

Debt and capital lease payments were $191,877, net of borrowings, during the three months ended June 30, 1997.

RESULTS OF OPERATIONS

Income from operations in the amount of $17,433 was recorded during the first quarter of fiscal 1998, compared to a loss from operations in the amount of $(223,326) during the corresponding period of the preceding fiscal year. The increase in operating income from the first quarter of fiscal 1998, as compared to the first quarter of fiscal 1997 was due to an increase in revenues of 96% from $338,458 to $760,595. Corresponding operating expenses increased by 22% for the first quarter of 1998, as compared to the first quarter of 1997. Production expenses were higher than those of the corresponding quarter of the preceding year primarily due to the increase in labor needed to produce higher revenue levels. Included in the production expense for the first quarter of 1997 is $58,030 of research and development costs. Research and development costs are incurred as the Company continues to refine and enhance the VuPoint system. Revenues from the rental of the VuPoint system and the corresponding service revenues earned during the first quarter of fiscal 1998 were $49,144 as compared to $0 during the corresponding period of the preceding fiscal year. Management anticipates that sales volumes and operating results are expected to remain at current levels during the second quarter. However, management anticipates that sales volumes and operating results will increase during the third quarter as a result of increased client trial activity.

The Company had a net deferred tax asset of $163,430 at June 30, 1997 as compared to $166,000 at March 31, 1997. The decrease in the deferred tax asset was the direct result of the corresponding increase in the Company's income before taxes for the first quarter of fiscal 1998. The company has established a valuation allowance of $65,000 at June 30, 1997 and March 31, 1997 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to the tax credits and a portion of the loss carryforwards may not be realized before all carryforward expiration dates.

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

Z-AXIS CORPORATION


By:   /s/ Alan Treibitz
      -------------------
      Alan Treibitz
      President

Date: August 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Steven H. Cohen   Director, Chief Executive Officer       August 14, 1996
---------------------

 /s/ Alan Treibitz     Director, President, Treasurer,
---------------------    Chief Financial Officer, Principal
Alan Treibitz            Accounting Officer                    August 14, 1996