Form 10-Q
period 1997-09-30
Z AXIS CORP
filed 1997-11-14
CIK 723928

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997.

Commission file number 0-11284


                                  Z-Axis Corporation
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                Colorado                                       84-0910490
-------------------------------------------------------------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation of organization)                          Identification No.)



7395 East Orchard Road, Suite A-100
Greenwood, Colorado                                            80111-2509
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
Yes [X]  No [ ]


The number of common shares outstanding as of September 30, 1997:  3,785,000


                                   1 of 8

                                       CONTENTS

PART I   FINANCIAL STATEMENTS.


         Item 1.   Condensed Balance Sheets, March 31 and September 30, 1997.            3

                   Condensed Statements of Operations, three and six month periods
                   ended September 30, 1997 and 1996.                                    4

                   Condensed Statements of Cash Flows, six month periods
                   ended September 30, 1997 and 1996.                                    4

                   Notes to Condensed Financial Statements.                              5

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.                                            5-6

PART II  OTHER INFORMATION.                                                              6

         Item 1.   Legal proceedings.                                                    6

         Item 2.   Changes in securities.                                                6

         Item 3.   Defaults upon senior securities.                                      7

         Item 4.   Submission of matters to a vote of security holders.                  7

         Item 5.   Other information.                                                    7

         Item 6.   Exhibits and reports on Form 8-K.                                     7


SIGNATURES                                                                               8


                                   2 of 8

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS


                                                September 30,      March 31,
                                                    1997             1997
                                                (Unaudited)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

ASSETS
Current assets:
     Cash                                       $    25,954      $    24,692
     Trade accounts receivable                      691,325          862,104
     Other current assets                            32,853           28,018
-----------------------------------------------------------------------------
        Total current assets                        750,132          914,814
-----------------------------------------------------------------------------
Property and equipment, at cost                   1,839,833        1,720,575
Accumulated depreciation                         (1,476,090)      (1,395,578)
-----------------------------------------------------------------------------
        Net property and equipment                  363,743          324,997
-----------------------------------------------------------------------------
Deferred income taxes                               165,730          166,000
Capitalized software costs                          282,182          312,611
Other assets                                         17,305           17,486
-----------------------------------------------------------------------------

     TOTAL ASSETS                               $ 1,579,092      $ 1,735,908
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of Credit                             $    45,000      $   200,000
     Accounts payable                               119,941          161,049
     Accrued expenses                               209,542          163,217
     Customer deposits                               29,000           22,500
     Current portion of long-term obligations        68,787           37,842
-----------------------------------------------------------------------------
        Total current liabilities                   472,270          584,608
-----------------------------------------------------------------------------
Long-term obligations                                38,236           85,808
Stockholders' equity:
     Common stock                                     3,785            3,765
     Additional paid in capital                   1,441,711        1,439,231
     Retained earnings (deficit)                   (376,910)        (377,504)
-----------------------------------------------------------------------------
        Total stockholders' equity                1,068,586        1,065,492
-----------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                    $ 1,579,092      $ 1,735,908
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See notes to condensed financial statements.

                                   3 of 8

CONDENSED STATEMENTS OF OPERATIONS

                                                     Three months ended             Six months ended
                                                        September 30,                 September 30,
                                                     1997           1996          1997             1996
                                                  --------------------------------------------------------
                                                         (Unaudited)                  (Unaudited)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Net sales                                         $ 788,538      $ 886,923    $ 1,549,133      $ 1,275,381
Operating expenses:
      Production                                    407,324        328,619        780,735          573,882
      General and administrative                    157,445        224,817        311,273          391,007
      Marketing                                     181,989        157,610        357,886          315,313
      Depreciation                                   42,635         39,782         82,662           82,411
----------------------------------------------------------------------------------------------------------
         Total operating expenses                   789,393        750,828      1,532,556        1,362,613
----------------------------------------------------------------------------------------------------------
Income (loss) from operations                          (855)       136,095         16,577          (87,232)
Other (expense) income, net:                         (6,746)        (7,837)       (15,283)           8,985
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (7,601)       128,258          1,294          (78,247)
Income tax (expense) benefit                          2,300        (42,346)          (700)          25,800
----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                 $  (5,301)     $  85,912    $       594      $   (52,447)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE OF STOCK:

NET INCOME (LOSS) PER COMMON SHARE OF STOCK       $   (0.00)     $    0.02    $      0.00      $     (0.01)
----------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING DURING THE PERIOD               3,771,666      3,765,000      3,768,333        3,765,000
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS

                                              Six months ended September 30,
                                              ------------------------------
                                                    1997           1996
                                                        (Unaudited)
----------------------------------------------------------------------------
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net cash provided by (used in) operations       $  290,829      $ (79,541)
----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment           (123,140)       (16,097)
     Proceeds from sale of equipment                 2,700
----------------------------------------------------------------------------
Net cash used in investing activities             (120,440)       (16,097)
----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on line of credit                  395,000        110,000
     Payments on line of credit                   (550,000)       (30,000)
     Borrowing on capital leases                    57,370
     Debt and capital lease payments               (73,997)       (28,205)
     Proceeds from exercise of stock options         2,500
----------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                       (169,127)        51,795
----------------------------------------------------------------------------
Net (decrease) in cash                               1,262        (43,843)
Cash, beginning of period                           24,692        118,823
----------------------------------------------------------------------------
CASH, END OF PERIOD                             $   25,954      $  74,980
----------------------------------------------------------------------------
----------------------------------------------------------------------------

See notes to condensed financial statements.

                                     4 of 8

NOTES TO CONDENSED FINANCIAL STATEMENTS.

NOTE 1.

The accompanying Condensed Balance Sheets at September 30, 1997 and March 31, 1997, Condensed Statements of Operations for the three and six month periods ended September 30, 1997 and 1996 and Cash Flows for the six month periods ended September 30, 1997 and 1996, should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1997, 1996 and 1995. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION.

At September 30, 1997, the Company's working capital position was $277,862, a decrease of $64,804 during the current quarter and a decrease of $52,344 over the position at March 31, 1997. The decrease for the second quarter is attributed to aggressive payments on accounts payable, and substantial paydown of the current portion of long-term debt. Cash flow from operations was $290,829 for the six months ended September 30, 1997, as compared to $234,361 for the three months ended June 30, 1997 and $(79,541) for the six months ended September 30, 1996. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions were $47,640 and $75,500 during the three month periods ended June 30 and September 30, 1997, as compared to $3,217 and $12,880 during the three month periods ended June 30 and September 30, 1996.

Debt and capital lease payments were $398,205 and $225,792 during the three month periods ended June 30 and September 30, 1997, as compared to $15,154 and $13,051 for the three month periods ended June 30 and September 30, 1996.
 Debt and capital lease payments for the three month periods ended June 30 and September 30, 1997 are reported at gross amounts. The proceeds from borrowing during these periods were used for financing normal operations and acquisition of new production equipment. Amounts available under the line of credit were $155,000 and $190,000 for the three month periods ended June 30 and September 30, 1996, respectively.

RESULTS OF OPERATIONS.

During the three and six month periods ended September 30, 1997, income from operations was $(855) and $16,577 compared to the corresponding periods of the preceding year of $136,095 and $(87,232), respectively. Net income (loss) for the three and six month periods ended September 30, 1997 was $(5,301) and $594 compared to the corresponding periods of the preceding year of $85,912
and $(52,447).   The roughly break even operating income during the second
quarter of the current fiscal year was primarily attributable to lower sales volumes, as compared to the second quarter of the prior fiscal year. In addition, production costs for the second quarter of the current fiscal year were higher than the same period of the prior year, as well as the prior quarter of the current fiscal year. Operating expenses increased by 5% during the three month period ended September 30, 1997 and 12% during the six month period ended September 30, 1997 when compared to corresponding periods of the prior fiscal year. Production expenses for the three and six months ended September 30, 1997 were higher than those of the corresponding quarters of the proceeding year primarily due to use of outside production facilities while the in-house facilities were undergoing extensive replacement and reconfiguration of equipment, as well as increased research and development costs for development of the VuPoint software. Included in the production expenses for the three and six months ended September 30, 1997 are approximately $71,700 and $129,700, respectively, of research and development cost, as compared to $36,800 and $78,000 during the corresponding periods of the prior fiscal year. The increases in the research and development costs are attributed to an increase in contract labor employed to program, test and document the VuPoint software system. Sales attributed to rental and services provided in connection with the VuPoint software comprise 7% of the total revenues for the three and six month periods ended September 30, 1997 as compared to 0% for the corresponding quarters in the previous year. General and Administrative expenses were lower during the three and six month periods ended September 30, 1997 as compared to the same periods of the prior fiscal year due to reclassification of payroll taxes to their respective departments. In the prior fiscal year, all payroll taxes were recorded to the General and Administrative department. Marketing expenses for the three and six month periods ended

                                     5 of 8

September 30, 1997 are higher as compared to the same periods of the prior fiscal year due to increased expenditures on advertising, as well as higher commissions due to higher sales levels in the six month period. Management anticipates that sales volumes and operating results are expected to increase during the third quarter as a result of increased client trial activity.

The Company had a net deferred tax asset of $165,730 at September 30, 1997 as compared to $166,000 at March 31, 1997. The decrease in the deferred tax asset was the direct result of the corresponding increase in the Company's income before taxes for the six months ended September 30, 1997. The Company has established a valuation allowance of $65,000 at March 31, 1997 and September 30, 1997 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to tax credits and a portion of the loss carryforwards may not be realized before all carryforward expiration dates.

ACCOUNTING PRONOUNCEMENTS.

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with the Accounting Principles Board Opinion (APB) No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share.
Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate to impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.


PART II  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.


                                    6 of 8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of the Corporation was held at the corporate offices on September 29, 1997. The following individuals were elected to serve as directors of the corporation:

                                                           SHARES VOTED
            NAME                   SHARES VOTED FOR    "WITHHOLD AUTHORITY"
            ---------------------------------------------------------------
            Steven H. Cohen            1,760,459             15,400
            Alan Treibitz              1,760,459             15,400
            Marilyn T. Heller          1,760,459             15,400
            Marvin A. Davis            1,760,959             14,900
            James E. Pacotti, Jr.      1,760,959             14,900

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) No exhibits.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                    7 of 8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Z-AXIS CORPORATION


By:   /s/ ALAN TREIBITZ
      --------------------------
      Alan Treibitz
      President

Date: November 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN H. COHEN      Director, Chief Executive Officer     November 14, 1997
----------------------
    Steven H. Cohen


/s/ ALAN TREIBITZ        Director, President, Treasurer,
----------------------   Chief Financial Officer, Principal
    Alan Treibitz        Accounting Officer                    November 14, 1997



                                     8 of 8