Form 10-Q
period 1997-12-31
Z AXIS CORP
filed 1998-02-04
CIK 723928

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1997.

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


The number of common shares outstanding as of December 31, 1997: 3,785,000.



                                  1 of 8

                             CONTENTS


PART I   FINANCIAL STATEMENTS.

         Item 1.   Condensed Balance Sheets, March 31 and
                    December 31, 1997.                                      3

                   Condensed Statements of Operations, Three and
                    nine month periods ended December 31, 1997 and 1996.    4

                   Condensed Statements of Cash Flows, Nine month
                    periods ended December 31, 1997 and 1996.               4

                   Notes to Condensed Financial Statements.                 5

         Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                    5-6

PART II  OTHER INFORMATION.                                                 7

         Item 1.   Legal proceedings.                                       7

         Item 2.   Changes in securities.                                   7

         Item 3.   Defaults upon senior securities.                         7

         Item 4.   Submission of matters to a vote of security holders.     7

         Item 5.   Other information.                                       7

         Item 6.   Exhibits and reports on Form 8-K.                        7

SIGNATURES                                                                  8


                                  2 of 8

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                               December 31,      March 31,
                                                   1997             1997
                                               (Unaudited)
----------------------------------------------------------------------------
Assets
Current assets:
  Cash                                         $    33,516      $    24,692
  Trade accounts receivable                        953,764          862,104
  Other current assets                              46,589           28,018
----------------------------------------------------------------------------
      Total current assets                       1,033,869          914,814
----------------------------------------------------------------------------
Property and equipment, at cost                  1,383,515        1,720,575
Accumulated depreciation                          (924,759)      (1,395,578)
----------------------------------------------------------------------------
      Net property and equipment                   458,756          324,997
----------------------------------------------------------------------------
Deferred income taxes                              123,130          166,000
Capitalized software costs                         215,515          312,611
Other assets                                        17,305           17,486
----------------------------------------------------------------------------
      TOTAL ASSETS                             $ 1,848,575      $ 1,735,908
----------------------------------------------------------------------------
----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of Credit                               $   140,000      $   200,000
  Accounts payable                                 113,113          161,049
  Accrued expenses                                 208,823          163,217
  Customer deposits                                 29,000           22,500
  Current portion of long-term obligations          89,300           37,842
----------------------------------------------------------------------------
      Total current liabilities                    580,236          584,608
----------------------------------------------------------------------------
Long-term obligations                              112,311           85,808
Stockholders' equity:
  Common stock                                       3,785            3,765
  Additional paid in capital                     1,441,711        1,439,231
  Retained earnings (deficit)                     (289,468)        (377,504)
----------------------------------------------------------------------------
      Total stockholders' equity                 1,156,028        1,065,492
----------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,848,575      $ 1,735,908
----------------------------------------------------------------------------
----------------------------------------------------------------------------

See notes to condensed financial statements.


                                  3 of 8

CONDENSED STATEMENTS OF OPERATIONS

                                                           Three months ended           Nine months ended
                                                              December 31,                 December 31,
                                                       -------------------------     -------------------------
                                                          1997            1996          1997          1996
                                                              (Unaudited)                  (Unaudited)
--------------------------------------------------------------------------------------------------------------
Net sales                                              $1,116,545     $  465,935     $2,665,679    $1,741,316
Operating expenses:
  Production                                              569,720        261,773      1,350,454       835,655
  General and administrative                              153,999        174,918        465,273       565,926
  Marketing                                               199,272        134,401        557,157       449,713
  Depreciation                                             49,136         38,382        131,799       120,793
--------------------------------------------------------------------------------------------------------------
    Total operating expenses                              972,127        609,474      2,504,683     1,972,087
--------------------------------------------------------------------------------------------------------------
Income (loss) from operations                             144,418       (143,539)       160,996      (230,771)
Other (expense) income, net:                              (14,377)        (3,668)       (29,660)        5,318
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         130,041       (147,207)       131,336      (225,453)
Income tax (expense) benefit                              (42,600)        48,200        (43,300)       74,000
--------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                      $   87,441      $ (99,007)    $   88,036    $ (151,453)
--------------------------------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE OF STOCK:
--------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE OF STOCK            $     0.02      $   (0.03)    $     0.02    $    (0.04)
--------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING THE PERIOD                         3,785,000      3,765,000      3,785,000     3,765,000
--------------------------------------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Nine months ended
                                                                                            December 31,
                                                                                     -------------------------
                                                                                         1997         1996
                                                                                           (Unaudited)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net cash provided by (used in) operations                                            $  258,250    $ (107,335)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                   (269,888)      (26,284)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (269,888)      (26,284)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                                          730,000       260,000
  Payments on line of credit                                                           (790,000)     (180,000)
  Borrowings on capital leases                                                          196,370
  Debt and capital lease payments                                                      (118,408)      (44,797)
  Proceeds from exercise of stock options                                                 2,500
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                      20,462        35,203
--------------------------------------------------------------------------------------------------------------
Net (decrease) in cash                                                                    8,824       (98,416)
Cash, beginning of period                                                                24,692       118,823
--------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                                  $   33,516    $   20,407
--------------------------------------------------------------------------------------------------------------

See notes to condensed financial statements.


                                                    4 of 8

NOTES TO CONDENSED FINANCIAL STATEMENTS.

NOTE 1.

The accompanying Condensed Balance Sheets at December 31, 1997 and 1996, Condensed Statements of Operations for the three and nine month periods ended December 31, 1997 and 1996 and Cash Flows for the nine month periods ended December 31, 1997 and 1996, should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1997, 1996 and 1995. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's financial statements and notes for the fiscal years ended March 31, 1997, 1996 and 1995. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

FINANCIAL CONDITION.

At December 31, 1997, the Company's working capital position was $453,633 an increase of $175,771 during the current quarter and an increase of $123,427 over the position at March 31, 1997. Cash flow from operations was $258,250 for the nine months ended December 31, 1997, as compared to $(107,335) for the nine months ended December 31, 1996. The increase in working capital and cash flow from operations for the current quarter and fiscal year is attributable to higher sales volumes than in the prior fiscal year coupled with aggressive accounts receivable collections. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating needs.

Capital additions were $197,388 and $269,888 during the three and nine month periods ended December 31, 1997, respectively, as compared to $13,404 and $26,284 during the three and nine month periods ended December 31, 1996. The increase in capital additions was due mainly to acquisition of new production facility equipment through a capital lease arrangement. The new equipment replaces and upgrades old equipment that has become obsolete due to advances in technology.

Debt and capital lease payments were $284,411 and $908,408 during the three and nine month periods ended December 31, 1997, respectively as compared to $166,592 and $224,797 during the three and nine month periods ended December 31, 1996. Debt and capital lease payments are reported at gross amounts. The proceeds from borrowing during these periods were used for financing normal operations and acquisition of new production equipment. Amounts available under the line of credit were $110,000 for the nine month period ended December 31, 1997 as compared to $0 for the nine month period ended December 31, 1996.

RESULTS OF OPERATIONS.

During the three and nine month periods ended December 31, 1997, income from operations was $144,418 and $160,996 respectively, as compared to losses from operations of $(143,539) and $(230,771) for the three and nine month periods ended December 31, 1996. Sales volumes for the three and nine months ending December 31, 1997 as compared to the corresponding periods of the previous fiscal year show an increase of 140% and 53% respectively. Management attributes this positive trend to an increase in large engagements, as well as continued sales of VuPoint services and equipment rentals.

Operating expenses increased by 60% and 27% during the three and nine months periods ended December 31, 1997, respectively, when compared to corresponding periods of the prior fiscal year. This trend is primarily attributable to the increase in production contract labor costs and billable expenses as a direct result of the corresponding increases in the sales volumes for the same periods. In addition, research and development costs have increased due to contract labor employed to program, test and document the VuPoint software system as well as amortization of past capitalized software development costs. Included in the production expenses for the three and nine months ended December 31, 1997, are approximately $150,000 and $280,000, respectively, of research and development cost as compared to $33,500 and $111,600 during the corresponding periods of the prior fiscal year. General and Administrative expenses

                                    5 of 8
were lower during the three and nine month periods ending December 31, 1997 as compared to the same periods of the prior fiscal year due to reclassification of payroll taxes and other expenses to their respective departments. Marketing expenses for the three and nine month periods ended December 31, 1997 increased 48% and 24% as compared to the same periods of the prior fiscal year due to increased expenditures on advertising, as well as higher commissions due to the increase in the sales levels. Management anticipates that sales volumes and operating expenses are expected to remain at the same levels during the fourth quarter.

The Company had a net deferred tax asset of $123,130 at December 31, 1997 as compared to $166,000 at March 31, 1997. The decrease in the deferred tax asset was the direct result of the corresponding increase in the Company's income before taxes for the nine months ended December 31, 1997. The Company has established a valuation allowance of $65,000 at March 31, 1997 and December 31, 1997 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to tax credits and a portion of the loss carryforwards may not be realized before all carryforward expiration dates.

ACCOUNTING PRONOUNCEMENTS.

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with the Accounting Principles Board Opinion (APB No. 15), "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the financial statements.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance.

Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management as been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.


                                    6 of 8

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


Z-AXIS CORPORATION


/s/ Steven H. Cohen          Director, Chief Executive         February 3, 1998
------------------------      Officer
Steven H. Cohen

Date: February 2, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven H. Cohen          Director, Chief Executive         February 3, 1998
------------------------      Officer
Steven H. Cohen


/s/ Alan Treibitz            Director, President, Treasurer,   February 3, 1998
------------------------      Chief Financial Officer
Alan Treibitz


                                    8 of 8