Form 10-K
period 1998-03-31
Z AXIS CORP
filed 1998-07-14
CIK 723928

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended March 31, 1998.

Commission file number 0-11284

                                 Z-Axis Corporation
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                   Colorado                              84-0910490
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
               or organization)                      Identification No.)

7395 East Orchard Road, Suite A-100
Greenwood Village, Colorado                                80111-2509
--------------------------------------------------------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code: (303) 713-0200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                  Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Stock, $.001 par value        Electronic Bulletin Board

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

The registrant's common stock trades on the electronic bulletin board of the
Over-the-Counter market under the trading symbol "AXIS".   The aggregate market
value of the registrant's voting stock held by non-affiliates of the registrant as of March 31, 1998 was $463,451. The aggregate market value was calculated based upon the number of shares held by non-affiliates on March 31, 1998 and the price at which the registrant's common stock traded on May 1, 1998, the last date on which the registrant had knowledge of a public trade prior to filing this report.

The number of common shares outstanding as of March 31, 1998: 3,785,000.

Documents incorporated by reference:

Title of Document                                              Part of Form 10-K
--------------------------------------------------------------------------------
Proxy Statement to shareholders to be filed by
  July 29, 1998                                                  Part III

Annual Report to shareholders for the fiscal year ended
  March 31, 1998                                                 Parts II and IV

Registration Statement on Form S-18, SEC file no. 2-85302-D      Part IV

--------------------------------------------------------------------------------

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

The Company was formed for the purpose of providing video graphic presentation services for industrial and government customers. The Company provided services during its early years primarily to the broadcast television industry. In the late 1980's, the Company focused its sales and marketing efforts toward two specific areas: animation and video presentation services for the litigation support and aviation communications industries. Litigation support customers include law firms, corporations and insurance companies throughout the United States. Approximately 93%, 98% and 96% of the Company's net sales during its fiscal years ended March 31, 1998, 1997 and 1996, respectively, were provided by litigation support services and the balance, approximately 7%, 2% and 4% respectively, from aviation communications and other services. The trend during recent years has been to concentrate greater sales and marketing efforts towards the litigation support industry. Although certain customers from time to time may each provide more than 10% of the Company's net sales, it is not dependent upon any group of customers. During the year ended March 31, 1998, sales to a Federal Government agency and to Robins, Kaplan, Miller & Ciresi, a law firm, accounted for approximately 21.9% and 24.5%, respectively, of the Company's net sales.

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

The Company's video product is delivered to its customers on videotape or videodisc. Videodisc material can be presented via either a bar code or touch screen system. The Company continues to improve its service and product technology. During the fiscal years ending March 31, 1998, 1997 and 1996, the Company designed and developed an advanced electronic courtroom presentation system consisting of proprietary software in combination with off-the-shelf hardware. The system has been named "VuPoint" and the Company has applied for trademark protection of the name and patent protection for the software. VuPoint was introduced to the litigation market in early 1997. It is designed for use by trial teams, outside counsel and in-house attorneys. The Company considers it to have significant long-term revenue potential and will continue further developments in the foreseeable future. During fiscal year ended March 31, 1998, the Company earned $357,093 in revenue from rental and service of the VuPoint system. The Company expensed $312,611 in related software development costs that were capitalized during fiscal years ended March 31, 1996 and 1997.

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

At March 31, 1998 and 1997, the Company had a backlog of orders for its video services in the amounts of approximately $1,068,000 and $1,022,000, respectively. Although the Company had agreements to perform services in these amounts, in the case of litigation support services, the agreements may be canceled or modified for such reasons as pre-trial settlement of the case being litigated or a decision to use the Company's services to a greater or lesser extent than originally anticipated. Federal government contracts may be terminated at any time at the option of the government.

At March 31, 1998, the Company had 27 regular full-time employees. In addition, there is an adequate base of local well qualified independent contract personnel that the Company employs from time to time as production demands require.

YEAR 2000 COMPLIANCE

Management has reviewed the Company's internal computer systems and software products for Year 2000 problems and believes that such systems and products are, or will soon be, Year 2000 compliant, and management therefore does not expect Year 2000 considerations will materially impact the Company's internal operations. Year 2000 considerations may have an affect on some of the Company's customers and suppliers, and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material impact on its business.

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

PART II

ITEM 5.  MARKET OF REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The number of holders of record of the Company's common stock as of March 31, 1998 was 447 as reported by the transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

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

                                            Bid                  Ask
                                     -----------------------------------------
                                       High      Low       High       Low
------------------------------------------------------------------------------
Fiscal year ended March 31, 1998:
First quarter                        $0.1875   $0.1875   $0.5625    $0.5625
Second quarter                       $0.1875   $0.1875   $0.5625    $0.4375
Third quarter                        $0.1875   $0.0625   $0.4375    $0.375
Fourth quarter                       $0.1875   $0.0625   $0.375     $0.250
------------------------------------------------------------------------------
Fiscal year ended March 31, 1997:
First quarter                        $0.125    $0.125    $0.500     $0.500
Second quarter                       $0.125    $0.125    $0.500     $0.500
Third quarter                        $0.125    $0.125    $0.500     $0.375
Fourth quarter                       $0.1875   $0.125    $0.5625    $0.375
------------------------------------------------------------------------------

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data on page 17 of the Annual Report to shareholders for the fiscal year ended March 31, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 22 of the Annual Report to shareholders for the fiscal year ended March 31, 1998 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included on pages 2 through 16 of the Annual Report to shareholders for the fiscal year ended March 31, 1998 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained in Z-Axis Corporation's Proxy Statement to shareholders to be filed by July 29, 1998, with respect to directors and officers of the registrant, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in Z-Axis Corporation's Proxy Statement to shareholders to be filed by July 29, 1998, with respect to executive compensation, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in Z-Axis Corporation's Proxy Statement to shareholders to be filed by July 29, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Z-Axis Corporation's Proxy Statement to shareholders to be filed by July 29, 1998, with respect to certain relationships and related transactions, is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are incorporated by reference:

     1.  Financial Statements:

         Reports of Independent Certified Public Accountants

         Balance Sheets - March 31, 1998 and 1997

         Statements of Income - Years ended March 31, 1998, 1997 and 1996

         Statements of Cash Flows - Years ended March 31, 1998, 1997 and 1996

         Statements of Stockholders' Equity - Years ended March 31, 1998,
          1997 and 1996

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

Z-AXIS CORPORATION


By: /s/ Steven H. Cohen
   --------------------------------
   Steven H. Cohen
   (Chief Executive Officer)


Date:  July 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven H. Cohen
----------------------     Director, Chief Executive Officer     July 14, 1998
Steven H. Cohen

/s/ Alan Treibitz          Director, President, Treasurer,
----------------------     Chief Financial Officer, Principal
Alan Treibitz              Accounting Officer                    July 14, 1998


/s/ Marilyn T. Heller
----------------------     Director,Secretary                    July 14, 1998
Marilyn T. Heller