Form 10-Q
period 1998-06-30
Z AXIS CORP
filed 1998-08-06
CIK 723928

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended June 30, 1998.

Commission file number 0-11284


                                Z-Axis Corporation
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


             Colorado                               84-0910490
-------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


7395 E. Orchard Road, Suite 100
Greenwood Village, Colorado                         80111
-------------------------------------------------------------------------------
(Address of principal executive office)           (Zip Code)


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


The number of common shares outstanding as of June 30, 1998: 3,785,000.

                                      CONTENTS


PART I    FINANCIAL INFORMATION

          Item 1.   Condensed Balance Sheets, March 31 and June 30, 1998.      3

                    Condensed Statements of Operations, Three month periods
                    ended June 30, 1998 and 1997.                              4

                    Condensed Statements of Cash Flows, Three month periods
                    ended June 30, 1998 and 1997.                              4

                    Notes to Condensed Financial Statements                    5


          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      6-8

PART II   OTHER INFORMATION                                                    8

          Item 1.   Legal proceedings                                          8

          Item 2.   Changes in securities                                      8

          Item 3    Defaults upon senior securities                            8

          Item 4    Submission of matters to a vote of security holders        8

          Item 5.   Other information                                          8

          Item 6.   Exhibits and reports on Form 8-K                           8


SIGNATURES                                                                     9

                                  Page 2 of 9

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                 June 30, 1998   March 31,1998
-------------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS
Current assets:
     Cash                                          $    50,494     $   139,254
     Trade accounts receivable, net                  1,051,335       1,121,753
     Other current assets                               47,044          46,956
-------------------------------------------------------------------------------
        Total current assets                         1,148,873       1,307,963
-------------------------------------------------------------------------------
Property and equipment, at cost                      1,487,512       1,450,837
Accumulated depreciation                              (967,129)       (977,566)
-------------------------------------------------------------------------------
        Net property and equipment                     520,383         473,271
-------------------------------------------------------------------------------
Deferred income taxes                                  100,290         132,575
Other assets                                            13,819          13,819
-------------------------------------------------------------------------------
     TOTAL ASSETS                                  $ 1,783,365     $ 1,927,628
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of Credit                                $         -     $   200,000
     Accounts payable                                   92,495         113,829
     Accrued expenses                                  260,237         278,168
     Customer deposits                                  13,000          27,000
     Current portion of long-term obligations           92,984          72,651
-------------------------------------------------------------------------------
         Total current liabilities                     458,716         691,648
-------------------------------------------------------------------------------
Long-term obligations                                  133,962         114,585
Stockholders' equity:
     Common stock                                        3,805           3,785
     Additional paid in capital                      1,444,191       1,441,711
     Retained earnings (deficit)                      (257,309)       (324,101)
-------------------------------------------------------------------------------
        Total stockholders' equity                   1,190,687       1,121,395
-------------------------------------------------------------------------------
     TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,783,365     $ 1,927,628
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS

                                                   Three months ended June 30,
                                                  ----------------------------
                                                          1998            1997
-------------------------------------------------------------------------------
                                                              (Unaudited)
Net sales                                          $ 1,062,574      $  760,595
Operating expenses:
      Production                                       414,995         315,379
      Research and development                          43,917          43,099
      General and administrative                       195,308         153,828
      Marketing                                        242,745         175,897
      Depreciation                                      58,949          40,027
      Amortization of prior years' software
       development costs                                     -          14,932
-------------------------------------------------------------------------------
         Total operating expenses                      955,914         743,162
-------------------------------------------------------------------------------
Income from operations                                 106,660          17,433
Other expense                                           (7,169)         (8,538)
-------------------------------------------------------------------------------
Income before income taxes                              99,491           8,895
Income tax expense                                     (32,700)         (3,000)
-------------------------------------------------------------------------------
NET INCOME                                         $    66,791      $    5,895
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE OF STOCK:
                            BASIC                  $     0.018      $    0.002
                            DILUTED                $     0.017      $    0.002
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Weighted average number of common shares
      outstanding during the period:
                            Basic                    3,785,000       3,765,000
                            Diluted                  3,857,018       3,842,360
-------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS

                                                   Three months ended June 30,
                                                  ----------------------------
                                                          1998            1997
-------------------------------------------------------------------------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATIONS:
Net cash provided by operations                    $   174,588      $  234,361
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                (44,991)           (879)
-------------------------------------------------------------------------------
Net cash used in investing activities                  (44,991)           (879)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt and capital lease payments                  (220,857)       (238,638)
     Proceeds from exercise of stock options             2,500               -
-------------------------------------------------------------------------------
Net cash used in financing activities                 (218,357)       (238,638)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net decrease in cash                                   (88,760)         (5,156)
Cash, beginning of period                              139,254          24,692
-------------------------------------------------------------------------------
CASH, END OF PERIOD                                $    50,494      $   19,536
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See notes to condensed financial statements.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and March 31, 1998 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three month periods ending June 30, 1998 and 1997 are not necessarily indicative of results to be expected for the full year.

NOTE 2.  TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following:

                                                 June 30, 1998  March 31, 1998
-------------------------------------------------------------------------------
Trade accounts receivable                         $  1,085,761    $  1,131,756
Less allowance for bad debt                             34,426          10,003
-------------------------------------------------------------------------------
Trade accounts receivable, net                    $  1,051,335    $  1,121,753
-------------------------------------------------------------------------------

Approximately 29% and 35% of the Company's trade accounts receivable was due from the same customer at June 30, 1998 and March 31, 1998, respectively.

NOTE 3.  DEBT

Long-term debt consists of the following:

                                                 June 30, 1998  March 31, 1998
-------------------------------------------------------------------------------
Capital lease obligations                           $  226,946      $  187,236
Less current portion                                    92,984          72,651
-------------------------------------------------------------------------------
Long term capital lease obligations                 $  133,962      $  114,585
-------------------------------------------------------------------------------

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $287,324 at June 30, 1998 and $226,757 at March 31, 1998. The related accumulated depreciation was $73,599 at June 30, 1998 and $48,824 at March 31, 1998. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company maintains a line of credit in the amount of $250,000 with a bank, which matures August 1998. If drawn upon, the indebtedness bears interest at the bank's prime rate plus tow percent per annum (10.5% at June 30, 1998 and March 31, 1998). The Company's accounts receivable secure any amounts drawn under the line of credit. As of June 30, 1998 and March 31, 1998, the balance outstanding was $0 and $200,000, respectively.

NOTE 4.  EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the
entity.   For purposes of computing diluted earnings per share, dilutive securities represented 72,018 and 77,660 common stock equivalents at June 30, 1998 and 1997, respectively.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS

The accompanying Condensed Balance Sheets at March 31 and June 30, 1998 and Condensed Statements of Operations and Cash Flows for the three month periods ended June 30, 1998 and 1997 should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1998, 1997 and 1996. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

In addition to the historical information, this 10-Q and Annual Report incorporated by reference herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company desires to take advantage of the "Safe Harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such Safe Harbor with respect to all of such forward-looking statements. The forward-looking statements in this report reflect the Company's current views with respect to future events and financial uncertainties, including those discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date of this report.

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter ended March 31, 1998 and 1997 were $1,062,574 and $760,595, respectively; representing a 40% increase during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. The increase in revenues was due to 43% increase in core business revenues. Core business revenues are primarily earned from providing animation and video presentation services to the litigation support market. Litigation support customers include law firms, corporations, insurance companies and certain government agencies. The Company also earns revenues from the rental and service of an advanced electronic courtroom presentation system consisting of proprietary software in combination with off-the-shelf hardware. The system has been named "VuPoint" and the Company has applied for trademark protection of the name and patent protection for the software. Revenues from the rental of the VuPoint system and the corresponding service revenues earned during the first quarter of fiscal 1999 were $19,385 as compared to $49,144 during the corresponding period of the preceding fiscal year. The decrease in revenues from VuPoint rentals and service was due to fewer trials utilizing the system during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. Management anticipates that overall sales volumes and operating results are expected to remain at current levels during the second quarter. However, management anticipates that sales volumes and operating results will increase during the third quarter as a result of increased client trial activity.

OPERATING INCOME AND EXPENSES

Income from operations in the amount of $106,660 was recorded during the first quarter of fiscal 1999, compared to income from operations in the amount of $17,433 during the corresponding period of the preceding fiscal year. The increase in operating income from the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998 was primarily due to an increase in revenues of 40% from $760,595 to $1,062,574, as noted above. Corresponding operating expenses increased by 29% for the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998.

PRODUCTION EXPENSES

Production expenses increased 32% to $414,995 in the first quarter of fiscal 1999 from $315,379 in the first quarter of fiscal 1998. The increase is consistent with the increase in core business revenues and was primarily due to the increase in labor needed to produce higher revenue levels. Production costs for direct contract labor and other billable expenses will vary directly with sales levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 2% in the first quarter of fiscal 1999 from $43,099 during the first quarter of fiscal 1998 to $43,917 during the first quarter of fiscal 1999. Research and development costs are incurred as the Company continues to refine and enhance the VuPoint system. Management considers VuPoint to have significant long-term revenue potential and will continue further developments in the foreseeable future. Research and development expenses are expected to increase in the second quarter of fiscal 1999 as the Company has added a director position to oversee the development of VuPoint.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 27% in the first quarter of fiscal 1999 to $195,308 from $153,828 in the first quarter of fiscal 1998. The increase is due to an increase in the cost of office space rental, additional professional fees for management consulting activities and an increase in the reserves booked for accounts receivable.

MARKETING EXPENSES

Marketing expenses increased 38% in the first quarter of fiscal 1999 to $242,745 from $175,897 in the first quarter of fiscal 1998. The additional expense is due to an increase in salespersons commissions and is directly proportional to the 40% increase in revenues. Sales commissions are calculated as a percentage of sales.

DEPRECIATION EXPENSE

Depreciation expense increased 47% in the first quarter of fiscal 1999 to $58,949 from $40,027 in the first quarter of fiscal 1998. The increase is due to additions to property and equipment in the amount of $339,910 during fiscal year ended March 31, 1998, as well as additions to property and equipment in the amount of $105,558 during the first quarter of fiscal 1999. Equipment with a net book value of $7,030 and $1,431 was retired or sold during the fiscal year ended March 31, 1998 and the quarter ended June 30, 1998, respectively.

AMORTIZATION OF PRIOR YEARS' SOFTWARE DEVELOPMENT COSTS

The decrease in amortization costs was due to amortization of capitalized software development costs related to VuPoint in the amount of $14,932
recorded in the first quarter of fiscal 1998.   These costs were fully
amortized by fiscal year ended March 31, 1998; accordingly, no amortization costs were recorded for the first quarter of fiscal year 1999.

OTHER EXPENSE

Other expense decreased 16% in the first quarter of fiscal 1999 from $8,538 during the first quarter of fiscal 1998 to $7,169 during the first quarter of fiscal 1999. The decrease is due to lower interest costs as certain debt obligations were paid off during the fiscal year ended March 31, 1998.

INCOME TAX EXPENSE

Income tax expense increased to $32,700 during the first quarter of fiscal 1999 from $3,000 during the first quarter of fiscal 1998. The increase is the direct result of the increase in income from operations as noted above.

The Company had a net deferred tax asset of $100,290 at June 30, 1998 as compared to $132,575 at March 31, 1998. The decrease in the deferred tax asset was the direct result of the corresponding increase in the Company's income before taxes for the first quarter of fiscal 1999. The company has established a valuation allowance of $14,000 at June 30, 1998 and March 31, 1998 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to the tax credits and a portion of the loss carryforwards may not be realized before all carryforward expiration dates.
                                  Page 7 of 9

NET INCOME

Net income and basic income per share were $66,791 and $0.018, respectively for the first quarter of fiscal 1999 compared to $5,895 and $0.002 for the same period of fiscal 1998. Diluted earnings per share were $0.017 for the first quarter of fiscal 1999 as compared to $0.002 for the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's working capital position was $690,157, an increase of $73,842 from the position at March 31, 1998. The year-to-date increase is attributed to positive cash flows from operations. Cash flow from operations was $174,588 during the first quarter of fiscal 1999. The majority of the Company's cash flow from operations during the first quarter of fiscal 1999 was used to paydown the line of credit and make normal payments on capital lease obligations. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions during the first quarter of 1998, primarily for production and research and development equipment, were $105,558; $60,567 of these additions were financed through capital lease arrangements.

Debt and capital lease payments were $220,857, net of borrowings, during the three months ended June 30, 1998.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) No exhibits.
         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:   /s/ Alan Treibitz
   ---------------------
      Alan Treibitz
      President

Date: August 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Steven H. Cohen      Director, Chief Executive Officer     August 14, 1997
------------------------

  /s/ Alan Treibitz
------------------------  Director, President, Treasurer,
Alan Treibitz               Chief Financial Officer, Principal
                            Accounting Officer                  August 14, 1997