Form 10-Q
period 1998-09-30
Z AXIS CORP
filed 1998-11-13
CIK 723928

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended September 30, 1998.

Commission file number 0-11284


                               Z-Axis Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Colorado                                         84-0910490
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
             of organization)                                Identification No.)


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





The number of common shares outstanding as of September 30, 1998:  3,805,000


                                     1 of 11

                                   CONTENTS

PART I    FINANCIAL STATEMENTS.

          Item 1.   Condensed Balance Sheets, March 31 and
                    September 30, 1998.                                    3

                    Condensed Statements of Operations, three and
                    six month periods ended September 30, 1998
                    and 1997.                                              4

                    Condensed Statements of Cash Flows, six month periods
                    ended September 30, 1998 and 1997.                     4

                    Notes to Condensed Financial Statements.               5

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                   6-10

PART II   OTHER INFORMATION.                                               10

          Item 1.   Legal proceedings.                                     10

          Item 2.   Changes in securities.                                 10

          Item 3.   Defaults upon senior securities.                       10

          Item 4.   Submission of matters to a vote of security holders.   10

          Item 5.   Other information.                                     10

          Item 6.   Exhibits and reports on Form 8-K.                      10


SIGNATURES                                                                 11


                                    2 of 11

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                      September 30,    March 31,
                                                         1998            1998
                                                      (Unaudited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                $   19,918     $  139,254
  Trade accounts receivable                            1,043,205      1,121,753
  Other current assets                                    45,079         46,956
--------------------------------------------------------------------------------
    Total current assets                               1,108,202      1,307,963
--------------------------------------------------------------------------------
Property and equipment, at cost                        1,431,815      1,450,837
Accumulated depreciation                                (947,343)      (977,566)
--------------------------------------------------------------------------------
    Net property and equipment                           484,472        473,271
--------------------------------------------------------------------------------
Deferred income taxes                                     96,890        132,575
Other assets                                              15,948         13,819
--------------------------------------------------------------------------------

TOTAL ASSETS                                          $1,705,512     $1,927,628
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of Credit                                      $   60,000     $  200,000
  Accounts payable                                        56,794        113,829
  Accrued expenses                                       174,745        278,168
  Customer deposits                                       13,000         27,000
  Current portion of long-term obligations                95,340         72,651
--------------------------------------------------------------------------------
    Total current liabilities                            399,879        691,648
--------------------------------------------------------------------------------
Long-term obligations                                    109,239        114,585
Stockholders' equity:
  Common stock                                             3,805          3,785
  Additional paid in capital                           1,444,191      1,441,711
  Retained earnings (deficit)                           (251,602)      (324,101)
--------------------------------------------------------------------------------
    Total stockholders' equity                         1,196,394      1,121,395
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,705,512     $1,927,628
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See notes to condensed financial statements.



                                     3 of 11

CONDENSED STATEMENTS OF OPERATIONS

                                                         Three months ended            Six months ended
                                                            September 30,                September 30,
                                                      -----------------------------------------------------
                                                         1998          1997          1998           1997
                                                           (Unaudited)                 (Unaudited)
-----------------------------------------------------------------------------------------------------------
Net sales                                             $ 939,870     $ 788,538     $2,002,444     $1,549,133
Operating expenses:
  Production                                            398,057       351,146        813,052        681,458
  Research and development                               72,533        40,680        116,450         68,848
  General and administrative                            183,949       157,445        379,257        311,273
  Marketing                                             201,710       181,989        444,456        357,886
  Depreciation                                           65,570        42,635        124,518         82,662
  Amortization of prior year's software
    development costs                                         -        15,498              -         30,429
-----------------------------------------------------------------------------------------------------------
      Total operating expenses                          921,819       789,393      1,877,733      1,532,556
-----------------------------------------------------------------------------------------------------------
Income (loss) from operations                            18,051          (855)       124,711         16,577
Other (expense) income, net:                             (8,944)       (6,746)       (16,112)       (15,283)
-----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         9,107        (7,601)       108,599          1,294
Income tax (expense) benefit                             (3,400)        2,300        (36,100)          (700)
-----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                     $   5,707     $  (5,301)    $   72,499     $      594
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE OF STOCK:
        BASIC                                         $   0.002     $  (0.001)    $    0.019     $    0.000
        DILUTED                                       $   0.001     $  (0.001)    $    0.019     $    0.000
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding during the period
        Basic                                         3,795,055     3,765,984      3,795,055      3,765,984
        Diluted                                       3,855,055     3,809,317      3,855,055      3,809,317
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Six months ended
                                                                                          September 30,
                                                                                     ----------------------
                                                                                        1998         1997
                                                                                          (Unaudited)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net cash provided by operations                                                      $ 139,834    $ 290,829
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                   (78,446)     (63,070)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (78,446)     (63,070)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                                         465,000      395,000
  Payments on line of credit                                                          (605,000)    (550,000)
  Debt and capital lease payments                                                      (43,224)     (73,997)
  Proceeds from exercise of stock options                                                2,500        2,500
-----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                 (180,724)    (226,497)
-----------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                                       (119,336)       1,262
Cash, beginning of period                                                              139,254       24,692
-----------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                                  $  19,918    $  25,954
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

See notes to condensed financial statements.



                                     4 of 11

NOTES TO CONDENSED FINANCIAL STATEMENTS.

NOTE 1.  INTERIM FINANCIAL INFORMATION

The accompanying Condensed Balance Sheets at September 30, 1998 and March 31, 1998, Condensed Statements of Operations for the three and six month periods ended September 30, 1998 and 1997 and Cash Flows for the six month periods ended September 30, 1998 and 1997, should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1998, 1997 and 1996. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2.  TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following:

                                         September 30,           March 31,
                                             1998                  1998
--------------------------------------------------------------------------
Trade accounts receivable                 $1,081,307           $1,131,756
Less allowance for bad debt                   38,102               10,003
--------------------------------------------------------------------------
Trade accounts receivable, net            $1,043,205           $1,121,753
--------------------------------------------------------------------------

Approximately 34% of the Company's trade receivables were due from two different customers at September 30, 1998. Approximately 35% of the Company's trade accounts receivable was due from a different customer at March 31, 1998.

NOTE 3.  DEBT

Long-term debt consists of the following:

                                         September 30,           March 31,
                                             1998                  1998
--------------------------------------------------------------------------
Capital lease obligations                  $204,579             $187,236
Less current portion                         95,340               72,651
--------------------------------------------------------------------------
Long term capital lease obligations        $109,239             $114,585
--------------------------------------------------------------------------

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $287,324 at September 30, 1998 and $226,757 at March 31, 1998. The related accumulated depreciation was $101,739 at September 30, 1998 and $48,824 at March 31, 1998. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company maintains a line of credit in the amount of $250,000 with a bank, which matured August 1998. The bank granted an extension of the maturity date to October 31, 1998. If drawn upon, the indebtedness bears interest at the bank's prime rate plus two percent per annum (10.0% at September 30, 1998 and 10.5% at March 31, 1998). The Company's accounts receivable secure any amounts drawn under the line of credit. As of September 30, 1998 and March 31, 1998, the balance outstanding was $60,000 and $200,000, respectively.

NOTE 4.  EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For purposes of computing diluted earnings per share, dilutive securities represented 60,000 and 43,333 common stock equivalents at September 30, 1998 and 1997, respectively.



                                    5 of 11

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The accompanying Condensed Balance Sheets at March 31 and September 30, 1998 and Condensed Statements of Operations and Cash Flows for the three month periods ended September 30, 1998 and 1997 should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1998, 1997 and 1996. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

FORWARD LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

NET SALES

Net sales for the three and six-month periods ended September 30, 1998 were $939,870 and $2,002,444, respectively. Net sales for the corresponding periods ended September 30, 1997 were $788,538 and $1,549,133, respectively. The increase in sales for the three and six month periods ended September 30, 1998 as compared to the corresponding periods ended September 30, 1997 were 19% and 29% respectively. The increase in revenues during the first and second quarters of fiscal 1998 was primarily due to an increase in core business revenues of 37%. Core business revenues are primarily earned from providing animation and video presentation services to the litigation support market. Litigation support customers include law firms, corporations, insurance companies and certain government agencies. The Company also earns revenues from the rental and service of an advanced electronic courtroom presentation system consisting of proprietary software in combination with off-the-shelf hardware. The system has been named "VuPoint" and the Company has received trademark protection of the name. The Company has applied for patent protection for the software. Revenues from the rental of the VuPoint system and corresponding service revenues earned during the three and six month periods ended September 30, 1998 were $0 and $19,385 as compared to $49,993 and $99,137 for the same periods during fiscal 1998. The decrease in revenues from VuPoint rental and service was due to fewer trials utilizing the system during the first and second quarters of fiscal 1999 as compared to the same periods during fiscal 1998. Management anticipates that sales volume, including VuPoint rental and service revenue will increase during the third quarter of fiscal 1999 as a result of increased client trial activity.

OPERATING INCOME AND EXPENSES

Income from operations was $18,051 and $124,711 for the three and six-month periods ended September 30, 1998. Income (loss) from operations was $(855) and $16,577 for the corresponding three and six month period ended September 30, 1997. The increase in operating income during the three and six month periods ended September 30, 1998 as compared to the same periods of fiscal 1997 was due to the 19% and 29% increase in revenues noted above. Corresponding operating expenses increased by 17% and 23% for the three and six month periods ended September 30, 1998 as compared to the three and six month periods ended September 30, 1997.



                                    6 of 11

PRODUCTION EXPENSES

Production expenses were $398,057 and $813,052 for the three and six-month periods ended September 30, 1998 as compared to $351,146 and 681,458 for the three and six-month periods ended September 30, 1997. These results represent an increase of 13% and 19% for the three and six-month periods ended September 30, 1998 as compared to the same periods of the prior fiscal year. The increase is consistent with the increase in core business revenues and was primarily due to the higher expenditures in labor needed to produce the resulting revenue levels. Production costs for direct contract labor and other billable expenses will vary directly with sales levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $72,533 and $116,450 for the three and six-month periods ended September 30, 1998 as compared to $40,680 and $68,848 for the three and six-month periods ended September 30, 1997. These results represent an increase of 79% and 69% for the three and six-month periods ended September 30, 1998 as compared to the same periods of the prior fiscal year. The increase is due to addition of a Director of Software Development during the second quarter of the current fiscal year. This management level position was added in order to provide a technical level of management support over the Company's software development activities. Research and development costs are incurred as the Company continues to refine and enhance the VuPoint system. Management considers VuPoint to have significant long-term revenue potential and will continue further developments in the foreseeable future. Research and development expenses are expected to continue at their current level through out the remaining quarters of the current fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $183,949 and $379,257 for the three and six-month periods ended September 30, 1998 as compared to $157,445 and $311,273 for the three and six-month periods ended September 30, 1997. These results represent an increase of 17% and 22% for the three and six-month periods ended September 30, 1998 as compared to the same periods of the prior fiscal year. The increase is due to an increase in the cost of office space rental, additional professional fees for management consulting activities and an increase in the reserves booked for accounts receivable.

MARKETING EXPENSES

Marketing expenses were $201,710 and $444,456 for the three and six-month periods ended September 30, 1998 as compared to $181,989 and $357,886 for the three and six-month periods ended September 30, 1997. These results represent an increase of 11% and 24% for the three and six-month periods ended September 30, 1998 as compared to the same periods of the prior fiscal year. The additional expense is due to an increase in salespersons commissions and is directly proportional to the 19% and 29% increase in revenues for the three and six month periods ended September 30, 1998. Sales commissions are calculated as a percentage of revenues.

DEPRECIATION EXPENSE

Depreciation expenses were $65,570 and $124,518 for the three and six-month periods ended September 30, 1998 as compared to $42,635 and $82,662 for the three and six-month periods ended September 30, 1997. The increase is due to additions to property and equipment in the amount of $339,910 during the fiscal year ended March 31, 1998 as well as additions to property and equipment in the amount of $141,083 during the six month period ended September 30, 1998.

AMORTIZATION OF PRIOR YEARS' SOFTWARE DEVELOPMENT COSTS

The decrease in amortization costs was due to amortization of capitalized software development costs related to VuPoint in the amount of $15,498 and $30,429 for the three and six-month periods ended September 30, 1997. These costs were fully amortized by fiscal year ended March 31, 1998; accordingly, no amortization costs were recorded for the three and six-month periods ended September 30, 1998.



                                    7 of 11

OTHER EXPENSE

Other expense was $8,944 and $16,112 for the three and six-month periods ended September 30, 1998 as compared to $6,746 and $15,283 for the three and six-month periods ended September 30, 1997. The increase of 33% for the three months ended September 30, 1998 as compared to the same period ended September 30, 1997 was due to loss on disposal of computer equipment. The overall decrease of 5% in other expenses for the six month period ended September 30, 1998 as compared to the same period ended September 30, 1997 is due to lower interest costs as certain debt obligations were paid off during the fiscal year ended March 31, 1998.

INCOME TAX EXPENSE

Income tax (expense)/benefit was $(3,400) and $(36,100) for the three and six month periods ended September 30, 1998 as compared to $2,300 and $(700) for the three and six month periods ended September 30, 1997. The increase in income tax expense for the first two quarters of the current fiscal year is the result of the increase in income from operations noted above.

The Company had a net deferred tax asset of $96,890 at September 30, 1998 as compared to $132,575 at March 31, 1998. The decrease in the deferred tax asset was the direct result of the corresponding increase in the Company's income before taxes for the six months ended September 30, 1988. The Company has established a valuation allowance of $14,000 at September 30, 1998 and March 31, 1998 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to the tax credits and a portion of the loss carryforwards may not be realized before all carryforward expiration dates.

NET INCOME

Net income was $5,707 and $72,499 for the three and six month periods ended September 30, 1998 as compared to $(5,301) and $594 for the three and six month periods ended September 30, 1997. Basic earnings per share were $0.002 and $0.019 for the three month periods ended September 30, 1998 as compared to $(0.001) and $0.000 for the three month periods ended September 30, 1997. Diluted earnings per share were $0.001 and $0.019 for the three and six month periods ended September 30, 1998 as compared to $(0.001) and $0.000 for the three and six month periods ended September 30, 1997. The increase in net income, basic earnings per share and diluted earnings per share for the current fiscal year is due to the higher level of operating income than in the prior fiscal year for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's working capital position was $708,323, an increase of $18,166 during the current quarter and an increase of $92,008 over the position at March 31, 1998. The year-to-date increase is attributed to positive cash flows from operations. Cash flow from operations was $139,834 for the six months ended September 30, 1998, as compared to $174,588 for the three months ended June 30, 1998 and $290,829 for the six months ended September 30, 1997. The majority of the Company's cash flow from operations during the first and second quarters of fiscal 1999 was used to paydown the line of credit, purchase new equipment and make normal payments on capital lease obligations. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions were $33,455 and $141,083 during the three and six-month periods ended September 30, 1998; $60,567 of these additions were financed through capital lease arrangements.

Debt and capital lease payments were $180,724 for the six-month period ended September 30, 1998. Debt and capital lease payments are reported at net of borrowings. The proceeds from borrowing during these periods were used for financing normal operations and acquisition of new production equipment.



                                    8 of 11

YEAR 2000 COMPLIANCE

GENERAL

Many older computer systems, software products and embedded chips that are in use today were programmed to accept two digit entries in the date code field (e.g. "98" for "1998"). These systems, software and embedded chips need to be modified or upgraded to distinguish twenty-first century dates (e.g. "2002") from twentieth century dates (e.g. "1902"), in order to avoid the possibility of erroneous results or systems failures.

The Company's management has launched an effort to address any potential Year 2000 compliance issues relating to its 1) internal operating systems, 2) vendors, facilities and other third parties and 3) software products that it licenses to customers. Management believes that adequate resources have been allocated to this effort and expects that any Year 2000 considerations will not materially impact the Company's internal operations. Year 2000 considerations may have an affect on some of the Company's customers and suppliers, and thus indirectly affect the Company.

CORPORATE INFRASTRUCTURE STATE OF READINESS

Management is addressing the Year 2000 issues with respect to the software product ("VuPoint") which it intends to license to existing and potential customers. VuPoint currently is Year 2000 compliant and any modifications or rewrites of the software code will be tested to be assured that they are also Year 2000 compliant. Management is also evaluating the Company's internal critical business systems that have date sensitivity. Any internal critical business systems that are not Year 2000 compliant will be replaced or modified before their potential "failure date". Management will be communicating with major vendors, suppliers, landlords and other third parties regarding Year 2000 compliance of embedded processors in the Company's computers and facilities, software and other information technology, and other products and services which the Company obtains from third parties.

COSTS

The Company has not incurred any significant costs associated with Year 2000
compliance evaluations or modifications.   Management has not estimated the
possible future cost of replacing or modifying critical business systems as the extent to which any of these systems might be non-compliant has not been completely determined. However, based on the evaluations completed to date, none of the Company's critical business systems will require significant modification or replacement.

RISKS

The VuPoint software that the Company intends to offer to its customers under licensing arrangements, might contain undetected errors or failures when first introduced or when new versions are released, even though the product is intended to be Year 2000 compliant. While the Company is assessing, correcting and testing VuPoint in regard to Year 2000 compliance, there can be no assurances that the product or future releases of the product will not contain undetected date sensitivity errors. If the Company is unable or is delayed in making the necessary date code changes to VuPoint or future releases of the product, there would not be a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

There can be no assurances that the systems of other parties upon which the Company relies will be made Year 2000 compliant on a timely basis. The Company utilizes third party vendor equipment, telecommunications products, and software products. Management intends to take steps to address the impact, if any, of the Year 2000 issue surrounding such third party products. However, third parties' Year 2000 compliance efforts are not within the control of the Company. The failure of any critical technology components to operate properly may have a material impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

The most substantial operational risks are those that are beyond the Company's control, including the progress of government agencies and compliance efforts of utility companies. It is possible that interruptions in vital services due to Year 2000 non-compliance will interfere with normal business operations. Such failures could materially and adversely affect the Company's results of operations.



                                    9 of 11

Forward-looking statements contained in this Year 2000 Compliance disclosure should be read in conjunction with the Company's disclosure under the heading of Forward Looking Statements for the purposes of the Safe Harbor provisions of the Private Securities Litigation Act of 1995.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders of the Corporation was held at the corporate offices on September 29, 1997. The following individuals were elected to serve as directors of the corporation:

          Name                      Shares Voted For      Shares Voted "Withhold Authority"
          ---------------------------------------------------------------------------------
          Steven H. Cohen              1,715,236                       8,700
          Alan Treibitz                1,715,736                       8,200
          Marilyn T. Heller            1,715,236                       8,700
          Marvin A. Davis              1,715,736                       8,200
          James E. Pacotti, Jr.        1,715,736                       8,200

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) No exhibits.

     (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998.



                                    10 of 11

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION


By: /s/ Alan Treibitz
    -----------------
    Alan Treibitz
    President

Date: November 13, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven H. Cohen      Director, Chief Executive              November 13, 1998
---------------------    Officer
   Steven H. Cohen


/s/ Alan Treibitz        Director, President, Treasurer,        November 13, 1998
---------------------    Chief Financial Officer, Principal
    Alan Treibitz        Accounting Officer



                                    11 of 11