Form 10-Q
period 1998-12-31
Z AXIS CORP
filed 1999-02-16
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998.

Commission file number 0-11284


                               Z-Axis Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Colorado                        84-0910490
         --------------------------------          -------------------
           (State or other jurisdiction            (I.R.S. Employer
         of incorporation of organization)         Identification No.)


7395 East Orchard Road, Suite A-100
Greenwood Village, Colorado                                80111
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (303) 713-0200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of common shares outstanding as of December 31, 1998: 3,805,000.


                                    1 of 12

                                    CONTENTS

PART I   FINANCIAL STATEMENTS.


         Item 1.     Condensed Balance Sheets, March 31 and December 31, 1998.             3

                     Condensed Statements of Operations, three and nine-month periods
                     ended December 31, 1998 and 1997.                                     4

                     Condensed Statements of Cash Flows, nine-month periods
                     ended December 31, 1998 and 1997.                                     4

                     Notes to Condensed Financial Statements.                              5

         Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.                                           6-10

PART II  OTHER INFORMATION.

         Item 1.     Legal proceedings.                                                    10

         Item 2.     Changes in securities.                                                10

         Item 3.     Defaults upon senior securities.                                      10

         Item 4.     Submission of matters to a vote of security holders.                  10

         Item 5.     Other information.                                                    10

         Item 6.     Exhibits and reports on Form 8-K.                                     10

SIGNATURES                                                                                 11



                                    2 of 12

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                 December 31,       March 31,
                                                    1998              1998
                                                 (Unaudited)
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                           $    72,675       $   139,254
  Trade accounts receivable                          800,494         1,121,753
  Other current assets                                56,732            46,956
-------------------------------------------------------------------------------
      Total current assets                           929,901         1,307,963
-------------------------------------------------------------------------------
Property and equipment, at cost                    1,531,386         1,450,837
Accumulated depreciation                            (977,084)         (977,566)
-------------------------------------------------------------------------------
      Net property and equipment                     554,302           473,271
-------------------------------------------------------------------------------
Deferred income taxes                                137,259           132,575
Other assets                                          15,947            13,819
-------------------------------------------------------------------------------
TOTAL ASSETS                                     $ 1,637,409       $ 1,927,628
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of Credit                                 $         -       $   200,000
  Accounts payable                                    40,464           113,829
  Accrued expenses                                   160,796           278,168
  Customer deposits                                   14,000            27,000
  Current portion of long-term obligations           131,344            72,651
-------------------------------------------------------------------------------
      Total current liabilities                      346,604           691,648
-------------------------------------------------------------------------------
Long-term obligations                                167,099           114,585
Stockholders' equity:
  Common stock                                         3,805             3,785
  Additional paid in capital                       1,444,191         1,441,711
  Retained earnings (deficit)                       (324,290)         (324,101)
-------------------------------------------------------------------------------
      Total stockholders' equity                   1,123,706         1,121,395
-------------------------------------------------------------------------------
TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY      $ 1,637,409       $ 1,927,628
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See notes to condensed financial statements.


                                    3 of 12

CONDENSED STATEMENTS OF OPERATIONS

                                                Three months ended             Nine months ended
                                                    December 31,                   December 31,
                                            -----------------------------------------------------------
                                                1998           1997            1998            1997
                                                   (Unaudited)                     (Unaudited)
-------------------------------------------------------------------------------------------------------
Net sales                                   $   853,287    $  1,116,545    $  2,855,731    $  2,665,679
Operating expenses:
   Production                                   403,302         419,557       1,216,354       1,070,584
   Research and development                      71,456          83,496         187,907         182,773
   General and administrative                   186,406         153,999         565,663         465,273
   Marketing                                    215,337         199,272         659,793         557,158
   Depreciation                                  67,694          49,136         192,212         131,799
   Amortization of prior year's
   software development costs                         -          66,667               -          97,096
-------------------------------------------------------------------------------------------------------
      Total operating expenses                  944,195         972,127       2,821,929       2,504,683
-------------------------------------------------------------------------------------------------------
Income (loss) from operations                   (90,908)        144,418          33,802         160,996
Other (expense) income, net                     (17,979)        (14,377)        (34,091)        (29,661)
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes              (108,887)        130,041            (289)        131,335
Income tax (expense) benefit                     36,200         (42,600)            100         (43,300)
-------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                           $   (72,687)   $     87,441    $       (189)   $     88,035
-------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER COMMON SHARE OF STOCK:
                            BASIC           $    (0.019)   $      0.023    $     (0.000)   $      0.023
                            DILUTED         $    (0.019)   $      0.023    $     (0.000)   $      0.023
-------------------------------------------------------------------------------------------------------
Weighted average number of common shares
    outstanding during the period:
                            Basic             3,805,000       3,772,345       3,805,000       3,772,345
                            Diluted           3,895,000       3,837,345       3,895,000       3,837,345
-------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Nine months ended December 31,
                                                                           ------------------------------
                                                                                 1998           1997
                                                                                     (Unaudited)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net cash provided by operations                                            $    315,288    $    258,250
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (114,407)        (73,518)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (114,407)        (73,518)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                                  740,000         730,000
  Payments on line of credit                                                   (940,000)       (790,000)
  Debt and capital lease payments                                               (69,960)       (118,408)
  Proceeds from exercise of stock options                                         2,500           2,500
---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (267,460)       (175,908)
---------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                                 (66,579)          8,824
Cash, beginning of period                                                       139,254          24,692
---------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                        $     72,675    $     33,516
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

See notes to condensed financial statements.

                                           4 of 12

NOTES TO CONDENSED FINANCIAL STATEMENTS.

NOTE 1.  INTERIM FINANCIAL INFORMATION

The accompanying Condensed Balance Sheets at December 31, 1998 and March 31, 1998, Condensed Statements of Operations for the three and nine-month periods ended December 31, 1998 and 1997 and Cash Flows for the nine month periods ended December 31, 1998 and 1997, should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1998, 1997 and 1996. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2.  TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following:

                                        December 31,         March 31,
                                            1998               1998
                                        (Unaudited)
-----------------------------------------------------------------------
Trade accounts receivable               $  849,651          $1,131,756
Less allowance for bad debt                 49,157              10,003
-----------------------------------------------------------------------
Trade accounts receivable, net          $  800,494          $1,121,753
-----------------------------------------------------------------------

Approximately 45% of the Company's trade receivables were due from two different customers at December 31, 1998. Approximately 35% of the Company's trade accounts receivable was due from one customer at March 31, 1998.

NOTE 3.  DEBT

Long-term debt consists of the following:

                                           December 31,      March 31,
                                              1998             1998
                                           (Unaudited)
-----------------------------------------------------------------------
Capital lease obligations                    $298,443         $187,236
Less current portion                          131,344           72,651
-----------------------------------------------------------------------
Long term capital lease obligations          $167,099         $114,585
-----------------------------------------------------------------------

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $407,924 at December 31, 1998 and $226,757 at March 31, 1998. The related accumulated depreciation was $130,827 at December 31, 1998 and $48,824 at March 31, 1998. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company maintains a line of credit in the amount of $400,000 with a bank, which matures August 1999. If drawn upon, the indebtedness bears interest at the bank's prime rate plus one percent per annum (8.75% at December 31, 1998 and 10.5% at March 31, 1998). The Company's accounts receivable secure any amounts drawn under the line of credit. As of December 31, 1998 and March 31, 1998, the balance outstanding was $0 and $200,000, respectively.

NOTE 4.  EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. For purposes of computing diluted earnings per share, dilutive securities represented 90,000 and 65,000 common stock equivalents at December 31, 1998 and 1997, respectively.

                                   5 of 12

NOTE 5.  COMPREHENSIVE INCOME

The Company had adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130). Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid in capital and distributions to stockholders. The adoption of SFAS No. 130 does not impact the Company's financial statements for the three and nine-months ended December 31,1998 and 1997.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The Company's results of operations and financial position will not be affected by adoption of this standard.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes that adoption of this statement will have no impact on the Company's financial statements.

The FASB recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments as fair value. This statement is effective for fiscal years beginning after June 30, 1999. Management believes the adoption of this statement will have no impact on the Company's financial statements.

The FASB recently issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securitization of Mortgage Loans Held for Sales by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Management believes that adoption of this statement will have to impact on the Company's financial statements.


                                   6 of 12

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The accompanying Condensed Balance Sheets at March 31 and December 31, 1998 and Condensed Statements of Operations and Cash Flows for the three and nine-month periods ended December 31, 1998 and 1997 should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1998, 1997 and 1996. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

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

RESULTS OF OPERATIONS

NET SALES

Net sales for the three and nine-month periods ended December 31, 1998 were $853,287 and $2,855,731, respectively. Net sales for the corresponding periods ended December 31, 1997 were $1,116,545 and $2,665,679, respectively. The decrease in net sales for the three-month period ended December 31, 1998 as compared to the three-month period ended December 31, 1997 was 23%. The decrease for the third quarter of fiscal 1999 was a result of lower VuPoint revenues earned as compared to the third quarter of fiscal 1998. VuPoint revenues are discussed below in more detail. The increase in sales for the nine-month period ended December 31, 1998 as compared to the nine-month period ended December 31, 1997 was 7%. The increase in revenues during the first three-quarters of fiscal 1998 was primarily due to an increase in core business revenues of 22%. Core business revenues are primarily earned from providing animation and video presentation services to the litigation support market. Litigation support customers include law firms, corporations, insurance companies and certain government agencies. The Company also earns revenues from the rental and service of an advanced electronic courtroom presentation system consisting of proprietary software in combination with off-the-shelf hardware. The system has been named "VuPoint" and the Company has received trademark protection of the name. The Company has applied for patent protection for the software. Revenues from the rental of the VuPoint system and corresponding service revenues earned during the three and nine-month periods ended December 31, 1998 were $8,930 and $28,315 as compared to $215,056 and $314,193 for the same periods during fiscal 1998. The decrease in revenues from VuPoint rental and service was due to fewer trials utilizing the system during the first three quarters of fiscal 1999 as compared to the same periods during fiscal 1998. Management anticipates that sales volume, including VuPoint rental and service revenue will increase during the fourth quarter of fiscal 1999 as a result of increased client trial activity.

OPERATING INCOME AND EXPENSES

Income (loss) from operations was $(90,908) and $33,802 for the three and nine-month periods ended December 31, 1998. Income from operations was $144,418 and $160,996 for the corresponding three and nine-month periods ended December 31, 1997. The decrease in operating income during the three and nine-month periods ended December 31, 1998 as compared to the same periods of fiscal 1997 was due to the decrease in VuPoint revenues noted above. Corresponding operating expenses decreased by 3% for the three-month period ended December 31, 1998 as compared to the three-month period ended December 31, 1997. Operating expenses increased by 13% for the nine-month period

                                   7 of 12
ended December 31, 1998 as compared to the nine-month period ended December 31, 1997. The fluctuations in the components of operating expenses are discussed in the following sections.

PRODUCTION EXPENSES

Production expenses were $403,302 and $1,216,354 for the three and nine-month periods ended December 31, 1998 as compared to $419,557 and 1,070,584 for the three and nine-month periods ended December 31, 1997. These results represent a decrease of 4% for the three-month period ended December 31, 1998 and an increase of 14% for the nine-month period ended December 31, 1998 as compared to the same periods of the prior fiscal year. The decrease for the three-month period ended December 31, 1998 is a result of the lower VuPoint revenues. The cost associated with VuPoint service revenue is primarily contract labor. Since the VuPoint revenues were significantly lower than the comparable quarter of the prior fiscal year, the associated contract labor costs were also lower. The increase for the nine-month period ended December 31, 1998 is consistent with the increase in core business revenues and was primarily due to the higher expenditures in labor needed to produce the resulting revenue levels. Production costs for direct contract labor and other billable expenses will vary directly with sales levels.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $71,456 and $187,907 for the three and nine-month periods ended December 31, 1998 as compared to $83,496 and $182,773 for the three and nine-month periods ended December 31, 1997. These results represent a decrease 14% for the three-month period ended December 31, 1998 and an increase of 3% for the nine-month period ended December 31, 1998 as compared to the same periods of the prior fiscal year. The decrease for the three-month period ended December 31, 1998 was due to the fact that in the third quarter of fiscal 1998, the Company utilized a significant level of contract labor employed to program, test and document the VuPoint system. The same level of contract labor was not needed during the third quarter of fiscal 1999. The increase in research and development expenses for the nine-month period ended December 31, 1998 as compared to the same period of the prior fiscal year is due to addition of a Director of Software Development during the second quarter of the current fiscal year. This management level position was added in order to provide a technical level of management support over the Company's software development activities. Research and development costs are incurred as the Company continues to refine and enhance the VuPoint system. Management considers VuPoint to have significant long-term revenue potential and will continue further developments in the foreseeable future. Research and development expenses are expected to decrease in the fourth quarter of fiscal 1999 due to vacancies in the department.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $186,406 and $565,663 for the three and nine-month periods ended December 31, 1998 as compared to $153,999 and $465,273 for the three and nine-month periods ended December 31, 1997. These results represent an increase of 21% and 22% for the three and nine-month periods ended December 31, 1998 as compared to the same periods of the prior fiscal year. The increase is due to an increase in the cost of office space rental, additional professional fees for management consulting activities and an increase in the reserves booked for accounts receivable.

MARKETING EXPENSES

Marketing expenses were $215,337 and $659,793 for the three and nine-month periods ended December 31, 1998 as compared to $199,272 and $557,158 for the three and nine-month periods ended December 31, 1997. These results represent an increase of 8% and 18% for the three and nine-month periods ended December 31, 1998 as compared to the same periods of the prior fiscal year. The additional expense in the third quarter of fiscal 1999 is due to the opening of a sales office in Los Angeles, California. The increase for the nine-month period ended December 31, 1998 is due to the combination of the opening of the new sales office, as well as an increase in salespersons commissions directly related to the increase in revenues for the same period. Sales commissions are calculated as a percentage of revenues.

DEPRECIATION EXPENSE

Depreciation expenses were $67,694 and $192,212 for the three and nine-month periods ended December 31, 1998 as compared to $49,136 and $131,799 for the three and nine-month periods ended December 31, 1997. The increase is due to additions to property and equipment in the amount of $339,910 during the fiscal year ended March 31, 1998 as


                                   8 of 12
well as additions to property and equipment and equipment under capital leases in the amount of $303,003 during the nine-month period ended December 31, 1998.

AMORTIZATION OF PRIOR YEARS' SOFTWARE DEVELOPMENT COSTS

The decrease in amortization costs was due to amortization of capitalized software development costs related to VuPoint in the amount of $66,667 and $97,096 for the three and nine-month periods ended December 31, 1997. These costs were fully amortized by fiscal year ended March 31, 1998; accordingly, no amortization costs were recorded for the three and nine-month periods ended December 31, 1998.

OTHER EXPENSE

Other expense was $17,979 and $34,091 for the three and nine-month periods ended December 31, 1998 as compared to $14,377 and $29,661 for the three and nine-month periods ended December 31, 1997. The increase of 25% for the three months ended December 31, 1998 as compared to the same period ended December 31, 1997 was due to loss on disposal of production equipment. The overall decrease of 15% in other expenses for the nine-month period ended December 31, 1998 as compared to the same period ended December 31, 1997 is due to lower interest costs as certain debt obligations were paid off during the fiscal year ended March 31, 1998.

INCOME TAX EXPENSE

Income tax (expense)/benefit was $36,200 and $100 for the three and nine-month periods ended December 31, 1998 as compared to $(42,600) and $(43,300) for the three and nine-month periods ended December 31, 1997. The decrease in income tax expense for the first three-quarters of the current fiscal year is the result of the decrease in income from operations noted above.

The Company had a net deferred tax asset of $137,259 at December 31, 1998 as compared to $132,575 at March 31, 1998. The increase in the deferred tax asset was the result of the estimation of the Company's tax liability for the current fiscal year and the corresponding adjustments to the account. The Company files corporate income tax returns on a cash basis, which based on the timing of cash payments and disbursements could result in taxable income. The Company has established a valuation allowance of $14,000 at December 31, 1998 and March 31, 1998 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to the tax credits and a portion of the loss carryforwards may not be realized before all carryforward expiration dates.

NET INCOME

Net income (loss) was $(72,687) and $(189) for the three and nine-month periods ended December 31, 1998 as compared to $87,441 and $88,035 for the three and nine-month periods ended December 31, 1997. Basic earnings (loss) per share were $(0.019) and $0.000 for the three and nine-month periods ended December 31, 1998 as compared to $0.023 and $0.023 for the three and nine-month periods ended December 31, 1997. Diluted earnings (loss) per share were $(0.019) and $0.00 for the three and nine-month periods ended December 31, 1998 as compared to $0.023 and $0.023 for the three and nine-month periods ended December 31, 1997. The decrease in net income, basic earnings per share and diluted earnings per share for the current fiscal year is due to the lower level of operating income than in the prior fiscal year for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's working capital position was $583,297, a decrease of $125,026 during the current quarter and a decrease of $33,018 over the position at March 31, 1998. The year-to-date decrease is attributed to the decrease in accounts receivable at December 31, 1998. Cash flow from operations was $315,288 for the nine- months ended December 31, 1998, as compared to $258,250 for the nine-months ended December 31, 1997. The majority of the Company's cash flow from operations during the first three quarters of fiscal 1999 was used to paydown the line of credit, purchase new equipment and make normal payments on capital lease obligations. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.


                                   9 of 12

Capital additions were $163,990 and $295,574 during the three and nine-month periods ended December 31, 1998; $181,167 of these additions were financed through capital lease arrangements.

Debt and capital lease payments were $269,960 for the nine-month period ended December 31, 1998. Debt and capital lease payments are reported at net of borrowings. The proceeds from borrowing during these periods were used for financing normal operations and acquisition of new production equipment.

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

COSTS

The Company has not incurred any significant costs associated with Year 2000 compliance evaluations or modifications. Management has not estimated the possible future cost of replacing or modifying critical business systems, as the extent to which any of these systems might be non-compliant has not been completely determined. However, based on the evaluations completed to date, none of the Company's critical business systems will require significant modification or replacement.

RISKS

The VuPoint software that the Company intends to offer to its customers under licensing arrangements, might contain undetected errors or failures when first introduced or when new versions are released, even though the product is intended to be Year 2000 compliant. While the Company is assessing, correcting and testing VuPoint in regard to Year 2000 compliance, there can be no assurances that the product or future releases of the product will not contain undetected date sensitivity errors. If the Company is unable or is delayed in making the necessary date code changes to VuPoint or future releases of the product, the Company does not anticipate that there would be a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

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


                                  10 of 12

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


                                  11 of 12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Z-AXIS CORPORATION


/s/ Steven H. Cohen     Director, Chief Executive Officer     February 16, 1999
----------------------
Steven H. Cohen

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven H. Cohen     Director, Chief Executive Officer     February 16, 1998
----------------------
Steven H. Cohen


/s/ Alan Treibitz       Director, President, Treasurer,
----------------------  Chief Financial Officer               February 16, 1998
Alan Treibitz





                                  12 of 12