Form 10-K
period 1999-03-31
Z AXIS CORP
filed 1999-07-14
CIK 723928

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the fiscal year ended March 31, 1999.

Commission file number 0-11284

                          Z-Axis Corporation
-----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          Colorado                           84-0910490
-----------------------------------------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

                      7395 East Orchard Road, Suite A-100
                               Greenwood Village,
                                    Colorado
                                   80111-2509

-----------------------------------------------------------------------
              (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code: (303) 713-0200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class           Name of each exchange on which registered
-----------------------------------------------------------------------

Common Stock, $.001 par value                  Electronic Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10-K [X].

The registrant's common stock trades on the electronic bulletin board of the Over-the-Counter market under the trading symbol "AXIS". The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 31, 1999 was $365,849. The aggregate market value was calculated based upon the number of shares held by non-affiliates on March 31, 1999 and the price at which the registrant's common stock traded on June 25,1999 the last date on which the registrant had knowledge of a public trade prior to filing this report.

The number of common shares outstanding as of March 31, 1999: 3,805,000.

Documents incorporated by reference:



Proxy Statement to shareholders to be filed by July 29, 1999           Part III

Annual Report to shareholders  for the fiscal year ended
 March 31, 1999                                                 Parts II and IV

Registration Statement on Form S-18, SEC file no. 2-85302-D             Part IV

-----------------------------------------------------------------------

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

PART I

Item 1.  Business

Z-Axis Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 16, 1983. The principal business and industry segment in which the Company operates is the development and production of computer-generated video graphics and other presentation materials. The Company conducts its business primarily from three locations, its corporate office and production facility located in metropolitan Denver, Colorado and sales offices located in Chicago, Illinois and New York City, New York. During fiscal year 1999 and 1998, the Company also had sales consultants located in Los Angeles, California and New York City, New York. These positions are currently vacant; however, management expects to fill the vacancies with sales consultants by the end of the second quarter of fiscal year 2000, as well as develop alliances with independent sales representatives in these areas. The Company operates within only one industry segment.

The Company provides video graphic presentation services in the litigation services industry for commercial and government customers. Litigation support customers include law firms, corporations and insurance companies throughout the United States. During fiscal years 1999, 1998 and 1997 over 95% of the sales were derived from the litigation support field. The Company has increasingly developed its marketing strategies in this field and expects that the core business revenues will continue to be focused on this market. Management is also exploring other markets that could benefit from the core technologies and expertise developed in the litigation support field. Although certain customers from time to time may each provide more than 10% of the Company's net sales, it is not dependent upon any group of customers. Three customers accounted for 44% of sales in fiscal 1999, two customers accounted for 44% of sales in fiscal 1998 and three customers accounted for 34% of sales in fiscal 1997 .

The Company's products may consist of any combination of computer-generated graphics, live action video, photographs, graphic artwork, document presentation, special effects and presentation exhibit boards. The litigation service products have proven to be successful in courtroom presentations when highly technical or complex concepts are being conveyed. The Company's video product is delivered to its customers on videotape, videodisc or in an electronic format. Videodisc material can be presented via either a bar code system, a touch screen system or an electronic courtroom presentation system called "VuPoint". During the past four fiscal years the Company designed and developed an advanced electronic courtroom presentation system consisting of proprietary software in combination with off-the-shelf hardware. The system has been named "VuPoint". The Company received trademark protection of the name and has filed for patent protection for the software. VuPoint was introduced to the litigation market in early 1997. It is designed for use by trial teams, outside counsel and in-house attorneys. The Company considers it to have significant long-term revenue potential and will continue further developments in the foreseeable future. During fiscal years ended March 31, 1999 and 1998, the Company earned $161,451 and $357,093, respectively, in revenue from rental and service of the VuPoint system. The Company capitalized $146,873 of costs associated with a major revision of the VuPoint system during fiscal 1999. During fiscal 1999 and 1998, the Company expensed $13,967 and $312,611, respectively, in related software development costs that were capitalized during fiscal years ended March 31, 1999 and March 31, 1997 and 1996.

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

At March 31, 1999 and 1998, the Company had a backlog of orders for its video services in the amounts of approximately $1,123,000 and $1,062,000, respectively. Management believes that the backlog will be comparable in the second and third quarters of fiscal 2000. Although the Company had agreements to perform services in these amounts, in the case of litigation support services, the agreements may be canceled or modified for such reasons as pre-trial settlement of the case being litigated or a decision to use the Company's services to a greater or lesser extent than originally anticipated. Federal government contracts may be terminated at any time at the option of the government.

At March 31, 1999, the Company had 25 regular full-time employees and approximately 10 temporary employees. In addition, there is an adequate base of local well-qualified independent contract personnel that the Company employs from time to time as production demands require.

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

The Company's management has addressed potential Year 2000 compliance issues relating to its 1) internal operating systems, 2) vendors, facilities and other third parties and 3) software products that it licenses to customers. Management believes that adequate resources have been allocated to this effort and expects that any Year 2000 considerations will not materially impact the Company's internal operations. Year 2000 considerations may have an affect on some of the Company's customers and suppliers, and thus indirectly affect the Company.

Corporate Infrastructure State of Readiness

Management has addressed the Year 2000 issues with respect to the software product ("VuPoint") which the Company licenses to existing and potential customers. VuPoint currently is Year 2000 compliant and any modifications or rewrites of the software code will be tested to be assured that they are also Year 2000 compliant. Management has also evaluated the Company's internal critical business systems that have date sensitivity. Any internal critical business systems that are not Year 2000 compliant have been or will be replaced or modified before their potential "failure date". Management has communicated with major vendors, suppliers, landlords and other third parties regarding Year 2000 compliance of embedded processors in the Company's computers and facilities, software and other information technology, and other products and services which the Company obtains from third parties.

Costs

In the course of normal business operations, the Company has incurred approximately $110,000 in costs to replace and upgrade computer systems and software programs that potentially were not Year 2000 compliant. Management estimates that an additional $5,000 to $10,000 will need to be expended to upgrade the remaining business systems that are not currently Year 2000 compliant. As a result of the expenditures already made, and those planned, management is confident that all critical business systems that the Company relies upon for operations are or will be Year 2000 compliant by the end of the current calendar year.

Risks

The VuPoint software that the Company intends to offer to its customers under licensing arrangements, might contain undetected errors or failures when first introduced or when new versions are released, even though the product is intended to be Year 2000 compliant. While the Company has assessed, corrected and tested VuPoint in regard to Year 2000 compliance, there can be no assurances that the product or future releases of the product will not contain undetected date sensitivity errors. If the Company is unable or is delayed in making the necessary date code changes to VuPoint or future releases of the product, the Company does not anticipate that there would be a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

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

Item 2.  Properties

The Company's current headquarters and production facility are located in business park in the southern suburbs of Denver, Colorado. It leases two spaces from unaffiliated third parties. The terms of the leases are five-year and three- year periods; both expiring on July 31, 2001. Management believes that the facilities are adequate for the Company's operations.

Item 3.  Legal proceedings

Not applicable.

Item 4.  Submission of matters to a vote of security holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5. Market of registrant's common stock and related stockholder matters

The number of holders of record of the Company's common stock as of March 31, 1999 was 442 as reported by the transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

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

                                                Bid                  Ask
                                        -------------------   -----------------
                                         High         Low       High      Low
                                        -------     -------   -------   -------
Fiscal year ended March 31, 1999:
  First quarter .................       $0.3125     $0.3125   $0.5625   $0.5625
  Second quarter ................       $0.2500     $0.2500   $0.4375   $0.4375
  Third quarter .................       $0.2500     $0.2500   $0.4375   $0.4375
  Fourth quarter ................       $0.1875     $0.1875   $0.3750   $0.3750
Fiscal year ended March 31, 1998:
 First quarter ..................       $0.1875     $0.1875   $0.5625   $0.5625
 Second quarter .................       $0.1875     $0.1875   $0.5625   $0.4375
  Third quarter .................       $0.1875     $0.0625   $0.4375   $0.3750
  Fourth quarter ................       $0.1875     $0.0625   $0.3750   $0.2500

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.

Item 6.  Selected financial data

Selected Financial Data on page 17 of the Annual Report to shareholders for the fiscal year ended March 31, 1999 is incorporated herein by reference.

Item 7. Management's discussion and analysis of financial condition and results of operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 25 of the Annual Report to shareholders for the fiscal year ended March 31, 1999 is incorporated herein by reference.

Item 8.  Financial statements and supplementary data

The financial statements included on pages 3 through 17 of the Annual Report to shareholders for the fiscal year ended March 31, 1999 are incorporated herein by reference.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

On April 12, 1999 the Company engaged a new independent auditor. On April 28, 1999 a form 8-K/A, which is included herein by reference, was filed reflecting this change.

PART III

Item 10.  Directors and officers of the registrant

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders to be filed by July 29, 1999, with respect to directors and officers of the registrant, is incorporated herein by reference.

Item 11.  Executive compensation

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders   to  be  filed  by  July  29,  1999,  with  respect  to  executive compensation, is incorporated herein by reference.

Item 12. Security ownership of certain beneficial owners and management

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders to be filed by July 29, 1999, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

Item 13.  Certain relationships and related transactions

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders to be filed by July 29, 1999, with respect to certain relationships and related transactions, is incorporated herein by reference.

PART IV

Item 14. Exhibits,  financial  statement  schedules and reports on Form
8-K

(a)  The following documents are incorporated by reference:

     1.  Financial Statements:

            Reports of Independent Certified Public Accountants

            Balance Sheets - March 31, 1999 and 1998

            Statements of Operations - Years ended March 31, 1999, 1998 and 1997

            Statements of Cash Flows - Years ended March 31, 1999, 1998 and 1997

            Statements of Stockholders' Equity - Years ended March 31, 1999, 1998 and 1997

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

Z-AXIS CORPORATION


By: /s/ Steven H. Cohen

      Steven H. Cohen
      (Chief Executive Officer)


Date  July 14, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven H. Cohen                    Director, Chief Executive Officer
Steven H. Cohen

/s/ Alan Treibitz                      Director, President, Treasurer,
Alan Treibitz                          Chief Financial Officer, Principal
                                       Accounting Officer

/s/ Marilyn T. Heller                  Director, Secretary
Marilyn T. Heller



                               Z-AXIS CORPORATION
                               Selected Financial
                                      Data



                                                    Years Ended March 31,
                           ----------------------------------------------------------------------
                              1999          1998           1997             1996          1995
                           ----------     ----------     ----------     ----------     ----------
Net sales ............     $3,748,053     $3,894,627     $2,477,645     $2,830,797     $3,279,330
Income from operations         67,296        113,111          7,429         27,564        655,264
Income before
 extraordinary items
 and cumulative
 effect of change
 in accounting for
 income taxes ........         26,809         87,258         11,356          4,437        632,919
Net income ...........         14,439         53,403          7,856          2,937        453,919
Total assets .........      1,765,326      1,927,628      1,735,908      1,651,145      1,836,209
Long-term debt and
 capital lease
 obligations .........        131,102        114,585         85,808        110,129        187,154
Stockholders' equity .      1,138,334      1,121,395      1,065,492      1,056,886      1,052,449
Working capital ......        506,022        616,315        330,206        393,147        505,373
Net income per common
share:
    Basic ............     $     0.00     $     0.01     $     0.00     $     0.00     $     0.12
    Diluted ..........     $     0.00     $     0.01     $     0.00     $     0.00     $     0.12

Weighted average
 number of common
 shares outstanding
 during the period:
    Basic ............      3,800,726      3,775,411      3,761,992      3,759,000      3,752,500
    Diluted ..........      3,850,216      3,779,458      3,761,999      3,759,000      3,752,500
Cash dividends .......           --             --             --             --             --



Management's discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the Company's financial statements and notes for the fiscal years ended March 31, 1999, 1998 and 1997. Except where otherwise noted, references to years are to fiscal years ending March 31 of the year stated.

Results of operations

Net sales

During fiscal years 1999, 1998 and 1997 over 95% of the sales were derived from the litigation support field. The Company has increasingly developed its marketing strategies in this field and expects that the core business revenues will continue to be focused on this market. Management is also exploring other markets that could benefit from the core technologies and expertise developed in the litigation support field. Net sales decreased 4% during 1999. This followed an increase of 57% during 1998 and a decrease of 12% during 1997. The decrease during 1999 was due to lower revenues from the rental and service of the VuPoint courtroom presentation software system as compared to 1998. The core litigation services revenues remained at a consistent level from 1998 to 1999. The significant increase in revenues during 1998 was due to a stable sales force coupled with more effective management of client engagements, resulting in a 43% increase in revenues from core litigation services. In addition, during 1998 the Company earned revenues from the rental and service of the VuPoint courtroom presentation software system. The decrease in net sales during 1997 was primarily attributable to turnover in the sales department. Three customers accounted for a total of 44% of sales in 1999. Two customers accounted for 44% of sales in 1998 and three customers accounted for 34% of sales in 1997. The Company's on-going operations and business are not dependent on any customer or group of customers and are not materially impacted by the effects of inflation.

During fiscal year 1999, the Company announced a strategic alliance formed with Ann Cole Opinion Research and Analysis (ACORA). ACORA works with attorneys and experts in refining their presentations or testimony in court, and ACORA provides analysis on how these communications will be perceived by various jurors. By combining talents and resources, Z-Axis and ACORA can assist in reducing the communication challenges and eliminating the obstacles that can potentially thwart the success at trial. Working together the two companies can provide an approach that encompasses virtually every form of communication and understanding, so that attorneys have few, if any, surprises in court, and what the judge and jury receive is a concise, compelling, complete, effective and winning presentation. Z-Axis will pay ACORA a fee based on revenues generated from leads provided by ACORA. Management believes that this alliance will further strengthen Z-Axis leadership position within the litigation services industry.

The continued investment of funds into research and development, expansion of the market share in the litigation support field and exploration of additional market opportunities are also high management priorities. The Company's ability to maintain an effective marketing program, expand its market share in the near-term and establish new markets in the long-term, may have an effect on its future financial position and results of operations. The number of contracts that the Company services at any given time varies significantly throughout the year. Management considers the expenses associated with development of the VuPoint software presentation system, as well as expansion of the marketing program, necessary for future growth.

Operating expenses

For the years ended March 31, 1999, 1998 and 1997, total operating expenses were 98%, 97% and 99% of net sales, respectively, producing income from operations of $67,296, $113,111 and $7,429, respectively. During 1999, operating expenses decreased 3% over 1998. During 1998, operating expenses increased 53% over 1997. The decrease in 1999 is consistent with the 4% decrease in revenues for the same period. The increase in 1998 is consistent with the 57% increase in revenues during 1998; 24% of the increase in operating expenses for that period were due to the amortization of $312,611 in prior years' capitalized software development costs. Labor expense continues to be the most significant of the Company's operating costs during 1999, 1998 and 1997. During the years 1999, 1998 and 1997 employee compensation costs accounted for approximately 58%, 47% and 49%, respectively, of total operating expenses. The increase in compensation costs for 1999 was due to the addition of a director level position in the research and development department, addition of a sales consultant in Los Angeles and staff salary adjustments primarily in production to bring compensation levels up to the current market rates. Management believes that the Company's staffing levels and production capacity are sufficient to maintain current and anticipated near-term production levels. In addition, there is an adequate supply of local personnel who are trained and qualified that the Company hires on a contract basis as production requirements dictate.

Production expenses increased during 1999 as compared to 1998 and 1997. Production costs as a percentage of sales were 44% for 1999 and 40% for both 1998 and 1997. Production costs for direct contract labor and other billable expenses will vary directly with sales levels. The increase in production costs during 1999 were primarily due to the increased market rates for the type of labor the Company employs. Over the past two years, the Company has increasingly employed more contract labor to produce the core business and VuPoint service revenues. This strategy is used to manage more effectively the cost of labor, as monthly revenue levels can vary significantly depending on the needs of the industry.

Research and development costs, before capitalization of software development costs, increased during 1999 as compared to 1998 and 1997. During 1999, the research and development costs increased due to the addition of a director position to the department. The total research and development costs for 1999 were $246,024; $146,873 of these costs were capitalized as software development costs in accordance with Statement of Position 98-1. The capitalized costs represent a significant change to VuPoint which resulted in a new version of the software that became available for sale January 1, 1999. During the fourth quarter of fiscal 1999, the Company earned VuPoint rental and service revenue, and accordingly, $13,967 in amortization of the capitalized software costs were recorded. During 1998, the Company expensed $234,967 in current research and development costs, and also amortized $312,611 in capitalized software development costs previously capitalized in 1997 and 1996. The Company determined that revenues earned from the sale and associated services of the version of VuPoint that was available for sale during fiscal year ended March 31, 1998 were complete. Accordingly, all capitalized costs associated with that version of VuPoint were amortized by March 31, 1998. The Company has filed for trademark protection of the "VuPoint" name and patent protection for the software. It is a state-of-the-art exhibit management and presentation system for use by trial teams, outside counsel and in-house attorneys. VuPoint's first full use was by the prosecution in the case against Timothy McVeigh for the 1995 bombing of the Murrah Federal Building in Oklahoma City, Oklahoma. The Company considers VuPoint to have significant long-term revenue potential and will continue further developments in the foreseeable future. The product fulfills a need in the marketplace, particularly in presenting exhibits for document-intensive cases. In addition, VuPoint is being considered for introduction into other markets that may need document intensive presentation systems.

General and administrative expenses increased 4% during 1999 as compared to 1998. General and administrative expenses represented 20%, 19% and 30% of sales for 1999, 1998 and 1997, respectively. The increase during 1999 was primarily due to increasing the monthly reserves for bad debts and sales and use tax. In addition, the Company increased expenditures on professional consultation in the area of human resources and strategic planning. General and administrative expenses did not fluctuate significantly during 1998 when compared to 1997. The decrease in 1998 as a percentage of sales is due to more effective management of overhead costs during 1998. Also, included in general and administrative costs for 1997 is approximately $30,000 in expenses associated with relocation of the corporate offices, which occurred in August 1996; there were no relocation expenses incurred during 1999 or 1998.

Marketing expenses increased during 1999 when compared to 1998 and 1997. The increase in 1999 is primarily due to opening a new sales office in Los Angeles, coupled with an increase in travel and advertising costs. Management believes that training and development of sales consultants in regional locations is important to the overall strategy of increasing market share in the litigation support industry. The increase in marketing costs during 1998 was the result of commissions increase based on sales levels. Marketing expenses represented 24%, 20% and 24% of sales for 1999, 1998 and 1997, respectively.

Depreciation expense increased during 1999, 1998 and 1997 as a result of purchase of $316,611, $339,910 and $185,784, respectively in new production, research and development and office equipment. The purchase of this equipment was necessary to allow the Company to keep pace with the rapidly changing technology in the industry. Capital leases in the amount of $181,167, $226,757 and $124,602 were entered into during 1999, 1998 and 1997, respectively, to finance the purchase of the production equipment noted above. During 1999, 1998 and 1997, the Company retired equipment with a net book value of $21,161, $7,030 and $35,258, respectively. Rapid technological advances in the type of equipment that the Company uses in providing its services require that depreciable lives of the equipment be relatively short.

Other income and expenses

Interest expense remained consistent at 1% of net sales for fiscal years 1999, 1998, and 1997. Included in the net interest for 1997 is approximately $22,000 of interest income paid by a customer due to settlement of a receivable. Other income (expense) is comprised primarily of gain (loss) on sale and disposal of fixed assets during 1999, 1998 and 1997 respectively.

Income taxes

For income tax reporting purposes, the Company files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items is different than that for financial statement purposes.

At March 31, 1999 and 1998, the Company had federal income tax loss carry forwards of approximately $1,130,000 and $1,139,000, respectively which expire in the years 2001 through 2014 and federal and state tax credits of approximately $0 and $14,000, respectively. The Company's taxes on income decreased to $12,370 during 1999 as compared to $33,855 during 1998. Income taxes were $3,500 during 1997 as compared to 1998 and 1999 as noted above. The changes in the income taxes are the direct result of the corresponding changes in the Company's deferred tax amounts and liabilities for such periods. The Company had a net deferred tax asset of $120,205 and $132,575 at March 31, 1999 and 1998 resulting primarily from cash basis adjustments and operating loss and tax credit carry-forwards. The company has established a valuation allowance of $0 and $14,000 at March 31, 1999 and 1998 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to the tax credits and a portion of the loss carry forwards may not be realized before all carry forward expiration dates. See Note 1 to the Financial Statements. The Company expects to utilize the deferred tax asset arising out of net operating loss carryforwards due to improved profitability and future tax planning strategies which may include acceleration of taxable income.

Net Income

The Company recorded net income in the amounts of $14,439, $53,403 and $7,856 during the years ended March 31, 1999, 1998 and 1997, respectively.

At March 31, 1999, the Company had a backlog of orders in the amount of approximately $1,123,000, compared to approximately $1,062,000 at March 31, 1998. Management believes that the backlog will be comparable during the second and third quarters of fiscal 2000. Although the Company had agreements to perform services in these amounts, in the case of litigation support services, the agreements may be modified or canceled for such reasons as pre-trial settlement of the case being litigated. Production scheduling of the backlog is generally determined by the Company's customers and is largely controlled by the timing of courtroom litigation. As a consequence, periods of idle production capacity can occur. During these periods, management makes every effort to minimize its impact through a combination of cost controls and production scheduling to the extent possible.

Liquidity and capital resources

At March 31, 1999, the Company's working capital position was $506,023, a decrease of 18% when compared to that of March 31, 1998. The working capital position during 1998 increased 87% when compared to 1997. Total stockholders' equity at March 31, 1999 increased to $1,138,334. The increase in stockholders' equity was due to net income of $14,439 and proceeds from the issuance of common stock of $2,500.

Cash flows from operations were $390,864, $385,686 and $(8,141) during the years ended March 31, 1999, 1998 and 1997, respectively. Cash flows from operations for 1999 were consistent with 1998 and fluctuated less than 1%. The increase in cash flows from operations during 1998 was attributable to higher sales volumes than 1997. The Company's accounts receivable at any given time are generally few in number and relatively large in amount. Although the Company has not had any significant bad debt experiences, any delay in collection of its accounts receivable can result in a disruption of cash flow. To help mitigate any future cash flow irregularities, the Company carries a line of credit in the amount of $400,000 with a bank. Capital additions, as they become necessary to meet production demands and replace equipment, will be acquired with a combination of debt financing and cash flow from operations.

Capital additions were $316,611, $339,910 and $185,784 during the years ended March 31, 1999, 1998 and 1997, respectively. The expenditures for all three periods were made primarily for new and replacement production and research and development equipment. Of the total capital additions during the three year period, approximately 37% were paid for from current operating cash flows and the remainder were obtained through lease or debt arrangements with terms of three to five years.

Cash flows provided by (used by) financing activities were $(229,842), $(160,671) and $149,464 during the years ended March 31, 1999, 1998 and 1997, respectively. The decrease in cash flows from financing activities during 1999 was due to payoff of approximately $200,000 on the outstanding beginning balance on the line of credit. The decrease in cash flows from financing during 1998 was the result of payoff of outstanding notes to related parties. The increase in cash flows from financing activities during 1997 was the result of the utilization of the bank line of credit available to the Company. The line of credit, which matures annually each August, is expected by management to be renewed during the normal course of business.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that a litigation may settle before trial. The Company began the first quarter of fiscal year 2000 with a 35% decrease in sales volumes as compared to the fourth quarter of fiscal year 1999. Sales revenues for the first quarter of fiscal year 2000 are anticipated to be approximately $565,000 resulting in an after tax loss of approximately $(200,000). The decrease in the sales volumes and resulting net profit is due to an overall slow-down in the revenues generated by the litigation industry. Management believes that the slow-down is temporary and sales volumes are expected to increase during the remaining quarters of fiscal 2000. In addition, management is aggressively pursuing development of alternative revenue sources from other industries that can benefit from the many artistic and creative resources found within the Company. Management believes that its current working capital position and cash flow from operations will be sufficient to meet future operating costs and debt service obligations.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement currently has no impact on the financial statements of the Company as the Company has no derivative instruments nor participates in hedging activities.

Inflation

Management believes that inflation has not had a significant impact on the Company's operations during the fiscal years ended March 31, 1999, 1998 and 1997.

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

The Company's management has addressed potential Year 2000 compliance issues relating to its 1) internal operating systems, 2) vendors, facilities and other third parties and 3) software products that it licenses to customers. Management believes that adequate resources have been allocated to this effort and expects that any Year 2000 considerations will not materially impact the Company's internal operations. Year 2000 considerations may have an affect on some of the Company's customers and suppliers, and thus indirectly affect the Company.

   Corporate Infrastructure State of Readiness

Management has addressed the Year 2000 issues with respect to the software product ("VuPoint") which the Company licenses to existing and potential customers. VuPoint currently is Year 2000 compliant and any modifications or rewrites of the software code will be tested to be assured that they are also Year 2000 compliant. Management has also evaluated the Company's internal critical business systems that have date sensitivity. Any internal critical business systems that are not Year 2000 compliant have been or will be replaced or modified before their potential "failure date". Management has communicated with major vendors, suppliers, landlords and other third parties regarding Year 2000 compliance of embedded processors in the Company's computers and facilities, software and other information technology, and other products and services which the Company obtains from third parties.

   Costs

In the course of normal business operations, the Company has incurred approximately $110,000 in costs to replace and upgrade computer systems and software programs that potentially were not Year 2000 compliant. Management estimates that an additional $5,000 to $10,000 will need to be expended to upgrade the remaining business systems that are not currently Year 2000 compliant. As a result of the expenditures already made, and those planned, management is confident that all critical business systems that the Company relies upon for operations are or will be Year 2000 compliant by the end of the current calendar year.

Risks

The VuPoint software that the Company intends to offer to its customers under licensing arrangements, might contain undetected errors or failures when first introduced or when new versions are released, even though the product is intended to be Year 2000 compliant. While the Company has assessed, corrected and tested VuPoint in regard to Year 2000 compliance, there can be no assurances that the product or future releases of the product will not contain undetected date sensitivity errors. If the Company is unable or is delayed in making the necessary date code changes to VuPoint or future releases of the product, the Company does not anticipate that there would be a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

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

Corporate Data and Stockholder Information

Stock Information

Prior to January 1995, there was no market maker for the Company's common stock and the Company was not aware of any public or private trades and accordingly, was not aware of high or low bid or ask quotations prior to that time. During January 1995, the Company's common stock began trading on the electronic bulletin board of the Over-the-Counter market under the trading symbol "AXIS". The range of the high and low bid and ask quotations, as reported by the Nasdaq Stock Market, Inc., for the period ended March 31, 1999 and 1998 was as follows:

                                                Bid                  Ask
                                        -------------------   -----------------
                                         High         Low       High      Low
                                        -------     -------   -------   -------
Fiscal year ended March 31, 1999:
  First quarter .................       $0.3125     $0.3125   $0.5625   $0.5625
  Second quarter ................       $0.2500     $0.2500   $0.4375   $0.4375
  Third quarter .................       $0.2500     $0.2500   $0.4375   $0.4375
  Fourth quarter ................       $0.1875     $0.1875   $0.3750   $0.3750
Fiscal year ended March 31, 1998:
 First quarter ..................       $0.1875     $0.1875   $0.5625   $0.5625
 Second quarter .................       $0.1875     $0.1875   $0.5625   $0.4375
  Third quarter .................       $0.1875     $0.0625   $0.4375   $0.3750
  Fourth quarter ................       $0.1875     $0.0625   $0.3750   $0.2500

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.

Directors:                                     Officers:
Steven H. Cohen                                Steven H. Cohen
 Chairman                                       Chief Executive Officer
 Member, Compensation Committee

Marvin A. Davis                                Jon D. Ackelson
   Member, Compensation Committee               Vice  President, Production

Marilyn T. Heller                              Stephanie S. Kelso
                                                Vice President,  Sales and
                                                Marketing

James E. Pacotti, Jr.                          Marilyn T. Heller
 Member, Compensation Committee                 Secretary


Alan Treibitz                                  Alan Treibitz
                                                President, Chief Operating
                                                Officer, Chief Financial Officer
Corporate Office
7395 E. Orchard Road, Suite A-100
Greenwood Village, Colorado 80111
Telephone: (303) 713-0200

Transfer Agent                               Independent Auditors

American Securities Transfer, Incorporated   Ehrhardt Keefe Steiner & Hottman PC
938 Quail Street, Suite 101                  7979 E. Tufts Avenue
Lakewood, Colorado 80215                     Suite 400
                                             Denver, Colorado 80237-2843

Dividends

No dividends have been declared as of March 31, 1999 and the Company does not anticipate paying dividends in the foreseeable future.

Form 10-K

A copy of the Form 10-K for the year ended March 31, 1999, as filed with the Securities and Exchange Commission, is available without charge upon written request to the corporate Secretary.

                           Table of Contents



Independent Auditors' Report..........................................1

Report of Independent Certified Public Accountants....................2

Financial Statements

    Balance Sheets....................................................3

    Statements of Operations..........................................4

    Statement of Stockholders' Equity.................................5

    Statements of Cash Flows..........................................6

Notes to Financial Statements.........................................7

                     INDEPENDENT AUDITORS' REPORT


Board of Directors
Z-Axis Corporation
Greenwood Village, Colorado


We have audited the accompanying balance sheet of Z-Axis Corporation as of March 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Z-Axis Corporation as of March 31, 1998 and 1997 were audited by other auditors whose report dated June 10, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z-Axis Corporation as of March 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                /s/ Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC

May 11, 1999
Denver, Colorado

          Report of Independent Certified Public Accountants



Board of Directors
Z-Axis Corporation
Greenwood Village, Colorado


We have audited the accompany balance sheet of Z-Axis Corporation as of March 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z-Axis Corporation as of March 31, 1998 and the results of its operations and its cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.



                                    BDO Seidman, LLP

Denver, Colorado
June 10, 1998

                               Z-AXIS CORPORATION

                                 Balance Sheets


                                                                        March 31,
                                                               ----------------------------
                                                                  1999              1998
                                                               -----------      -----------
                                     Assets
Current assets
 Cash ....................................................     $    25,867      $   139,254
  Trade accounts receivable, net of allowance
   of $64,157 (1999) and $19,426 (1998) (Note 2) .........         925,249        1,121,753
  Other current assets ...................................          50,796           46,956
                                                               -----------      -----------
   Total current assets ..................................       1,001,912        1,307,963
                                                               -----------      -----------

Property and equipment, at cost (Note 5)
  Production equipment ...................................       1,193,485        1,182,463
  Office equipment .......................................         323,297          238,790
  Leasehold improvements .................................          35,226           29,584
  Accumulated depreciation and amortization ..............      (1,052,417)        (977,566)
                                                               -----------      -----------
   Net property and equipment ............................         499,591          473,271
                                                               -----------      -----------

Deferred income taxes (Note 4) ...........................         120,205          132,575

Capitalized software cost, net of accumulated
 amortization of $13,967 (1999) ..........................         132,906             --

Other assets .............................................          10,712           13,819
                                                               -----------      -----------

Total assets .............................................     $ 1,765,326      $ 1,927,628
                                                               ===========      ===========

                      Liabilities and Stockholders' Equity

Current liabilities
  Line-of-credit (Note 2) ................................     $    70,000      $   200,000
  Accounts payable .......................................         102,788          113,829
  Accrued expenses (Notes 3 and 8) .......................         160,143          278,168
  Customer deposits ......................................          28,000           27,000
  Current portion of capital lease
   obligations (Note 5) ..................................         134,959           72,651
                                                               -----------      -----------
   Total current liabilities .............................         495,890          691,648

Capital lease obligations (Note 5) .......................         131,102          114,585
                                                               -----------      -----------
   Total liabilities .....................................         626,992          806,233
                                                               -----------      -----------

Commitments (Notes 7 and 8)

Stockholders' equity
  Common stock, $.001 par value,
   10,000,000 shares authorized,
   shares issued and outstanding:
   3,805,000 (1999) and 3,785,000 (1998) .................           3,805            3,785
  Additional paid in capital .............................       1,444,191        1,441,711
  Accumulated deficit ....................................        (309,662)        (324,101)
                                                               -----------      -----------
   Total stockholders' equity ............................       1,138,334        1,121,395
                                                               -----------      -----------

Total liabilities and stockholders' equity ...............     $ 1,765,326      $ 1,927,628
                                                               ===========      ===========


                       See notes to financial statements.

                               Z-AXIS CORPORATION

                            Statements of Operations


                                                         Years Ended March 31,
                                             ---------------------------------------------
                                                 1999             1998             1997
                                             -----------      -----------      -----------

Net sales (Note 6) .....................     $ 3,748,053      $ 3,894,627      $ 2,477,645
                                             -----------      -----------      -----------
Operating expenses
  Production ...........................       1,652,828        1,548,629          984,229
  Research and development .............          99,151          234,967             --
  General and administrative ...........         764,539          732,204          741,871
  Marketing ............................         881,142          768,499          583,602
  Depreciation and amortization ........         269,130          184,606          160,514
  Amortization and write-off of software
  development costs ....................          13,967          312,611             --
                                             -----------      -----------      -----------
   Total operating expenses ............       3,680,757        3,781,516        2,470,216
                                             -----------      -----------      -----------

Income from operations .................          67,296          113,111            7,429

Interest (expense) .....................         (30,380)         (33,542)         (26,281)
Other income (expense) .................         (10,107)           7,689           30,208
                                             -----------      -----------      -----------

Income before income taxes .............          26,809           87,258           11,356

Provision for income taxes (Note 4) ....          12,370           33,855            3,500
                                             -----------      -----------      -----------

Net income .............................     $    14,439      $    53,403      $     7,856
                                             ===========      ===========      ===========

Net income per common share of stock
  Basic ................................     $        -       $       .01      $        -
  Diluted ..............................     $        -       $       .01      $        -

Weighted average number of common shares
 outstanding during the period
  Basic ................................       3,800,726        3,775,411        3,761,992
  Diluted ..............................       3,850,216        3,779,458        3,761,999


                       See notes to financial statements.

                               Z-AXIS CORPORATION
                       Statements of Stockholders' Equity


                             Number of                    Additional                       Total
                              Common        Common          Paid-in      Accumulated     Stockholders'
                              Shares         Stock          Capital        Deficit         Equity
                            ----------     ----------     ----------     ----------      ----------
Balance, March 31, 1996      3,759,000     $    3,759     $1,438,487     $ (385,360)     $1,056,886

Issue 6,000 common shares        6,000              6            744            -               750

Net income ...........              -               -             -           7,856           7,856
                            ----------     ----------     ----------     ----------      ----------
Balance, March 31, 1997      3,765,000          3,765      1,439,231       (377,504)      1,065,492

Exercise of options
 (Note 9) .............         20,000             20          2,480           --             2,500

Net income ............           --             --             --           53,403          53,403
                            ----------     ----------     ----------     ----------      ----------

Balance, March 31, 1998      3,785,000          3,785      1,441,711       (324,101)      1,121,395

Exercise of options
 (Note 9) .............         20,000             20          2,480           --             2,500

Net income ............           --             --             --           14,439          14,439
                            ----------     ----------     ----------     ----------      ----------

Balance, March 31, 1999      3,805,000     $    3,805     $1,444,191     $ (309,662)     $1,138,334
                            ==========     ==========     ==========     ==========      ==========


                       See notes to financial statements.

                               Z-AXIS CORPORATION

                            Statements of Cash Flows


                                                               Years Ended March 31,
                                                   ---------------------------------------------
                                                      1999              1998             1997
                                                   -----------      -----------      -----------
Net income ...................................     $    14,439      $    53,403      $     7,856
                                                   -----------      -----------      -----------
  Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities
   Deferred income taxes .....................          12,370           33,425            5,000
   Depreciation ..............................         269,130          184,606          160,514
   Amortization of software development costs           13,967          312,611             --
   Loss on disposal of equipment .............          13,253            4,330           28,259
   Provision for bad debts ...................          60,000           34,400           45,000
   Accrued interest on notes payable .........            --               --             15,813
   Changes in operating assets and liabilities
    Trade accounts receivable ................         136,504         (294,049)        (200,507)
    Other current assets .....................          (3,840)         (18,938)          23,839
    Other assets .............................           3,107            3,667           (5,545)
    Accounts payable .........................         (11,041)         (47,220)         (22,613)
    Accrued expenses .........................        (118,025)         114,951          (58,704)
    Customer deposits ........................           1,000            4,500           (7,053)
                                                   -----------      -----------      -----------
                                                       376,425          332,283          (15,997)
                                                   -----------      -----------      -----------
         Net cash provided by (used in)
              operating activities ...........         390,864          385,686           (8,141)
                                                   -----------      -----------      -----------

Investing activities
  Purchase of property and equipment .........        (135,444)        (113,153)         (61,182)
  Additions to software development costs ....        (146,873)            --           (178,272)
  Proceeds from sale of property and
   equipment .................................           7,908            2,700            4,000
                                                   -----------      -----------      -----------
      Net cash used in investing
       activities ............................        (274,409)        (110,453)        (235,454)
                                                   -----------      -----------      -----------

Financing activities
  Borrowing on line-of-credit ................       1,180,000        1,035,000          530,000
  Payments on line-of-credit .................      (1,310,000)      (1,035,000)        (330,000)
  Capital lease principal payments ...........        (102,342)        (163,171)         (50,536)
  Proceeds from the exercise of stock
   options ...................................           2,500            2,500             --
                                                   -----------      -----------      -----------
      Net cash (used in) provided by
       financing activities ..................        (229,842)        (160,671)         149,464
                                                   -----------      -----------      -----------

Net (decrease) increase in cash ..............        (113,387)         114,562          (94,131)

Cash, beginning of year ......................         139,254           24,692          118,823
                                                   -----------      -----------      -----------

Cash, end of year ............................     $    25,867      $   139,254      $    24,692
                                                   ===========      ===========      ===========


                       See notes to financial statements.

                               Z-AXIS CORPORATION

                            Statements of Cash Flows



Supplemental disclosures of cash flow information:



                                                               Years Ended March 31,
                                                   ---------------------------------------------
                                                      1999              1998             1997
                                                   -----------      -----------      -----------

Cash paid for taxes                                $      -         $     -          $     -
Cash paid for interest                             $ 35,854         $ 42,114         $ 29,396

Supplemental noncash disclosure:
      Capital lease obligations were incurred in the amount of $181,167 and $226,757 during the year ended March 31, 1999 and 1998, respectively, when the Company entered into capital lease agreements for certain production and office equipment.

      Accrued interest on notes payable to related parties in the amounts of $0, $5,525 and $8,376 was added to the principal of the notes during the years ended March 31, 1999, 1998 and 1997, respectively.

      During the years ended March 31, 1998, fixed assets with a net book value in the amount of $7,030 were retired.

                       See notes to financial statements.

                               Z-AXIS CORPORATION

                         Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Z-Axis Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 16, 1983. The Company is engaged in consulting and presentation services. The primary market for the Company's services is the litigation industry. These services include the strategic analysis of complex litigation issues, the design of demonstrative evidence, the production of such evidence and courtroom presentation. In addition, the Company has developed two types of courtroom presentation systems for its clients: a touchscreen video presentation system and "VuPoint," an electronic image presentation system. The services are provided through its headquarters and production facility in Denver, Colorado and its satellite sales offices in New York City, Chicago and Los Angeles.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by the straight-line method over periods of two to seven years. Depreciation expense includes amounts for owned and leased equipment. Property and equipment are reviewed each year to determine whether any events or circumstances indicated that the carrying amount of the assets may not be recoverable. This review includes estimating future cash flows. Property and equipment costs are expensed when the carrying amounts are determined to be unrealizable.

Software Development Costs

Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized in proportion to future estimated revenues. Costs associated with upgrades and enhancements that result in additional functionality are capitalized.

Revenue and Cost Recognition

The Company generates revenue with both hourly-rate and fixed price contracts. Revenue generated from hourly-rate contracts is recognized as services are performed. Revenue is determined by the contract billing rates and the time incurred to perform the service plus reimbursable expenses. Expense is determined by actual cost incurred. Revenue generated from fixed price contracts is recognized when the contract is completed. The contract is considered complete when all costs, except for insignificant amounts, have been incurred which is typically completed within a 6 month time period.

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. The principal temporary differences that result in deferred tax assets and liabilities are the cash-basis treatment of certain assets and liabilities for tax purposes and property and equipment.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

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

Advertising and Promotional Expense

Advertising expenses are charged to operations during the year in which they are incurred. Promotion expenses are charged to operations over the period of the promotional campaign. Advertising and promotional expense for the years ended March 31, 1999, 1998 and 1997 were approximately $90,000, $92,000 and $69,000.

Research and Development

Research and development costs related to both present and future products are charged to operations in the year incurred.

Use of Estimates

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

During the year ended March 31, 1999, certain costs were incurred relating to the development and enhancement of software. Management has estimated the costs associated with the project and have capitalized those costs which will be amortized over the estimated useful life of two years.

Concentrations of Credit Risk

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, accrued expenses and the line of credit approximate their fair market values because of the short maturity of these instruments. Accordingly, the fair value approximates their reported carrying amount. With respect to capitalized lease obligations, fair value approximates their reported carrying amount.

Recently Issued Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement currently has no impact on the financial statements of the Company as the Company has no derivative instruments nor participates in hedging activities.


Note 2 - Line-of-Credit

The Company entered into an agreement with a bank for a line-of-credit of $400,000 due August 1999. The interest rate is calculated at 1% over the bank's prime rate (8.75% at March 31, 1999) and interest is payable monthly. The line is collateralized by the Company's accounts receivable and general intangibles. The balance outstanding on the line-of-credit at March 31, 1999 and 1998 was $70,000 and $200,000, respectively.


Note 3 - Accrued Expenses

Accrued expenses consist of the following:
                                                           March 31,
                                                   -----------------------
                                                      1999          1998
                                                   -----------   ---------


Compensation (Note 8)                               $104,353      $212,922
Interest, officers and directors                           -         4,122
Other                                                 55,790        61,124
                                                    --------      --------

                                                    $160,143      $278,168
                                                    ========      ========

Interest expense incurred on indebtedness to related parties was $1,895, $9,896, and $14,254 during the years ended March 31, 1999, 1998 and 1997, respectively.

Note 4 - Income Taxes

A reconciliation of the amount of income tax expense that would result from applying the statutory income tax rate of 34% to the net income before income taxes in the accompanying financial statements to the reported income tax expense is as follows:

                                                 Years Ended March 31,
                                            -------------------------------
                                               1999      1998       1997
                                            ---------- ---------- ---------

Income tax expense at the statutory rate     $  9,115   $ 29,668   $   3,861

State tax, net                                    885      3,145         474

Non-deductible items                            2,370      2,736       1,020

Other                                              -      (1,694)     (1,855)
                                             --------   --------   ---------

                                             $ 12,370   $ 33,855   $   3,500
                                             ========   ========   =========

Income tax expense consists of the following:


                                                 Years Ended March 31,
                                            -------------------------------
                                               1999      1998       1997
                                            ---------- ---------- ---------

Current                                      $     -    $     -    $      -
Deferred                                       12,370     33,855       3,500
                                             --------   --------   ---------

                                             $ 12,370   $ 33,855   $   3,500
                                             ========   ========   =========

The components of the current net deferred tax asset are as follows:

                                                           March 31,
                                                   -----------------------
                                                      1999          1998
                                                   -----------   ---------

Current
  Deferred tax assets
   Accounts payable and accrued expenses            $109,100      $157,000
   Net operating loss carryforwards                  247,900       281,000
                                                    --------      --------
    Total deferred tax asset                         357,000       438,000
                                                    --------      --------

Deferred tax liabilities
  Accounts receivable                                339,500       420,000
  Prepaid expenses and other assets                   17,500        18,000
                                                    --------      --------
   Total deferred tax liability                      357,000       438,000
                                                    --------      --------

Net current deferred tax asset                      $     -       $     -
                                                    ========      =======

The components of the non-current net deferred tax asset are as follows:

                                                            March 31,
                                                   -----------------------
                                                      1999         1998
                                                   -----------   ---------

Non-current
  Deferred tax assets
   Net operating loss carryforwards                 $177,780      $146,000
   Investment and other tax credits                       -         14,000
   Valuation allowance                                    -        (14,000)
                                                    --------      --------
    Total deferred tax asset                         177,780       146,000
                                                    --------      --------

Deferred tax liabilities
  Property and equipment                               7,735        13,425
  Capitalized software cost                           49,840            -
                                                    --------      -------
   Total deferred tax liability                       57,575        13,425
                                                    --------      --------

Net non-current deferred tax asset                  $120,205      $132,575
                                                    ========      ========

At March 31, 1999 and 1998, the Company has federal income tax loss carry forwards of approximately $1,130,000 and $1,139,000, respectively which expire in the years 2001 through 2019 and federal and state tax credits of approximately $0 and $14,000.


Note 5 - Capital Lease Obligations

The Company leases various computer and office equipment under capital leases. The future minimum lease payments required under the capital leases are as follows:

      Years Ending March 31,

           2000                                     $157,026
           2001                                      105,038
           2002                                       53,446
           2003                                        1,925
                                                    --------
           Total future minimum lease payments       317,435
           Less amount representing interest         (51,374)
                                                    --------
           Present  value  of  minimum  payments
           under capital leases                      266,061
           Less current portion                     (134,959)
                                                    --------

                                                    $131,102
                                                    ========

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $407,924 and $226,757 at March 31, 1999 and 1998, respectively. The related accumulated depreciation was $167,115 and $48,824 at March 31, 1999 and 1998, respectively.


Note 6 - Major Customers

The Company's revenues are concentrated in a few customers as follows:


                                                 Years Ended March 31,
                                            -------------------------------
                                               1999      1998       1997
                                            ---------- ---------- ---------
Sales:
  Customer A                                       -       19.24%     12.33%

  Customer B                                       -         -        10.70

  Customer C                                    13.46        -          -

  Customer D                                    18.10      24.38      10.38

  Customer E                                    12.02        -          -

Note 7 - Commitments

The Company leases its office and production facility under the terms of an operating lease. The lease term commenced on August 1, 1996 and extends for a sixty-month period ending on July 31, 2001.

Future minimum payments required under the terms of the lease are as follows:

      Years Ending March 31,

           2000                                     $121,393
           2001                                      123,368
           2002                                       41,552
                                                    --------

                                                    $286,313
                                                    ========

Rent expense was $133,409, $101,628 and $88,525 for the years ended March 31, 1999, 1998 and 1997.


Note 8 - Employee Benefit Plans

On April 1, 1993, the Company established the Z-Axis Corporation 401(K) Plan (the "Plan"). Eligible employees may elect to participate in the Plan beginning on the first day of the calendar quarter following their date of hire. The Company elected to make matching contributions in amounts of ten percent of the first five percent of a participating employee's salary deferral amount. The Company made matching contributions to the Plan in the amounts of $4,909, $3,144 and $2,899 during the years ended March 31, 1999, 1998 and 1997, respectively.

On April 1, 1994, the Company established the Z-Axis Corporation Profit Sharing Compensation Plan (the "Profit Sharing Plan"). Eligible employees automatically participate in the non-qualified Profit Sharing Plan after one year of service. The Company contributes a percentage of profits as defined in the Profit Sharing Plan. The Company expensed $12,125, $113,082 and $0 during the years ended March 31, 1999, 1998 and 1997, respectively, under the terms of the Profit Sharing Plan.

Note 9 - Incentive Stock Option Plan

In September 1996, the Board of Directors adopted, with the approval of the Stockholders, the 1996 Stock Option Plan (the "Plan"). The Plan provides for grants to employees, directors or other persons deemed appropriate at the discretion of the Compensation Committee (the "Committee") of the Board of Directors, stock options to purchase common stock of the Company at a price equal in value to the fair market value, as defined, on the date of grant. The exercise period for options granted under the Plan shall be determined by the Committee; however, the exercise period shall not exceed ten years from the date they are granted.

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plan had been determined in accordance with fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at March 31, 1999, 1998 and 1997 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of 0 percent for all years; expected volatility of 54 percent for 1999, 26 percent for 1998 and 18 percent for 1997; risk-free interest rates of 5.45 percent for 1999, 5.5 percent for 1998 and 6.00 - 6.55 percent for 1997; and expected lives of 10 years for 1999 and 1998 and five years for 1997 for stock awards. Because the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant, no compensation costs was recognized during 1999 and 1998.

Under the accounting provisions for SFAS No. 123, the Company's net income per share would have been decreased by the pro forma amounts indicated below:

                                                       March 31,
                                       --------------------------------------
                                           1999           1998         1997
                                       ------------   -----------   ---------

Net income
  As reported                           $ 14,439       $ 53,403      $  7,856
  Pro forma                             $  6,008       $ 53,403      $  3,442

Basic earnings per share
  As reported                           $     -        $     .01     $     -
  Pro forma                             $     -        $     .01     $     -

Diluted earnings per share
  As reported                           $     -        $     .01     $     -
  Pro forma                             $     -        $     .01     $     -

A summary of the status of the Company's stock option plan follows:

                                                   Exercise
                                    Number of      Price Per     Exercisable
                                      Shares         Share          Shares
                                    ---------     ----------    -------------

Outstanding balance at
 March 31,  1997                      115,000      $.125-.138        115,000
  Options granted                      40,000       .125-.275         40,000
  Options exercised                   (20,000)      .125             (20,000)
                                      --------      ---------       --------
Outstanding balance at
 March 31, 1998                       135,000     .1875-.2063        135,000
  Options granted                      64,000     .1875-.2063         64,000
  Options exercised                   (20,000)    .125               (20,000)
                                      --------      ---------       --------

Outstanding balance at
 March 31, 1999                       179,000      $.125-.275        179,000
                                      ========      =========       ========

The weighted average fair value of options granted during the years ended March 31, 1999, 1998 and 1997 were $.13, $0.07 and $.03, respectively.

The following table summarizes information about stock options outstanding at March 31, 1999:

                                           Weighted
                                           Average
                                            Number     Weighted   Weighted
                                         Outstanding  Remaining   Average
                                             and     Contractual  Exercise
Range of Exercise Prices                  Exercisable    Life       Price
------------------------                 ------------ ---------   ---------


$.125 - .275                                  179,000      8.72  $    .1790
============                                 ========   =======  ==========