Form 10QSB
period 1999-06-30
Z AXIS CORP
filed 1999-08-19
CIK 723928

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1999.

Commission file number 0-11284


                          Z-Axis Corporation
-----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



         Colorado                                      84-0910490
-----------------------------------------------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
           or organization)                         Identification No.)


7395 E. Orchard Road, Suite 100
Greenwood Village, Colorado                               80111
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


The number of common shares outstanding as of June 30, 1999: 3,805,000.






                                    CONTENTS


PART I          Financial Information


       Item 1.  Condensed Balance Sheet as of June 30, 1999.              3

                Condensed Statements of Operations, Three-month
                 periods ended June 30, 1999 and 1998.                    4

                Condensed Statements of Cash Flows, Three month
                 periods ended June 30, 1999 and 1998.                    4

                Notes to Condensed Financial Statements                   5


       Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          6-8

PART II    Other Information                                              9

       Item 1.  Legal proceedings                                         9

       Item 2.  Changes in securities                                     9

       Item 3.  Defaults upon senior securities                           9

       Item 4.  Submission of matters to a vote of security holders       9

       Item 5.  Other information                                         9

       Item 6.  Exhibits and reports on Form 8-K                          9


SIGNATURES                                                                9

PART I  Financial Information

Item 1.  Financial Statements


                               Z-Axis Corporation

                            Condensed Balance Sheets



                                                              June 30, 1999
                                                               -----------
                                                               (Unaudited)
                                     Assets

Current assets:
 Cash ....................................................     $    23,654
 Trade accounts receivable, net ..........................         585,892
 Other current assets ....................................          27,728
                                                               -----------
        Total current assets .............................         637,274
                                                               -----------
Property and equipment, at cost ..........................       1,563,240
Accumulated depreciation .................................      (1,127,352)
                                                               -----------
        Net property and equipment .......................         435,888
                                                               -----------
Capitalized software development costs, net ..............         127,607
Deferred income taxes ....................................         237,430
Other assets .............................................          10,712
                                                               -----------

Total assets .............................................     $ 1,448,911
                                                               ===========

                      Liabilities and stockholders' equity

Current liabilities:
 Line of Credit ..........................................     $    95,000
 Accounts payable ........................................          56,236
 Accrued expenses ........................................         143,914
 Customer deposits .......................................          18,000
 Current portion of long-term obligations ................         133,658
                                                               -----------
         Total current liabilities .......................         446,808
                                                               -----------

Long-term obligations ....................................          99,191

Stockholders' equity:
 Common stock ............................................           3,805
 Additional paid in capital ..............................       1,444,191
 Retained earnings (deficit) .............................        (545,084)
                                                               -----------
        Total stockholders' equity .......................         902,912
                                                               -----------

Total liabilities and stockholders' equity ...............     $ 1,448,911
                                                               ===========

                  See notes to condensed financial statements.

                               Z-Axis Corporation

                       Condensed Statements of Operations

                                                     Three Months
                                                    Ended June 30,
                                             ----------------------------
                                                1999              1998
                                             -----------      -----------
                                                      (Unaudited)

Net sales ..............................     $   551,033      $ 1,062,574

Operating expenses:
 Production ............................         364,187          414,995
 Research and development ..............          35,299           43,917
 General and administrative ............         182,050          195,308
 Marketing .............................         229,277          242,745
 Depreciation ..........................          77,068           58,949
 Amortization of prior years' software
  development costs ....................           5,299             --
                                             -----------      -----------
         Total operating expenses ......         893,180          955,914
                                             -----------      -----------
(Loss) income from operations ..........        (342,147)         106,660
Other expense ..........................          (9,275)          (7,169)
                                             -----------      -----------
(Loss) income before income taxes ......        (351,422)          99,491
Income tax benefit (expense) ...........         116,000          (32,700)
                                             -----------      -----------

Net income .............................     $  (235,422)     $    66,791
                                             -----------      -----------

Net income per common share of stock:
   Basic ...............................     $     (0.06)     $      0.02
                                             ===========      ===========
   Diluted .............................     $     (0.06)     $      0.02
                                             ===========      ===========

Weighted average number of common shares
 outstanding during the period:
   Basic ...............................       3,805,000        3,785,000
                                             ===========      ===========
   Diluted .............................       3,805,000        3,857,018
                                             ===========      ===========



                  See notes to condensed financial statements.

                               Z-Axis Corporation

                       Condensed Statements of Cash Flows


                                                    Three Months
                                                    Ended June 30,
                                              ------------------------
                                                 1999           1998
                                              ---------      ---------
                                                   (Unaudited)
Cash flows from operations:
    Net cash provided by operations .....     $  19,503      $ 174,588
                                              ---------      ---------

Cash flows from investing activities:
 Purchase of property and equipment .....       (13,504)       (44,991)
                                              ---------      ---------
    Net cash used in investing activities       (13,504)       (44,991)
                                              ---------      ---------

Cash flows from financing activities:
 Debt and capital lease payments ........        (8,212)      (220,857)
 Proceeds from exercise of stock options              0          2,500
                                              ---------      ---------
    Net cash used in financing activities        (8,212)      (218,357)
                                              ---------      ---------

Net decrease in cash ....................        (2,213)       (88,760)
Cash , beginning of period ..............        25,867        139,254
                                              ---------      ---------

Cash, end of period .....................     $  23,654      $  50,494
                                              =========      =========

                  See notes to condensed financial statements.

                               Z-Axis Corporation

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  Interim Financial Information

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three-month periods ending June 30, 1999 and 1998 are not necessarily indicative of results to be expected for the full year.


Note 2.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                   June 30,
                                     1999
                                   --------

Trade accounts receivable ....     $658,038
Less allowance for bad debt ..      (72,146)
                                   --------

Trade accounts receivable, net     $585,892
                                   ========


Approximately 15% and 21% of the Company's trade accounts receivable was due from two different customers at June 30, 1999.


Note 3.  Debt

Long-term debt consists of the following:

                                   June 30,
                                     1999
                                   --------

Capital lease obligations ....     $232,849
Less current portion .........     (133,658)
                                   --------

Long term capital lease
 obligations..................     $ 99,191
                                   ========


The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was approximately $412,000 at June 30, 1999. The related accumulated depreciation was approximately $210,000 at June 30, 1999. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company maintains a line of credit in the amount of $400,000 with a bank, which matures August 1999. If drawn upon, the indebtedness bears interest at the bank's prime rate plus tow percent per annum (8.75% at June 30, 1999). The Company's accounts receivable secure any amounts drawn under the line of credit. As of June 30, 1999 the balance outstanding was $95,000.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

The accompanying Condensed Balance Sheet at June 30, 1999 and Condensed Statements of Operations and Cash Flows for the three month periods ended June 30, 1999 and 1998 should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1999 and 1998. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended June 30, 1999 and 1998 were $551,033 and $1,062,574, respectively; representing a 48% decrease during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. Management believes that the decrease in revenues was due to a temporary slow down in the general business services that support the litigation industry. Core business revenues are primarily earned from providing animation and video presentation services to the litigation support market. During the quarter ended June 30, 1999, there were fewer jobs that moved off the Company's backlog and into active production, as a result the revenues were decreased. Management believes that this trend will begin to reverse in the second quarter of the fiscal year. Litigation support customers include law firms, corporations, insurance companies and certain government agencies. The Company also earns revenues from the rental and service of an advanced electronic courtroom presentation system consisting of proprietary software in combination with off-the-shelf hardware.
The system has been named "VuPoint" and the Company has applied for trademark protection of the name and patent protection for the software. Revenues from the rental of the VuPoint system and the corresponding service revenues earned during the first quarter of fiscal 2000 were $52,993 as compared to $19,385 during the corresponding period of the preceding fiscal year. The increase in revenues from VuPoint rentals and service was due to more trials utilizing the system during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. Management anticipates that sales volumes and operating results will increase during the second and third quarters as a result of increased client trial activity.

Operating Income and Expenses

Loss from operations in the amount of $(342,147) was recorded during the first quarter of fiscal 2000, compared to income from operations in the amount of $106,660 during the corresponding period of the preceding fiscal year. The decrease in operating income from the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999 was primarily due to the decrease in revenues of 48% as noted above. Corresponding operating expenses decreased by 6% for the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999.

Production Expenses

Production expenses decreased 12% to $364,187 in the first quarter of fiscal 2000 from $414,995 in the first quarter of fiscal 1998. The decrease was primarily due to the decrease in contract labor utilized during the period. Production costs for direct contract labor and other billable expenses will vary directly with sales levels.

Research and Development Expenses

Research and development expenses decreased 20% to $35,299 in the first quarter of fiscal 2000 from $43,917 in the first quarter of fiscal 1999. Research and development costs are incurred as the Company continues to refine and enhance the VuPoint system. Management considers VuPoint to have significant long-term revenue potential and will continue further developments in the foreseeable future. Research and development expenses are expected to stay at the same level in the second quarter of fiscal 2000.

General and Administrative Expenses

General and administrative expenses decreased 7% to $182,050 in the first quarter of fiscal 2000 from $195,308 in the first quarter of fiscal 1999. The decrease is due to tighter management of general office expenditures. General and administrative expenses are expected to stay at the same level in the second quarter of fiscal 2000.

Marketing Expenses

Marketing expenses decreased 5% to $229,277 in the first quarter of fiscal 2000 from $242,745 in the first quarter of fiscal 1999. The decrease in expense is due, in part, to a decrease in salespersons commissions. Sales commissions are calculated as a percentage of sales. Management expects marketing expenses to decrease further in the second quarter due to a temporary decrease in the number of sales consultants on staff.

Depreciation Expense

Depreciation expense increased 30% in the first quarter of fiscal 2000 to $77,068 from $58,949 in the first quarter of fiscal 1999. The increase is due to additions to property and equipment in the amount of $316,611 during fiscal year ended March 31, 1999, as well as additions to property and equipment in the amount of $13,504 during the first quarter of fiscal 2000.

Amortization of prior years' software development costs

The increase in amortization costs was due to amortization of capitalized software development costs related to VuPoint in the amount of $5,299 recorded in the first quarter of fiscal 2000. These costs were fully amortized in prior fiscal years; accordingly, no amortization costs were recorded for the first quarter of fiscal year 1999.

Other Expense

Other expense increased 29% to $9,275 in the first quarter of fiscal 2000 from $7,168 during the first quarter of fiscal 1999. The increase is due to higher interest costs as a result of higher borrowing on the line of credit during the first quarter of fiscal 2000.

Income Tax Expense

The income tax benefit for the first quarter of fiscal 2000 was $116,000 as compared to an expense of $(32,700) for the first quarter of fiscal 1999. The decrease in the expense is the direct result of the decrease in income from operations as noted above.

Net Income

Net loss and basic loss per share were $(235,422) and $(0.06), respectively for the first quarter of fiscal 2000 compared to net income of $66,791 and $0.02 for the same period of fiscal 1999. Diluted loss per share were $(0.06) for the first quarter of fiscal 2000 as compared to diluted income per share $0.02 for the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's working capital position was $190,466. Cash flow from operations was $19,503 during the first quarter of fiscal 2000. The majority of the Company's cash flow from operations during the first quarter of fiscal 2000 was used to paydown the line of credit and make normal payments on capital lease obligations. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions during the first quarter of 2000, primarily for production and office equipment, were $13,504.

Debt and capital lease payments were $(8,212), net of borrowings, during the three months ended June 30, 1999.

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

Item 4.  Submission of matters to a vote of security holders
         Not applicable

Item 5.  Other information
         Not applicable.

Item  6. Exhibits and reports on Form 8-K (a) No exhibits.
      (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.


Z-AXIS CORPORATION


By:   /s/ Alan Treibitz
          Alan Treibitz
          President

Date: August 19, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Steven H. Cohen      Director, Chief Executive Officer    August 19, 1999
---------------------
     Steven H. Cohen

 /s/ Alan Treibitz        Director,   President, Treasurer,
---------------------     Chief Financial Officer, Principal
                          Accounting Officer                   August 19, 1999