Form 10QSB
period 1999-09-30
Z AXIS CORP
filed 1999-11-22
CIK 723928

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999.

Commission file number 0-11284

                               Z-Axis Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                          84-0910490
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
   of organization)                                    Identification No.)


7395 East Orchard Road, Suite A-100
Greenwood, Colorado                                       80111-2509
-------------------------------------------------------------------------------
Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (303) 713-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

The number of common shares outstanding as of September 30, 1999: 3,805,000

                                    CONTENTS

PART I    FINANCIAL STATEMENTS.

          Item 1.   Condensed Balance Sheets as of March 31, 1999
                    and September 30, 1999.                                   3

                    Condensed  Statements  of  Operations,
                    three and six month periods ended
                    September 30, 1999 and 1998.                              4

                    Condensed Statements of Cash Flows,
                    six month periods ended September 30, 1999 and 1998.      4

                    Notes to Condensed Financial Statements.                  5

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                   6-19

PART II   OTHER INFORMATION.                                               9-10

          Item 1.   Legal proceedings.                                        9

          Item 2.   Changes in securities.                                    9

          Item 3.   Defaults upon senior securities.                          9

          Item 4.   Submission of matters to a vote of security holders.     10

          Item 5.   Other information.                                       10

          Item 6.   Exhibits and reports on Form 8-K.                        10

SIGNATURES                                                                   10

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS



                                                             March 31,      September 30,
                                                               1999            1999
                                                             (Audited)       (Unaudited)
                                                            ------------    ------------
ASSETS
Current assets:
     Cash ...............................................   $     25,867    $     28,065
     Trade accounts receivable ..........................        925,249         697,363
     Other current assets ...............................         50,796          22,774
                                                            ------------    ------------
        Total current assets ............................      1,001,912         748,202
                                                            ------------    ------------
Property and equipment, at cost .........................      1,552,008       1,561,213
Accumulated depreciation ................................     (1,052,417)     (1,194,374)
                                                              ----------    ------------
        Net property and equipment ......................        499,591         366,839

Deferred income taxes ...................................        120,205         291,430
Capitalized software development costs, net..............        132,906         125,916
Other assets ............................................         10,712          10,722
                                                            ------------    ------------
     TOTAL ASSETS .......................................   $  1,765,326    $  1,543,109
                                                            ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of Credit .....................................         70,000         300,000
     Accounts payable ...................................        102,788          91,565
     Accrued expenses ...................................        160,143         141,827
     Customer deposits ..................................         28,000          18,000
     Current portion of long-term obligations............        134,959         131,121
                                                            ------------    ------------
        Total current liabilities .......................        495,890         682,513

Long-term obligations ...................................        131,102          67,699
Stockholders' equity:
     Common stock .......................................          3,805           3,805
     Additional paid in capital .........................      1,444,191       1,444,191
     Retained earnings (deficit) ........................       (309,662)       (655,099)
                                                            ------------    ------------
        Total stockholders' equity ......................      1,138,334         792,897

     TOTAL  LIABILITIES AND EQUITY...... .................. $  1,765,326    $  1,543,109
                                                            ============    ============

                  See notes to condensed financial statements.




CONDENSED STATEMENTS OF OPERATIONS

                                                Three                        Six
                                            months ended                months ended
                                            September 30,               September 30,
                                    --------------------------------------------------------
                                         1999           1998         1999            1998
                                            (Unaudited)                  (Unaudited)
                                    ---------------------------   --------------------------

Net sales .......................   $   671,215    $   939,870    $ 1,222,247    $ 2,002,444
Operating expenses:
      Production ................       317,810        398,057        666,800        813,052
      Research and development ..        27,930         72,533         63,229        116,450
      General and administrative        183,843        183,949        365,893        379,257
      Marketing .................       224,889        201,710        469,363        444,456
      Depreciation                       72,888         65,570        149,956        124,518
      Amortization of software
       development costs   ......         1,691           --            6,990           --
                                    -----------    -----------    -----------    -----------
         Total operating expenses       829,051        921,819      1,722,231      1,877,733
                                    -----------    -----------    -----------    -----------
Income (loss) from operations ...      (157,836)        18,051       (499,984)       124,711
Other (expense) income, net: ....        (6,179)        (8,944)       (15,454)       (16,112)
                                    -----------    -----------    -----------    -----------
Income (loss) before income taxes      (164,015)         9,107       (515,438)       108,599
Income tax (expense) benefit ....        54,000         (3,400)       170,000        (36,100)
                                    -----------    -----------    -----------    -----------
Net Income (Loss) ...............   $  (110,015)   $     5,707    $  (345,438)   $    72,499
                                    ===========    ===========    ===========    ===========

Income (loss) per common share
 of stock:
     Basic ......................   $     (0.03)   $      0.00    $     (0.09)   $      0.02
     Diluted ....................         (0.03)          0.00          (0.09)          0.02
                                    ===========    ===========    ===========    ===========

Weighted average number of
 common shares outstanding
 during the period
     Basic ......................     3,805,000      3,795,055      3,805,000      3,795,055
     Diluted ....................     3,805,000      3,855,055      3,805,000      3,855,055
                                    ===========    ===========    ===========    ===========


CONDENSED STATEMENTS OF CASH FLOWS

                                                      Six months
                                                 ended September 30,
                                                  1999          1998
                                               ----------------------
                                                    (Unaudited)


CASH FLOWS FROM OPERATIONS
Net cash provided by operations ............   $(144,087)   $ 139,834
                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ....     (16,474)     (78,446)
                                               ---------    ---------
Net cash used in investing activities ......     (16,474)     (78,446)
                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on line of credit ..........     865,000      465,000
     Payments on line of credit ............    (635,000)    (605,000)
     Debt and capital lease payments ........    (67,241)     (43,224)
     Proceeds from exercise of stock options                    2,500
                                               ---------     --------
Net cash used in financing activities ......     162,759     (180,724)
                                               ---------     --------
Net (decrease) increase in cash ............       2,198     (119,336)
Cash , beginning of period .................      25,867      139,254
                                               ---------     --------
Cash, end of period ........................   $  28,065     $ 19,918
                                               =========     ========

                  See notes to condensed financial statements.


NOTES TO CONDENSED FINANCIAL STATEMENTS.

NOTE 1. INTERIM FINANCIAL INFORMATION

The accompanying Condensed Balance Sheet at September 30, 1999, Condensed Statements of Operations for the three and six month periods ended September 30, 1999 and 1998 and Cash Flows for the six month periods ended September 30, 1999 and 1998, should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1999 and 1998. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following:

                                                                     September
                                                                        30,
                                                                       1999
                                                                    ----------
Trade accounts receivable                                           $  742,280
Less allowance for bad debt                                             44,917
                                                                    ----------
Trade accounts receivable, net                                      $  697,363
                                                                    ----------

Approximately 19% and 31% of the Company's trade receivables were due from two different customers at September 30, 1999.

NOTE 3. DEBT

Long-term debt consists of the following:

                                                                     September
                                                                         30,
                                                                        1999
                                                                     ---------
Capital lease obligations                                            $ 198,820
Less current portion                                                   131,121
                                                                     ---------
Long term capital lease obligations                                  $  67,699
                                                                     ---------

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was approximately $412,000 at September 30, 1999. The related accumulated depreciation was approximately $235,000 at September 30, 1999. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company maintains a line of credit in the amount of $400,000 with a bank, which matured August 1999. The bank granted an extension of the maturity date to October 31, 1999. If drawn upon, the indebtedness bears interest at the bank's prime rate plus two percent per annum (9.25% at September 30, 1999). The Company's accounts receivable secure any amounts drawn under the line of credit. As of September 30, 1999 the balance outstanding was $300,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The accompanying Condensed Balance Sheet as of March 31, 1999 and September 30, 1999 and Condensed Statements of Operations and Cash Flows for the three month periods ended September 30, 1999 and 1998 should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1999 and 1998. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

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

RESULTS OF OPERATIONS

NET SALES

Net sales for the three and six-month periods ended September 30, 1999 were $671,215 and $1,222,247, respectively. Net sales for the corresponding periods ended September 30, 1998 were $939,870 and $2,002,444, respectively. The decrease in sales for the three and six-month periods ended September 30, 1999 as compared to the corresponding periods ended September 30, 1998 were 28% and 38% respectively. Management believes that the decrease in revenues was due to a slow down in the general business services that support the litigation industry. Management believes that this trend will likely continue into the third quarter of the fiscal year. In order to mitigate the trend, management has taken steps to increase closes on new jobs by focusing new sales consultants on in-trial presentation management revenue opportunities with VuPoint and multimedia technology. In addition, the marketing department is utilizing an electronic system that tracks litigation activity to generate new leads for the core business sales consultants. Cost management measures are also in place aimed at decreasing overhead expenses, as well as effective utilization of contract labor on revenue producing activities. Management believes that the sales and marketing efforts, coupled with the cost reduction measures will lead to more positive financial results in the fourth quarter of the fiscal year.

OPERATING INCOME AND EXPENSES

Loss from operations was $(157,836) and $(499,984) for the three and six-month periods ended September 30, 1999. Income from operations was $18,051 and $124,711 for the corresponding three and six-month period ended September 30, 1998. The decrease in operating income during the three and six-month periods ended September 30, 1999 as compared to the same periods of fiscal 1998 was due to the 28% and 38% decrease in revenues noted above. Corresponding operating expenses decreased by 10% and 8% for the three and six-month periods ended
September 30, 1999 as compared to the three and six-month periods ended September 30, 1998.

PRODUCTION EXPENSES

Production expenses were $317,810 and $666,800 for the three and six-month periods ended September 30, 1999 as compared to $398,057 and 813,052 for the three and six-month periods ended September 30, 1998. These results represent a decrease of 20% and 17% for the three and six-month periods ended September 30, 1999 as compared to the same periods of the prior fiscal year. The decrease was primarily due to the decrease in contract labor utilized for the period. Production costs for direct contract labor and other billable expenses will vary directly with sales levels. In addition, approximately $70,000 of production expense was reclassified during the quarter ended September 30, 1999 to marketing costs. This cost reclassification was done as a result of the re-assignment of certain production personnel to a separate marketing effort aimed at development of alternative markets into which the Company could potentially sell animation and information consulting services.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $27,930 and $63,229 for the three and six-month periods ended September 30, 1999 as compared to $72,533 and $116,450 for the three and six-month periods ended September 30, 1998. These results represent a decrease of 61% and 45% for the three and six-month periods ended September 30, 1999 as compared to the same periods of the prior fiscal year. In the prior fiscal year, the majority of the research and development costs incurred during the first and second quarters were capitalized under Financial Accounting Standards Board Statement No.86 in the fourth quarter as the Company determined that the costs incurred were associated with significant enhancements that resulted in additional functionality of the product. The Company utilized higher levels of labor to build these enhancements during fiscal year 1999. The costs incurred for the first and second quarters of fiscal year 2000 are expensed as these costs were for continued maintenance of the product and did not require significant levels of labor. Research and development costs are incurred as the Company continues to refine and enhance the VuPoint system. Management considers VuPoint to have significant long-term revenue potential and will continue further developments in the foreseeable future. Research and development expenses are expected to continue at their current level throughout the remaining quarters of the current fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $183,843 and $365,893 for the three and six-month periods ended September 30, 1999 as compared to $183,949 and $379,257 for the three and six-month periods ended September 30, 1998. These results represent a change of less than 3% for the three and six-month periods ended September 30, 1999 as compared to the same periods of the prior fiscal year. The slight overall decrease is due to tighter management of general office expenditures. General and administrative expenses are expected to remain at the same level in the third quarter of fiscal 2000.

MARKETING EXPENSES

Marketing expenses were $224,889 and $469,363 for the three and six-month periods ended September 30, 1999 as compared to $201,710 and $444,456 for the three and six-month periods ended September 30, 1998. These results represent an increase of 11% and 5% for the three and six-month periods ended September 30, 1999 as compared to the same periods of the prior fiscal year. The increase is due to the reclassification of production costs as noted above. Marketing expenses exclusive of the reclassification were $166,417 and $395,695 for the three and six-month periods ended September 30, 1999. These results represent a decrease of 17% and 10% for the three and six-month periods ended September 30, 1999. The decreases are a direct result of lower sales commissions due to lower revenue levels. Management expects the marketing expenses to remain at the same levels during the third quarter of fiscal 2000.

DEPRECIATION EXPENSE

Depreciation expenses were $72,888 and $149,956 for the three and six-month periods ended September 30, 1999 as compared to $65,570 and $124,518 for the three and six-month periods ended September 30, 1998. The increase is due to additions to property and equipment in the amount of $316,611 during the fiscal year ended March 31, 1999 as well as additions to property and equipment in the amount of $16,474 during the six month period ended September 30, 1999.

AMORTIZATION OF PRIOR YEARS' SOFTWARE DEVELOPMENT COSTS

The increase in amortization costs was due to amortization of capitalized software development costs related to VuPoint in the amount of $1,691 and $6,990 for the three and six-month periods ended September 30, 1999. These costs were fully amortized in prior fiscal years; accordingly, no amortization costs were recorded for the first and second quarters of fiscal year 1999.

OTHER EXPENSE

Other expense was $6,179 and $15,454 for the three and six-month periods ended September 30, 1999 as compared to $8,944 and $16,112 for the three and six-month periods ended September 30, 1998. The overall decrease of less than 1% in other expenses for the six month period ended September 30, 1999 as compared to the same period ended September 30, 1998 is due to lower interest costs as certain debt obligations were paid down during the first and second quarters of fiscal year 2000. This is offset by an increase in interest costs due to higher levels of borrowing on the line of credit.

INCOME TAX EXPENSE

Income tax (expense)/benefit was $54,000 and $170,000 for the three and six month periods ended September 30, 1999 as compared to $(3,400) and $(36,100) for the three and six month periods ended September 30, 1998. The decrease in income tax expense for the first two quarters of the current fiscal year is the result of the decrease in income from operations noted above.

NET INCOME

Net loss and basic loss per share was $(110,015) and $(.03) for the three month period ended September 30, 1999 and $(345,438) and $(.09) for the six month period ended September 30, 1999. These results are compared to net income and basic income per share of $5,707 and $.00 for the three month period ended September 30, 1998 and $72,499 and $.02 for the six month period ended September 30, 1998. Diluted loss per common share was $(.03) and $(.09) for the three and six month periods ended September 30, 1999 as compared to diluted income per share of $.00 and $.02 for the three and six month periods ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's working capital position was $65,689, a decrease of $124,777 during the current quarter. The decrease was due to the lower receivables as a result of lower sales levels, coupled with higher accounts payable, line of credit and accrued liabilities balances. Cash flow from operations was $(144,087) for the six months ended September 30, 1999, as compared to $139,834 for the six months ended September 30, 1998. The majority of the Company's cash flow from operations during the first and second quarters of fiscal 2000 was used to paydown the line of credit, purchase new equipment and make normal payments on capital lease obligations. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions were $2,970 and $16,474 during the three and six-month periods ended September 30, 1999. These purchases were primarily for production and office equipment.

Debt and capital lease payments were $(162,759) for the six-month period ended September 30, 1999. Debt and capital lease payments are reported at net of borrowings. The proceeds from borrowing during these periods were used for financing normal operations and acquisition of new production equipment.

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

The most substantial operational risks are those that are beyond the Company's control including the progress of government agencies and compliance efforts of utility companies. It is possible that interruptions in vital services due to Year 2000 non-compliance will interfere with normal business operations. Such failures could materially and adversely affect the Company's results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders of the Corporation was held at the corporate offices on September 17, 1999. The following individuals were elected to serve as directors of the corporation:

        NAME             SHARES VOTED FOR      SHARES VOTED "WITHHOLD AUTHORITY"
----------------------   ----------------      ---------------------------------
Steven H. Cohen             1,639,616                    216,630
Alan Treibitz               1,639,616                    216,630
Marilyn T. Heller           1,639,616                    216,630
Marvin A. Davis             1,640,016                    216,630
James E. Pacotti, Jr.       1,640,016                    216,630


ITEM 5.  OTHER INFORMATION.

          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) No exhibits.

          (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

BY: :   /S/ ALAN TREIBITZ
     ____________________________
         Alan Treibitz, President                    November 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ STEVEN H.COHEN
____________________________________
   Steven H. Cohen
   Director, Chief Executive Officer                 November 17, 1999


   /S/ ALAN TREIBITZ
____________________________________
   Alan Treibitz
   Director, President, Treasurer
   Chief Financial Officer,
   Principal Accounting Officer                      November 17, 1999