Form 10QSB
period 1999-12-31
Z AXIS CORP
filed 2000-02-14
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended December 31, 1999.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


The number of common shares outstanding as of December 31, 1999: 3,805,000

                                     1 of 9

                                    CONTENTS


PART I    FINANCIAL STATEMENTS.

          Item 1.  Condensed Balance Sheet as of December 31, 1999.                     3

                   Condensed Statements of Operations, three and nine month periods
                   ended December 31, 1999 and 1998.                                    4

                   Condensed Statements of Cash Flows, nine month periods
                   ended December 31, 1999 and 1998.                                    4

                   Notes to Condensed Financial Statements.                             5

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.                                           6-8

PART II   OTHER INFORMATION.                                                            9

          Item 1.  Legal proceedings.                                                   9

          Item 2.  Changes in securities.                                               9

          Item 3.  Defaults upon senior securities.                                     9

          Item 4.  Submission of matters to a vote of security holders.                 9

          Item 5.  Other information.                                                   9

          Item 6.  Exhibits and reports on Form 8-K.                                    9


SIGNATURES                                                                              9

                                     2 of 9

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS

                                                                              December 31,   March 31,
                                                                                     1999         1999
                                                                                  (Unaudited)
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                                        $ 27,110     $ 25,867
     Trade accounts receivable                                                    296,056      925,249
     Other current assets                                                          26,922       50,796
--------------------------------------------------------------------------------------------------------
        Total current assets                                                      350,088    1,001,912
--------------------------------------------------------------------------------------------------------
Property and equipment, at cost                                                 1,575,269    1,552,008
Accumulated depreciation                                                       (1,261,684)  (1,052,417)
--------------------------------------------------------------------------------------------------------
        Net property and equipment                                                313,585      499,591
--------------------------------------------------------------------------------------------------------
Deferred income taxes                                                             406,644      120,205
Capitalized software development costs, net                                       118,317      132,906
Other assets                                                                       10,722       10,712
--------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                              $1,199,356  $ 1,765,326
--------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Line of Credit                                                             $ 265,000     $ 70,000
     Accounts payable                                                              79,670      102,788
     Accrued expenses                                                             110,141      160,143
     Customer deposits                                                             21,000       28,000
     Current portion of long-term obligations                                     116,448      134,959
--------------------------------------------------------------------------------------------------------
        Total current liabilities                                                 592,259      495,890
--------------------------------------------------------------------------------------------------------
Long-term obligations                                                              47,507      131,102
Stockholders' equity:
     Common stock                                                                   3,805        3,805
     Additional paid in capital                                                 1,444,191    1,444,191
     Retained earnings (deficit)                                                 (888,406)    (309,662)
--------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                559,590    1,138,334
--------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,199,356  $ 1,765,326
--------------------------------------------------------------------------------------------------------

See notes to condensed financial statements.

                                     3 of 9

CONDENSED STATEMENTS OF OPERATIONS

                                                             Three months ended      Nine months ended
                                                                 December 31,           December 31,
                                                   ----------------------------------------------------
                                                           1999          1998        1999        1998
                                                              (Unaudited)               (Unaudited)
--------------------------------------------------------------------------------------------------------
Net sales                                               $ 438,035    $ 853,287  $1,660,283  $ 2,855,731
Operating expenses:
      Production                                          273,492      403,302     940,293    1,216,354
      Research and development                             26,365       71,456      89,595      187,907
      General and administrative                          176,785      186,406     542,678      565,663
      Marketing                                           220,644      215,337     690,005      659,793
      Depreciation                                         68,443       67,694     218,400      192,212
      Amortization of prior year's software
        development costs                                   7,599            -      14,589            -
--------------------------------------------------------------------------------------------------------
         Total operating expenses                         773,328      944,195   2,495,560    2,821,929
--------------------------------------------------------------------------------------------------------
Income (loss) from operations                            (335,293)     (90,908)   (835,277)      33,802
Other (expense) income, net:                              (12,013)     (17,979)    (27,467)     (34,091)
--------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        (347,306)    (108,887)   (862,744)        (289)
Income tax (expense) benefit                              114,000       36,200     284,000          100
--------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                      $ (233,306)   $ (72,687) $ (578,744)      $ (189)
--------------------------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE OF STOCK:
                      BASIC                               $ (0.06)     $ (0.02)    $ (0.15)     $ (0.00)
                      DILUTED                             $ (0.06)     $ (0.02)    $ (0.15)     $ (0.00)
--------------------------------------------------------------------------------------------------------

Weighted average number of common shares
      outstanding during the period
                       Basic                            3,805,000    3,805,000   3,805,000    3,805,000
                       Diluted                          3,805,000    3,805,000   3,805,000    3,805,000
--------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Nine months ended December 31,
                                                                         -------------------------------
                                                                                   1999        1998
                                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS:
Net cash (used in) provided by operations                                        $ (60,015)   $ 315,288
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                            (31,636)    (114,407)
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (31,636)    (114,407)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on line of credit                                                1,430,000      740,000
     Payments on line of credit                                                 (1,235,000)    (940,000)
     Debt and capital lease payments                                              (102,106)     (69,960)
     Proceeds from exercise of stock options                                             -        2,500
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 92,894     (267,460)
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                      1,243      (66,579)
Cash, beginning of period                                                           25,867      139,254
--------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                               $ 27,110     $ 72,675
--------------------------------------------------------------------------------------------------------

See notes to condensed financial statements.

                                     4 of 9

NOTES TO CONDENSED FINANCIAL STATEMENTS.

NOTE 1.  INTERIM FINANCIAL INFORMATION

The accompanying Condensed Balance Sheet at December 31, 1999, Condensed Statements of Operations for the three and nine month periods ended December 31, 1999 and 1998 and Cash Flows for the nine month periods ended December 31, 1999 and 1998, should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1999 and 1998. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2.  TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following:

                                                December 31,
                                                    1999
------------------------------------------------------------
Trade accounts receivable                        $ 355,973
Less allowance for bad debt                         59,917
------------------------------------------------------------
Trade accounts receivable, net                   $ 296,056
------------------------------------------------------------

Approximately 13% and 32% of the Company's trade receivables were due from two different customers at December 31, 1999.

NOTE 3.  DEBT

Long-term debt consists of the following:

                                         December 31,
                                            1999
-----------------------------------------------------
Capital lease obligations                 $ 163,955
Less current portion                        116,448
-----------------------------------------------------

Long term capital lease obligations       $  47,507
-----------------------------------------------------

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was approximately $412,000 at December 31, 1999. The related accumulated depreciation was approximately $267,000 at December 31, 1999. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company maintains a line of credit in the amount of $400,000 with a bank, which matures August 2000. If drawn upon, the indebtedness bears interest at the bank's prime rate plus two percent per annum (9.5% at December 31, 1999). The Company's accounts receivable secure any amounts drawn under the line of credit. As of December 31, 1999 the balance outstanding was $265,000.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The accompanying Condensed Balance Sheet as of December 31, 1999 and Condensed Statements of Operations and Cash Flows for the three and nine month periods ended December 31, 1999 and 1998 should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 1999 and 1998. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

                                     5 of 9

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

RESULTS OF OPERATIONS

NET SALES

Net sales for the three and nine-month periods ended December 31, 1999 were $438,035 and $1,660,283, respectively. Net sales for the corresponding periods ended December 31, 1998 were $853,287 and $2,855,731, respectively. The decrease in sales for the three and nine month periods ended December 31, 1999 as compared to the corresponding periods ended December 31, 1998 were 48% and 41% respectively. Management believes that the decrease in revenues during the current quarter and fiscal year is due to a slow down in the general business services that support the litigation industry. Management believes that this trend will start to improve in the fourth of the fiscal year. In order to mitigate the trend, management has taken steps to increase closes on new jobs by focusing new sales consultants on in-trial presentation management revenue opportunities with VuPoint and multimedia technology. In addition, the marketing department is utilizing an electronic system that tracks litigation activity to generate new leads for the core business sales consultants. Cost management measures are also in place aimed at decreasing overhead expenses, as well as effective utilization of contract labor on revenue producing activities. Management believes that the sales and marketing efforts, coupled with the cost reduction measures will lead to more positive financial results in the fourth quarter of the fiscal year.

OPERATING INCOME AND EXPENSES

Loss from operations was $(335,293) and $(835,277) for the three and nine month periods ended December 31, 1999. (Loss) income from operations was $(90,908) and $33,802 for the corresponding three and nine month periods ended December 31, 1998. The decrease in operating income during the three and nine month periods ended December 31, 1999 as compared to the same periods of fiscal 1998 was due to the 48% and 41% decrease in revenues noted above. Corresponding operating expenses decreased by 18% and 11% for the three and nine month periods ended December 31, 1999 as compared to the three and nine month periods ended December 31, 1998.

PRODUCTION EXPENSES

Production expenses were $273,192 and $940,293 for the three and nine month periods ended December 31, 1999 as compared to $403,302 and $1,216,354 for the three and nine month periods ended December 31, 1998. These results represent a decrease of 32% and 22% for the three and nine month periods ended December 31, 1999 as compared to the same periods of the prior fiscal year. The decrease was primarily due to the decrease in contract labor utilized for the period. Production costs for direct contract labor and other billable expenses will vary directly with sales levels. In addition, approximately $57,000 and $131,000 of production expense was reclassified during the three and nine month periods ended December 31, 1999 to marketing costs. This cost reclassification was done as a result of the re-assignment of certain production personnel to a separate marketing effort aimed at development of alternative markets into which the Company could potentially sell animation and information consulting services.

                                     6 of 9

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $26,365 and $89,595 for the three and nine-month periods ended December 31, 1999 as compared to $71,456 and $187,907 for the three and nine month periods ended December 31, 1998. These results represent a decrease of 63% and 52% for the three and nine month periods ended December 31, 1999 as compared to the same periods of the prior fiscal year. In the prior fiscal year, the majority of the research and development costs incurred during the first and second quarters were capitalized under Financial Accounting Standards Board Statement No.86 in the fourth quarter as the Company determined that the costs incurred were associated with significant enhancements that resulted in additional functionality of the product. The Company utilized higher levels of labor to build these enhancements during fiscal year 1999. The costs incurred for the first three-quarters of fiscal year 2000 are expensed as these costs were for continued maintenance of the product and did not require significant levels of labor. Research and development costs are incurred as the Company continues to refine and enhance the VuPoint system. Management considers VuPoint to have significant long-term revenue potential and will continue further developments in the foreseeable future. Research and development expenses are expected to continue at their current level throughout the remaining quarters of the current fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $176,785 and $542,678 for the three and nine month periods ended December 31, 1999 as compared to $186,406 and $565,663 for the three and nine month periods ended December 31, 1998. These results represent a decrease of 5% and 4% for the three and nine month periods ended December 31, 1999 as compared to the same periods of the prior fiscal year. The slight overall decrease is due to tighter management of general office expenditures as well as certain salary reductions.

MARKETING EXPENSES

Marketing expenses were $220,644 and $690,005 for the three and nine month periods ended December 31, 1999 as compared to $215,337 and $659,793 for the three and nine month periods ended December 31, 1998. These results represent an increase of 2% and 4% for the three and nine month periods ended December 31, 1999 as compared to the same periods of the prior fiscal year. The increase is due to the reclassification of production costs as noted above. Marketing expenses exclusive of the reclassification were $163,170 and $558,862 for the three and nine month periods ended December 31, 1999. These results represent a decrease of 24% and 15% for the three and nine month periods ended December 31, 1999. The decreases are a direct result of lower sales commissions due to lower revenue levels. Management expects the marketing costs to decrease by approximately 25% in the fourth quarter of the fiscal year due to personnel attrition.

DEPRECIATION EXPENSE

Depreciation expenses were $68,443 and $218,400 for the three and nine month periods ended December 31, 1999 as compared to $67,694 and $192,212 for the three and nine month periods ended December 31, 1998. The increase is due to additions to property and equipment in the amount of $316,611 during the fiscal year ended March 31, 1999 as well as additions to property and equipment in the amount of $33,142 during the nine month period ended December 31, 1999. Management expects to add approximately $25,000 in additional office and production equipment during the fourth quarter of fiscal 2000. The expenditures are necessary to replace office equipment that no longer works adequately, as well as upgrade the capabilities of the exhibit board department equipment. In addition, sales and marketing will require upgraded computers capable of demonstrating the most current version of VuPoint.

AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS

The increase in amortization costs was due to amortization of capitalized software development costs related to VuPoint in the amount of $7,599 and $14,589 for the three and nine month periods ended December 31, 1999. These costs were fully amortized in prior fiscal years; accordingly, no amortization costs were recorded for the first three-quarters of fiscal year 1999.

                                     7 of 9

OTHER EXPENSE

Other expense was $12,013 and $27,467 for the three and nine month periods ended December 31, 1999 as compared to $17,979 and $34,091 for the three and nine month periods ended December 31, 1998. The decrease of 33% and 19% for the three and nine-month periods ended December 31, 1999 as compared to the same period ended December 31, 1998 is due to lower interest costs as certain debt obligations were paid down during the first three quarters of fiscal year 2000. This is offset by an increase in interest costs due to higher levels of borrowing on the line of credit.

INCOME TAX EXPENSE

Income tax benefit was $114,000 and $284,000 for the three and nine month periods ended December 31, 1999 as compared to $36,200 and $100 for the three and nine month periods ended December 31, 1998. The decrease in income tax expense for the first two quarters of the current fiscal year is the result of the decrease in income from operations noted above.

NET INCOME

Net loss and basic loss per share was $(233,306) and $(.06) for the three month period ended December 31, 1999 and $(578,744) and $(.15) for the nine month period ended December 31, 1999. These results are compared to net loss and basic loss per share of $(72,687) and $(.02) for the three month period ended December 31, 1998 and $(189) and $.00 for the nine month period ended December 31, 1998. Diluted loss per common share was $(.06) and $(.15) for the three and nine month periods ended December 31, 1999 as compared to diluted loss per share of $(.02) and $.00 for the three and nine month periods ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's working capital position was $(242,171), a decrease of $307,860 during the current quarter. The decrease was due to the lower receivables as a result of lower sales levels, coupled with higher accounts payable, line of credit and accrued liabilities balances. Cash flow used in operations was $(60,015) for the nine-months ended December 31, 1999, as compared to $315,288 for the nine-months ended December 31, 1998. The majority of the Company's cash flow from operations during the first three of fiscal 2000 was used to paydown the line of credit, purchase new equipment and make normal payments on capital lease obligations. Management plans to investigate alternative financing sources to possibly supplement the Company's current credit and borrowing agreements. It is management's opinion that through cash management and other such measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions were $16,668 and $33,142 during the three and nine month periods ended December 31, 1999. These purchases were primarily for production and office equipment.

Debt and capital lease payments were $(102,106) for the nine month period ended December 31, 1999. Debt and capital lease payments are reported at net of borrowings. The proceeds from borrowing during these periods were used for financing normal operations and acquisition of new production equipment.


                                     8 of 9

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) No exhibits.

         (b) No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Z-AXIS CORPORATION


By: :   /S/ ALAN TREIBITZ
     -----------------------
         Alan Treibitz
         President

Date: February 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ STEVEN H. COHEN        Director, Chief Executive Officer  February 14, 2000
-----------------------
    Steven H. Cohen


/S/ ALAN TREIBITZ          Director, President, Treasurer,
-----------------------    Chief Financial Officer, Principal
    Alan Treibitz          Accounting Officer                 February 14, 2000



                                     9 of 9