Form 10KSB
period 2000-03-31
Z AXIS CORP
filed 2000-07-17
CIK 723928

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2000.

Commission file number 0-11284

                               Z-Axis Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                  84-0910490
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

7395 East Orchard Road, Suite A-100
Greenwood Village, Colorado                             80111-2509
-------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code: (303) 713-0200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------------------------------------------------------------------
Common Stock, $.001 par value            Electronic Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10-K [ ].

The registrant's common stock trades on the electronic bulletin board of the Over-the-Counter market under the trading symbol "AXIS". The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 31, 2000 was $243,899. The aggregate market value was calculated based upon the number of shares held by non-affiliates on March 31, 2000 and the price at which the registrant's common stock traded on June 6, 2000 the last date on which the registrant had knowledge of a public trade prior to filing this report.

The number of common shares outstanding as of March 31, 2000: 3,805,000.

Documents incorporated by reference:

Title of Document                                        Part of Form 10-K
-------------------------------------------------------------------------------
Proxy Statement to shareholders to be
filed by July 29, 2000                                       Part III

Annual Report to shareholders for the
fiscal year ended March 31, 2000                          Parts II and IV

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

PART I

Item 1.  Business

Z-Axis Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 16, 1983. The principal business and industry segment in which the Company operates is the development and production of computer-generated video graphics and other presentation materials. The Company conducts its business primarily from one location, its corporate office and production facility located in metropolitan Denver, Colorado. During fiscal year 2000 and 1999, the Company also had sales consultants located in Chicago, Illinois, Los Angeles, California and New York City, New York. The Company operates within only one industry segment.

The Company was formed for the purpose of providing video graphic presentation services in the litigation services industry for commercial and government customers. Litigation support customers are primarily law firms and corporations located throughout the United States. During fiscal years 2000 and 1999 over 95% of the sales were derived from the litigation support field. The Company has increasingly developed its marketing strategies in this field and expects that the core business revenues will continue to be focused on this market. Management is also exploring other markets that could benefit from the core technologies and expertise developed in the litigation support field. Although certain customers from time to time may each provide more than 10% of the Company's net sales, it is not dependent upon any group of customers. One customer accounted for 33% of sales in fiscal 2000 and three customers accounted for 44% of sales in fiscal 1999.

The Company's products may consist of any combination of computer-generated graphics, live action video, photographs, graphic artwork, document presentation, special effects and presentation exhibit boards. The litigation service products have proven to be successful in courtroom presentations when highly technical or complex concepts are being conveyed.

The Company's video product is delivered to its customers on videotape, videodisc or in an electronic format. Videodisc material can be presented via either a bar code system, a touch screen system or an electronic courtroom presentation system called "VuPoint". During the past four fiscal years the Company designed and developed an advanced electronic courtroom presentation system consisting of proprietary software in combination with off-the-shelf hardware. The system has been named "VuPoint". The Company received trademark protection of the name and has filed for patent protection for the software. VuPoint was introduced to the litigation market in early 1997. It is designed for use by trial teams, outside counsel and in-house attorneys. The Company considers it to have significant long-term revenue potential and will continue further developments in the foreseeable future. During fiscal years ended March 31, 2000 and 1999, the Company earned $251,421 and $161,451, respectively, in revenue from rental and service of the VuPoint system. The Company capitalized $146,873 of costs associated with a major revision of the VuPoint system during fiscal 1999. During fiscal 2000 and 1999, the Company expensed $24,638 and $13,967, respectively, in related software development costs that were capitalized during fiscal year ended March 31, 1999.

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



At March 31, 2000 and 1999, the Company had a backlog of orders for its video services in the amounts of approximately $2,304,500 and $1,123,000, respectively. Management believes that the backlog will stay at these levels in the second and third quarters of fiscal 2001. Although the Company had agreements to perform services in these amounts, in the case of litigation support services, the agreements may be canceled or modified for such reasons as pre-trial settlement of the case being litigated or a decision to use the Company's services to a greater or lesser extent than originally anticipated. Federal government contracts may be terminated at any time at the option of the government.

At March 31, 2000, the Company had 23 regular full-time employees and approximately 10 temporary employees. In addition, there is an adequate base of local well-qualified independent contract personnel that the Company employs from time to time as production demands require.

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

PART II

Item 5.  Market of registrant's common stock and related stockholder matters

The number of holders of record of the Company's common stock as of March 31, 2000 was 435 as reported by the transfer agent. This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee" name.

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

During January 1995, the Company secured a market marker for trading in its common stock and it became listed for trading on the electronic bulletin board of the Over-the-Counter market, under the trading symbol "AXIS.OB" Since listing occurred on the Over-the-Counter market, trading has been sporadic. The following is a summary of the high and low bid and ask quotations, as reported by the NASDAQ Stock Market, Inc. for the period indicated:

                                       Bid                        Ask
                            ------------------------    ----------------------
                               High         Low            High         Low
-------------------------------------------------------------------------------
Fiscal year ended
  March 31, 2000:
  First quarter             $    0.2500  $    0.1875    $    0.4375  $  0.3750
  Second quarter            $    0.1875  $    0.1563    $    0.3750  $  0.1875
  Third quarter             $    0.2188  $    0.1250    $    0.3750  $  0.1875
  Fourth quarter            $    0.6250  $    0.1250    $    0.8125  $  0.2500


Fiscal year ended
  March 31, 1999:
 First quarter              $    0.3125  $    0.3125    $    0.5625  $  0.5625
  Second quarter            $    0.2500  $    0.2500    $    0.4375  $  0.4375
  Third quarter             $    0.2500  $    0.2500    $    0.4375  $  0.4375
  Fourth quarter            $    0.1875  $    0.1875    $    0.3750  $  0.3750


Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.

Item 6.  Selected financial data

Selected Financial Data on page 17 of the Annual Report to shareholders for the fiscal year ended March 31, 2000 is incorporated herein by reference.

Item 7. Management's discussion and analysis of financial condition and results of operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 25 of the Annual Report to shareholders for the fiscal year ended March 31, 2000 is incorporated herein by reference.

Item 8.  Financial statements and supplementary data

The financial statements included on pages 3 through 17 of the Annual Report to shareholders for the fiscal year ended March 31, 2000 are incorporated herein by reference.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.


PART III

Item 10.  Directors and officers of the registrant

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders to be filed by July 29, 2000, with respect to directors and officers of the registrant, is incorporated herein by reference.

Item 11.  Executive compensation

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders   to  be  filed  by  July  29,  2000,  with  respect  to  executive compensation, is incorporated herein by reference.

Item 12.  Security ownership of certain beneficial owners and management

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders to be filed by July 29, 2000, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

Item 13.  Certain relationships and related transactions

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders to be filed by July 29, 2000, with respect to certain relationships and related transactions, is incorporated herein by reference.

PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K

(a)  The following documents are incorporated by reference:

     1.  Financial Statements:

            Reports of Independent Certified Public Accountants

            Balance Sheets - March 31, 2000

            Statements of Income - Years ended March 31, 2000 and 1999

            Statements of Cash Flows - Years ended March 31, 2000 and 1999

            Statements of Stockholders' Equity - Years ended March 31, 2000 and 1999

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

Z-AXIS CORPORATION


By: _/s/ Steven H. Cohen_
    -----------------------
    Steven H. Cohen
    (Chief Executive Officer)


Date__________________

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven H. Cohen                  Director, Chief Executive Officer
----------------------
Steven H. Cohen

/s/ Alan Treibitz                    Director, President, Treasurer,
-----------------                    Chief Financial Officer, Principal
Alan Treibitz                        Accounting Officer

/s/ Marilyn T. Heller                Director, Secretary
---------------------
Marilyn T. Heller

 Z-AXIS CORPORATION
  Selected Financial Data

                                                                         Years ended March 31,
                                                      --------------------------------------------------------
                                                         2000           1999            1998           1997
                                                      ----------     ----------      ----------     ----------
  Net sales                                           $2,283,277     $3,748,053      $3,894,627     $2,477,645
  (Loss) income from operations                         (925,843)        67,296         113,111          7,429
  (Loss) income before extraordinary items
     and cumulative effect of change
     in accounting for income taxes                     (960,571)        26,809          87,258         11,356
  Net (loss) income                                   (1,087,393)        14,439          53,403          7,856
  Total assets                                           807,556      1,765,326       1,927,628      1,735,908
  Long-term debt and capital
     lease obligations                                    45,379        131,102         114,585         85,808
  Stockholders' equity                                    50,941      1,138,334       1,121,395      1,065,492
  Working capital                                       (307,691)       502,023         616,315        330,206
  Net income per common share:
      Basic                                               ($0.29)         $0.00      $     0.01     $     0.00
      Diluted                                             ($0.29)         $0.00      $     0.01     $     0.00
  Weighted average number of common shares
    outstanding during the period:
      Basic                                            3,805,000      3,800,726       3,775,411      3,761,992
      Diluted                                          3,805,000      3,850,216       3,779,458      3,761,999
  Cash dividends                                               -              -               -              -


Management's discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the Company's financial statements and notes for the fiscal years ended March 31, 2000 and 1999. Except where otherwise noted, references to years are to fiscal years ending March 31 of the year stated.

Results of operations
---------------------

Net sales

During fiscal years 2000 and 1999 sales were derived from the litigation support field. The Company has increasingly developed its marketing strategies in this field and expects that the core business revenues will continue to be focused on this market. Management is also exploring other markets that could benefit from the core technologies and expertise developed in the litigation support field. Net sales decreased 39% during 2000. This followed a decrease of 4% during 1999. Management believes that the decrease in revenues during 2000 was due to a slow down in the general business services that support the litigation industry. This trend started to improve in the first quarter of fiscal year 2001. In order to help mitigate the trend, management took steps to increase closes on new jobs by focusing new sales consultants on in-trial presentation management revenue opportunities with VuPoint and multimedia technology. Cost management measures are also in place aimed at decreasing overhead expenses, as well as effective utilization of contract labor on revenue producing activities. One customer accounted for 33% of total sales in 2000 as compared to three customers who together accounted for a total of 44% of sales in 1999. The percentage of sales for any one customer during a fiscal year can vary greatly depending upon the number of jobs or magnitude of the dollar value of the projects from that customer. Although the Company does have several law firms that provide repeat business, the sales focus is on developing relationships with many different law firms throughout the country in order to expand the base of potential jobs arising out of the litigation industry. The Company's on-going operations and business are not dependent on any customer and are not materially impacted by the effects of inflation.

In fiscal year 2000 the Company continued with the strategic alliance formed in 1999 with Ann Cole Opinion Research and Analysis (ACORA). ACORA works with attorneys and experts in refining their presentations or testimony in court, and ACORA provides analysis on how these communications will be perceived by various jurors. By combining talents and resources, Z-Axis and ACORA provide solutions to customer communication challenges. Working together the two companies provide an approach that encompasses virtually every form of communication and understanding, so that attorneys have few, if any, surprises in court, and what the judge and jury receive is a concise, compelling, complete, effective and winning presentation. Management believes that this alliance further strengthens Z-Axis leadership position within the litigation services industry.

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

Operating expenses

For the years ended March 31, 2000 and 1999, total operating expenses were $3,209,120 and $3,680,757, respectively, representing 140% and 98% of net sales resulting in (loss) income from operations of $(925,843) and $67,296. Operating expenses decreased in fiscal year 2000 by $471,637, which represents a 13% decrease as compared to fiscal year 1999 operating expenses. The decrease in 2000 was due to lower labor costs coupled with other cost reduction measures. Labor expense continues to be the most significant of the Company's operating costs during 2000 and 1999. During the years 2000 and 1999 employee compensation and benefit costs accounted for approximately 64% and 68%, respectively, of total operating expenses. The decrease in compensation costs for 2000 was primarily due to reduced personnel needs in the production department. Management believes that the Company's staffing levels and production capacity are sufficient to maintain current and anticipated near-term production levels.

Production expenses were $1,186,705 for 2000 as compared to $1,652,828 for 1999 representing a decrease of 28%. Production costs for direct contract labor and other billable expenses will vary directly with sales levels, accordingly the decrease in production costs for 2000 are comparable to the decrease in core business revenues. Production costs as a percentage of sales were 52% for 2000 and 44% for 1999. The increase in production costs as a percentage of sales for 2000 were primarily due to the increased market rate for the type of labor the Company employs. Over the past two years, the Company has increasingly employed more contract artists to produce the core business and VuPoint service revenues. This strategy is used to manage more effectively the cost of labor, as monthly revenue levels can vary significantly depending on the needs of the industry. In addition, the production department has compensation and benefit costs for core staff employees including artists, producers and managers. These core staff costs do not vary as directly as contract labor costs with sales revenue volume as core staff compensation is salary based.

Research and development costs, before capitalization of software development costs in 1999, decreased 54% during 2000 as compared to 1999. The total research and development costs were $111,909 in 2000 as compared to $246,024 in 1999. The overall decrease in costs for 2000 was due to personnel attrition in the research and development department. During 1999, $146,873 of the research and development expenses were capitalized as software development costs in accordance with Statement of Financial Standard No. 86. There were no capitalized costs in 2000 as the costs incurred during this period were for continued maintenance of the product and did not require significant levels of labor. The capitalized costs in 1999 represented a significant change to VuPoint which resulted in a new version of the software that became available for sale January 1, 1999. During fiscal years 2000 and 1999, $24,637 and $13,967, respectively, in amortization of the capitalized software costs were recorded. The Company received trademark protection of the "VuPoint" name and has filed for patent protection for the software. It is a state-of-the-art exhibit management and presentation system for use by trial teams, outside counsel and in-house attorneys. VuPoint's first full use was by the prosecution in the case against Timothy McVeigh for the bombing of the Murrah Federal Building in Oklahoma City, Oklahoma. The Company considers VuPoint to have significant long-term revenue potential and will continue further developments in the foreseeable future. The product fulfills a need in the marketplace, particularly in presenting exhibits for document-intensive cases.

General and administrative expenses were $722,428 in 2000 as compared to $764,539 in 1999 representing a decrease of 6%. The decrease was primarily due to lower compensation costs as a result of personnel attrition, as well as a decrease in the use of contract professional services. General and administrative expenses represented 32% and 20% of sales for 2000 and 1999. The increase with respect to sales levels is expected, as general and administrative costs do not vary significantly with sales volumes due to the relatively fixed nature of the costs.

Marketing expenses were $752,920 in 2000 as compared to $881,142 in 1999 representing a decrease of 15%. The decrease in marketing costs during 2000 was the result of commissions expense decrease of 21% based on sales levels. In addition, other marketing costs including advertising decreased by 12% during 2000 as compared to 1999. Marketing expenses represented 33% and 24% of sales for 2000 and 1999, respectively. The increase in marketing expenses as a percentage of sales for 2000 is due to the fact that expenditures for sales travel, freight for demo VuPoint systems and other costs for sales consultants and sales management do not vary with revenue and remained at comparable levels to the same expenses in 1999.

Depreciation expense was $277,484 in 2000 as compared to $269,130 in 1999 representing an increase of 3%. The increased during was the result of purchase and financing of $63,660, in new production, research and development and office equipment. The purchase of this equipment was necessary to allow the Company to keep pace with the rapidly changing technology in the industry. Capital leases in the amount of $24,642 and $181,167 were entered into during 2000 and 1999, respectively, to finance the purchase of the production and office equipment noted above. During 2000 and 1999, the Company retired equipment with a net book value of $ 748 and $0, respectively. Rapid technological advances in the type of equipment that the Company uses in providing its services require that depreciable lives of the equipment be relatively short.

Initial start up costs of Concept 2

During fiscal year 2000 the Company incurred $133,037 in expenses for the initial start up of a new marketing effort named "Concept 2". "Concept 2" was a separate marketing plan aimed at development of alternative markets into which the Company could potentially sell animation and information consulting services. Certain senior level personnel from the production department worked on development of a "Concept 2" customer base. "Concept 2" was able to earn a minimal amount of revenue for the Company, however it was discontinued during the fourth quarter of 2000 due to the inability of the division to generate anticipated revenue potential in a sufficient time frame. Management does not expect to engage in further efforts to develop "Concept 2", but rather focus on expansion of the current market and customer base through Core Business Services and VuPoint products and consulting.

Other income and expenses

Interest expense was $44,152 in 2000 as compared to $30,380 in 1999, representing an increase of 45%. The increase was due to the higher levels of borrowing on the line of credit during fiscal year 2000 as compared to 1999. Management expects that interest expense will remain at current levels for the next several quarters, as the Company will continue to use the line of credit to manage cash flow fluctuations. Other income (expense) is comprised primarily of gain (loss) on sale and disposal of fixed assets during 2000 and 1999.

Income taxes

For income tax reporting purposes, the Company files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items is different than that for financial statement purposes.

At March 31, 2000 and 1999, the Company had federal income tax loss carry forwards of approximately $1,473,147 and $1,130,000, respectively which expire in the years 2001 through 2020. The Company's taxes on income increased to $126,822 during 2000 as compared to $12,370 during 1999. The changes in the income taxes are the direct result of the corresponding changes in the Company's deferred tax amounts for such periods. The Company had a net deferred tax asset of $126,823 at March 31, 2000 resulting primarily from cash basis adjustments and operating loss and tax credit carry-forwards. The company has established a valuation allowance of $(126,823) at March 31, 2000 against the deferred tax asset as management believes that it is more likely than not, that the deferred tax asset related to the tax credits and a portion of the loss carry forwards may not be realized before all carry forward expiration dates. See Note 1 to the Financial Statements. The Company expects to utilize the deferred tax asset arising out of net operating loss carryforwards due to improved profitability and future tax planning strategies which may include acceleration of taxable income.

Net Income (Loss)

The Company recorded net (loss) income in the amounts of $(1,087,393) and $14,439 during the years ended March 31, 2000 and 1999.

At March 31, 2000, the Company had a backlog of orders in the amount of approximately $2,304,500, compared to approximately $1,123,000 at March 31, 1999. Management believes that the backlog will be comparable during the second and third quarters of fiscal 2001. Although the Company had agreements to perform services in these amounts, in the case of litigation support services, the agreements may be modified or canceled for such reasons as pre-trial settlement of the case being litigated. Production scheduling of the backlog is generally determined by the Company's customers and is largely controlled by the timing of courtroom litigation. As a consequence, periods of idle production capacity can occur. During these periods, management makes every effort to minimize its impact through a combination of cost controls and production scheduling to the extent possible.

Liquidity and capital resources

At March 31, 2000, the Company's working capital position was $(307,691), a decrease of 161% when compared to that of March 31, 1999. Total stockholders' equity at March 31, 2000 decreased to $50,941. The decrease in stockholders' equity was due to net loss of $(1,087,393).

Cash flows from operations were $(123,178) and $390,864 during the years ended March 31, 2000 and 1999. The decrease in cash flows from operations for 2000 as compared to 1999 was due to the decrease in sales volumes. Accounts receivable collection performance improved in 2000 as compared to 1999 with average days outstanding of 45-60 days in 2000 as compared to 60-75 days in 1999. The Company's accounts receivable at any given time are generally few in number and relatively large in amount. Although the Company has not had any significant bad debt experiences, any delay in collection of its accounts receivable can result in a disruption of cash flow. To help mitigate any future cash flow irregularities, the Company carries a line of credit in the amount of $500,000 with a bank. Capital additions, as they become necessary to meet production demands and replace equipment, will be acquired with a combination of debt financing and cash flow from operations.

Capital additions were $63,660 and $316,611 during the years ended March 31, 2000 and 1999. The expenditures for 2000 and 1999 were for replacement of office and production equipment. Of the total capital additions during the two year period, approximately 46% were paid from current operating cash flows and the remainder were obtained through lease or debt arrangements with terms of three to five years.

Cash flows provided by (used in) financing activities were $191,621 and $(229,842) during the years ended March 31, 2000 and 1999. The increase in cash flows from financing activities during 2000 was due to net borrowing of $330,000 on the line of credit coupled with principal payments on outstanding leases of $138,379. The line of credit, which matures annually each September, is expected by management to be renewed during the normal course of business.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that a litigation may settle before trial. The Company began the first quarter of fiscal year 2001 with an approximate 36% increase in sales volumes as compared to the fourth quarter of fiscal year 2000. Sales revenues for the first quarter of fiscal year 2000 are anticipated to be approximately $750,000 resulting in an after tax net income of approximately $40,000. The increase in the sales volumes and resulting net profit is due to a consistent increase in the number of jobs closed by the sales consultants over the last two quarters of fiscal 2000 and the first quarter of fiscal 2001. The backlog continues to grow as more potential jobs are identified and closed by the sales consultants. Management believes that sales volumes are expected to range between $650,000 and $850,000 for the remaining quarters of fiscal year 2001, with an anticipated total sales volume of $3,200,000. This volume should allow the Company to generate an operating profit of approximately 7%. Management is negotiating with its banking relationship to provide for long-term capital through the refinancing of fixed assets, monitoring operating costs and making the necessary adjustments to allow the Company to continue to be in a profitable financial position during fiscal year 2001 and meet operating cash flow requirements and debt service obligations. Management also continues to pursue development of alternative revenue sources from other industries that can benefit from the many artistic and creative resources within the Company. In addition,.the company is considering introducing a software product based upon its VuPoint presentation system. To finance the development of this new product, management is considering alternative funding sources including venture captial and a possible secondary offering.


Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The Company does not expect the adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required when no longer useful. The Company does not expect the adoption of SFAS No. 132 to have a material effect, if any, on its financial position or results of operations.

Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") issued by the AICPA is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 supercedes SOP 91-1 regarding software revenue recognition. SOP 97-2 establishes standards which require a company to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable. The SOP also discusses the revenue recognition criteria for multiple element contracts and allocation of the fee to various elements based on vendor-specific objective evidence of fair value. The Company does not expect the adoption of this SOP to have a material effect, if any, on the financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 effective date has been postponed by the issuance of SFAS No. 137, to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement currently has no impact on the financial statements of the Company as the Company has no derivative instruments nor participates in hedging activities.

Inflation
---------
Management believes that inflation has not had a significant impact on the Company's operations during the fiscal years ended March 31, 2000 and 1999.

Corporate Data and Stockholder Information

Stock Information

Prior to January 1995, there was no market maker for the Company's common stock and the Company was not aware of any public or private trades and accordingly, was not aware of high or low bid or ask quotations prior to that time. During January 1995, the Company's common stock began trading on the electronic bulletin board of the Over-the-Counter market under the trading symbol "AXIS". The range of the high and low bid and ask quotations, as reported by the Nasdaq Stock Market, Inc., for the period ended March 31, 2000 and 1999 was as follows:


                                     Bid                         Ask
                          -----------------------------------------------------
                              High         Low           High           Low
                          -----------   -----------   -----------   -----------
  March 31, 2000:
  First quarter           $    0.2500   $    0.1875   $    0.4375   $    0.3750
  Second quarter          $    0.1875   $    0.1563   $    0.3750   $    0.1875
  Third quarter           $    0.2188   $    0.1250   $    0.3750   $    0.1875
  Fourth quarter          $    0.6250   $    0.1250   $    0.8125   $    0.2500

Fiscal year ended
  March 31, 1999:
  First quarter           $    0.3125   $    0.3125   $    0.5625   $    0.5625
  Second quarter          $    0.2500   $    0.2500   $    0.4375   $    0.4375
  Third quarter           $    0.2500   $    0.2500   $    0.4375   $    0.4375
  Fourth quarter          $    0.1875   $    0.1875   $    0.3750   $    0.3750


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

Corporate Data and Stockholder Information

Directors:                                         Officers:
Steven H. Cohen                                    Steven H. Cohen
   Chairman                                           Chief Executive Officer
   Member, Compensation Committee

Marvin A. Davis                                    Alan Treibitz
Member, Compensation Committee                        President,
                                                      Chief Operating Officer,
                                                      Chief Financial Officer

Marilyn T. Heller                                  Stephanie S. Kelso
                                                      Vice President, Sales
                                                        and Marketing

James E. Pacotti, Jr.                              Marilyn T. Heller
   Member, Compensation Committee                     Secretary

Alan Treibitz

Corporate Office
----------------
7395 E. Orchard Road, Suite A-100
Greenwood Village, Colorado 80111
Telephone: (303) 713-0200

Transfer Agent                                     Independent Auditors
--------------                                     --------------------
American Securities Transfer, Incorporated         Ehrhardt Keefe Steiner
938 Quail Street, Suite 101                         & Hottman PC
Lakewood, Colorado 80215                           7979 E. Tufts Avenue,
                                                   Suite 400
                                                   Denver, Colorado 80237-2843

Dividends
---------
No dividends have been declared as of March 31, 2000 and the Company does not anticipate paying dividends in the foreseeable future.

Form 10-K
---------
A copy of the Form 10-K for the year ended March 31, 2000, as filed with the Securities and Exchange Commission, is available without charge upon written request to the corporate Secretary.

Exhibit 27
Financial Data Schedule

This schedule contains summary financial information extracted from the Balance Sheet and Statement of Income for the period ended March 31, 2000 and is qualified in its entirety be reference to such financial statements.

(ARTICLE)                                                       6
(TABLE)
(S)                                                           (C)
(PERIOD TYPE)                                              12-MOS
(FISCAL-YEAR-END)                                     MAR-31-2000
(PERIOD-END)                                          MAR-31-2000
(CASH)                                                     25,867
(SECURITIES)                                                    0
(RECEIVABLES)                                             989,406
(ALLOWANCES)                                               64,157
(INVENTORY)                                                     0
(CURRENT ASSETS)                                        1,001,912
(PP&E)                                                  1,552,008
(DEPRECIATION)                                          1,052,417
(TOTAL-ASSETS)                                          1,765,326
(CURRENT-LIABILITIES)                                     495,889
(BONDS)                                                         0
(COMMON)                                                   3,805
(PREFERRED-MANDATORY)                                           0
(PREFERRED)                                                     0
(OTHER-SE)                                              1,134,529
(TOTAL-LIABILITY-AND-EQUITY)                            1,765,326
(SALES)                                                 3,748,053
(TOTAL-REVENUES0                                        3,748,053
(CGS)                                                           0
(TOTAL-COSTS)                                           3,680,757
(OTHER-EXPENSES)                                           10,107
(LOSS-PROVISION)                                                0
(INTEREST-EXPENSE)                                         30,380
(INCOME-PRETAX)                                            26,809
(INCOME-TAX)                                               12,370
(INCOME-CONTINUING)                                        14,439
(DISCONTINUED)                                                  0
(EXTRAORDINARY)                                                 0
(CHANGES)                                                       0
(NET-INCOME)                                               14,439
(EPS-BASIC)                                                   .00
(EPS-DILUTED)                                                 .00
(TABLE)
-----------------------------------------------------------------

                               Z-AXIS CORPORATION

                            Financial Statements and
                          Independent Auditors' Report
                             March 31, 2000 and 1999

                               Z-AXIS CORPORATION




                                Table of Contents



Independent Auditors' Report............................................1

Financial Statements

      Balance Sheet.....................................................2

      Statements of Operations..........................................3

      Statements of Stockholders' Equity................................4

      Statements of Cash Flows..........................................5

Notes to Financial Statements...........................................7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Z-Axis Corporation
Greenwood Village, Colorado


We have audited the accompanying balance sheet of Z-Axis Corporation as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z-Axis Corporation as of March 31, 2000 and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.




                                           Ehrhardt Keefe Steiner & Hottman PC

May 25, 2000
Denver, Colorado

                               Z-AXIS CORPORATION
                                  Balance Sheet
                                 March 31, 2000


                                     Assets
Current assets
   Cash                                                       $   61,374
   Trade accounts receivable, net of
     allowance of $67,636 (Note 3)                               330,703
     Other current assets                                         11,469
                                                              ----------
       Total current assets                                      403,546
                                                              ----------

   Property and equipment, at cost (Note 6)
     Production equipment                                      1,185,513
     Office equipment                                            311,737
     Leasehold improvements                                       35,226
     Accumulated depreciation and amortization                (1,247,457)
                                                              ----------
       Net property and equipment                                285,019
                                                              ----------

    Capitalized software cost, net of
      accumulated amortization of $38,604                        108,269

Other assets                                                      10,722
                                                              ----------
Total assets                                                   $ 807,556
                                                              ==========

                      Liabilities and Stockholders' Equity

Current liabilities
   Line-of-credit (Note 3)                                    $  400,000
   Accounts payable                                               50,962
   Accrued expenses (Note 4)                                     132,328
   Customer deposits                                              21,000
   Current portion of capital lease obligations (Note 6)         106,946
                                                              ----------
     Total current liabilities                                   711,236


 Capital lease obligations (Note 6)                               45,379
                                                              ----------
       Total liabilities                                         756,615
                                                              ----------

 Commitments (Notes 8 and 9)

 Stockholders' equity (Note 10)
     Common stock, $.001 par value,
       10,000,000 shares authorized, 3,805,000 shares
       issued and outstanding                                      3,805
   Additional paid in capital                                  1,444,191
   Accumulated deficit                                        (1,397,055)
                                                              ----------

     Total stockholders' equity                                   50,941
                                                              ----------

Total liabilities and stockholders' equity                    $  807,556
                                                              ==========




                       See notes to financial statements.

                               Z-AXIS CORPORATION
                            Statements of Operations


                                                       For the Years Ended
                                                            March 31,
                                                   --------------------------
                                                      2000           1999
                                                   -----------    -----------

Net sales (Note 7)                                 $ 2,283,277    $ 3,748,053
                                                   -----------    -----------

Operating expenses
   Production                                        1,186,705      1,652,828
   Research and development                            111,909         99,151
   General and administrative                          722,428        764,539
   Marketing                                           752,920        881,142
   Initial start up of Concept 2                       133,037              -
   Depreciation and amortization                       277,484        269,130
   Amortization of software development costs           24,637         13,967
                                                   -----------    -----------
       Total operating expenses                      3,209,120      3,680,757
                                                   -----------    -----------

   (Loss) income from operations                      (925,843)        67,296

   Interest (expense)                                  (44,152)       (30,380)
   Other income (expense)                                9,424        (10,107)
                                                   -----------    -----------

   (Loss) income before income taxes                  (960,571)        26,809

   Provision for income taxes (Note 5)                 126,822         12,370
                                                   -----------    -----------

   Net (loss) income                               $(1,087,393)   $    14,439
                                                   ===========    ===========
   Net income per common share of stock
     Basic                                         $      (.29)   $         -
                                                   ===========    ===========
     Diluted                                       $      (.29)   $         -
                                                   ===========    ===========
    Weighted average number of common shares
      outstanding during the period:
     Basic                                           3,805,000      3,800,726
                                                   ===========    ===========
     Diluted                                         3,805,000      3,850,216
                                                   ===========    ===========





                       See notes to financial statements.

                               Z-AXIS CORPORATION
                       Statements of Stockholders' Equity
              For the Years Ended March 31, 2000 and March 31, 1999

                                           Number of                     Additional                         Total
                                            Common         Common          Paid-in        Accumulated    Stockholders'
                                            Shares         Stock           Capital          Deficit         Equity
                                         ------------    -----------    -------------    ------------    -------------
 Balance, March 31, 1998                    3,785,000    $     3,785    $   1,441,711    $   (324,101)   $   1,121,395

 Exercise of options                           20,000             20            2,480               -            2,500

 Net income                                         -              -                -          14,439           14,439
                                         ------------    -----------    -------------    ------------    -------------

 Balance, March 31, 1999                    3,805,000          3,805        1,444,191        (309,662)       1,138,334

 Net (loss)                                         -              -                -      (1,087,393)      (1,087,393)
                                         ------------    -----------    -------------    ------------    -------------
 Balance, March 31, 2000                 $  3,805,000    $     3,805    $   1,444,191   $  (1,397,055)   $      50,941
                                         ============    ===========    =============    ============    =============




                       See notes to financial statements.

                               Z-AXIS CORPORATION
                            Statements of Cash Flows


                                                        For the Years Ended
                                                             March 31,
                                                    --------------------------
                                                         2000          1999
                                                    ------------   -----------

Net (loss) income                                   $ (1,087,393)  $    14,439
                                                    ------------   -----------
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
       Deferred income taxes                             120,205        12,370
       Depreciation and amortization                     277,484       269,130
       Amortization of software development costs         24,637        13,967
       (Gain) loss on sale of equipment                   (5,333)       13,253
       Provision for bad debts                            60,000        60,000
       Changes in operating assets and liabilities
         Trade accounts receivable                       534,546       136,504
         Other current assets                             39,326        (3,840)
         Other assets                                        (10)        3,107
         Accounts payable                                (51,825)      (11,041)
         Accrued expenses                                (27,815)     (118,025)
         Customer deposits                                (7,000)        1,000
                                                    ------------   -----------
                                                         964,215       376,425
                                                    ------------   -----------
         Net cash (used in) provided by
          operating activities                          (123,178)      390,864
                                                    ------------   -----------

         Investing activities
          Purchase of property and equipment             (39,018)     (135,444)
          Additions to software development costs              -      (146,873)
          Proceeds from sale of property and
           equipment                                       6,082         7,908
                                                    ------------   -----------
             Net cash used in investing activities       (32,936)     (274,409)
                                                    ------------   -----------

         Financing activities
          Borrowing on line-of-credit                  1,720,000     1,180,000
          Payments on line-of-credit                  (1,390,000)   (1,310,000)
          Capital lease principal payments              (138,379)     (102,342)
          Proceeds from the exercise of stock
            options                                            -         2,500
                                                    ------------   -----------
         Net cash provided by (used in) financing
          activities                                     191,621      (229,842)
                                                    ------------   -----------
         Net increase (decrease) in cash                  35,507      (113,387)

         Cash, beginning of year                          25,867       139,254
                                                    ------------   -----------

         Cash, end of year                          $     61,374   $    25,867
                                                    ============   ===========

Continued on the following page.


                       See notes to financial statements.

                               Z-AXIS CORPORATION
                            Statements of Cash Flows


Continued from the previous page.


Supplemental disclosures of cash flow information:
Cash paid for taxes was $2,439 and $0 for the years ended March 31, 2000 and 1999, respectively.

Cash paid for interest was $43,826 and $35,854 for the years ended March 31, 2000 and 1999, respectively.

Supplemental noncash disclosure:
Capital lease obligations were incurred in the amount of $24,642 and $181,167 during the years ended March 31, 2000 and 1999, respectively, when the Company entered into capital lease agreements for certain production and office equipment.




                       See notes to financial statements.

                               Z-AXIS CORPORATION
                         Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Z-Axis Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 16, 1983. The Company is engaged in consulting and presentation services. The primary market for the Company's services is the litigation industry. These services include the strategic analysis of complex litigation issues, the design of demonstrative evidence, the production of such evidence and courtroom presentation. In addition, the Company has developed an electronic image presentation system for use in the courtroom called, "VuPoint." The services are provided through its headquarters and production facility in Denver, Colorado and its satellite sales offices in New York City, Chicago and Los Angeles.

During the year ended March 31, 2000, the Company expanded their existing consulting and presentation services, through Concept 2, to a new customer base in the telecommunications and entertainment industry. The results of these services did not meet management's expectations; therefore, the Company discontinued such services.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed by the straight-line method over their estimated useful lives of two to seven years. Depreciation expense includes amounts for owned and leased equipment. Property and equipment are reviewed each year to determine whether any events or circumstances indicated that the carrying amount of the assets may not be recoverable. This review includes estimating future cash flows. Property and equipment costs are expensed when the carrying amounts are determined to be unrealizable.

Software Development Costs
--------------------------

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

Revenue and Cost Recognition
----------------------------

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

                               Z-AXIS CORPORATION
                         Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Income Taxes
------------

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

Earnings Per Common Share
-------------------------

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

Stock Option Plan
-----------------

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

Advertising and Promotional Expense
-----------------------------------

Advertising expenses are charged to operations during the year in which they are incurred. Promotion expenses are charged to operations over the period of the promotional campaign. Advertising and promotional expense for the years ended March 31, 2000 and 1999 were approximately $45,000 and $90,000.

                               Z-AXIS CORPORATION
                         Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Research and Development
------------------------

Research and development costs related to both present and future products are charged to operations in the year incurred.

Use of Estimates
----------------

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

During the year ended March 31, 1999, certain costs were incurred relating to the development and enhancement of software. Management has estimated the costs associated with the project and have capitalized those costs which will be amortized at a percentage rate of total costs capitalized over the estimated revenues earned on the sale of software.

Concentrations of Credit Risk
-----------------------------

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

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash, accounts receivable, accounts payable, accrued expenses and the line of credit approximate their fair market values because of the short maturity of these instruments. Accordingly, the fair value approximates their reported carrying amount. With respect to capitalized lease obligations, fair value approximates their reported carrying amount.

                               Z-AXIS CORPORATION
                         Notes to Financial Statements


Note 2 - Management's Plan
--------------------------

During the year ended March 31, 2000 the Company experienced a loss from operations of approximately $926,000. Management believes that the loss was due to a slow down in the general business services that support the litigation industry and to the number of cases that were settled prior to trial or deferred until 2001. At March 31, 2000, the Company had a backlog of orders in the amount of approximately $2,304,500 and management believes that the backlog will be comparable during the second and third quarters of fiscal 2001. The Company has projected total sales for fiscal year 2000 to be $3,200,000. This volume should allow the Company to generate an operating profit. Management's plans consist of negotiating with its banking relationship to provide for long- term capital through the refinancing of fixed assets. Finally, management is monitoring operating costs and making the necessary adjustments to allow the Company to be in a profitable financial position during fiscal year 2001 and meet operating cash flow requirements.


Note 3 -  Line-of-Credit
-----------------------

The Company entered into an agreement with a bank for a line-of-credit of $500,000 due October 2000. The interest rate is calculated at 1% over the bank's prime rate (10% at March 31, 2000) and interest is payable monthly. The line is collateralized by the Company's accounts receivable and general intangibles. The balance outstanding on the line-of-credit at March 31, 2000 was $400,000. The agreement requires the Company to comply with certain restrictive and financial covenants which the Company was not in compliance with at March 31, 2000. At March 31, 2000, the Company had exceeded its borrowing base which was corrected subsequent to year-end and the financial covenant violations have been waived.

Note 4 - Accrued Expenses
-------------------------

Accrued expenses consist of the following:

                                                      March 31,
                                                        2000
                                                    ------------
Compensation                                        $     89,232

Other                                                     43,096
                                                    ------------
                                                    $    132,328
                                                    ============

Interest expense incurred on indebtedness to related parties was $1,240 and $1,895 during the years ended March 31, 2000 and 1999, respectively.

                               Z-AXIS CORPORATION
                         Notes to Financial Statements


Note 5 - Income Taxes
---------------------

A reconciliation of the amount of income tax expense that would result from applying the statutory income tax rate of 34% to the net income before income taxes in the accompanying financial statements to the reported income tax expense is as follows:

                                       Years Ended March 31,
                                     --------------------------
                                        2000            1999
                                     ----------      ----------

 Income tax expense at the
  statutory rate                     $ (326,600)     $    9,115

 State tax, net                         (31,700)            885

 Non-deductible items                     2,500           2,370

 Valuation allowance and other          482,622               -
                                     ----------      ----------

                                     $  126,822      $   12,370
                                     ==========      ==========


Income tax expense consists of the
 following:
                                       Years Ended March 31,
                                     --------------------------
                                        2000            1999
                                     ----------      ----------
 Current                             $        -      $        -
 Deferred                               126,822          12,370
                                     ----------      ----------

                                     $  126,822      $   12,370
                                     ==========      ==========

The components of the current net
 deferred tax assets are as follows:

                                                   March 31,
                                            -----------------------
                                              2000           1999
                                            --------      ---------
Current
   Deferred tax assets
     Accounts payable and accrued
      expenses                              $ 69,459      $ 157,000
     Net operating loss
      carryforwards                          117,000        281,000
     Valuation allowance                     (70,121)             -
                                            --------      ---------
       Total deferred tax asset              116,338        438,000
                                            --------      ---------

 Deferred tax liabilities
     Accounts receivable                     112,439        420,000
     Prepaid expenses and other
      assets                                   3,899         18,000
                                            --------      ---------
       Total deferred tax liability          116,338        438,000
                                            --------      ---------

   Net current deferred tax asset           $      -      $       -
                                            ========      =========

                               Z-AXIS CORPORATION
                         Notes to Financial Statements


Note 5 - Income Taxes (continued)
---------------------------------

The components of the non-current net deferred tax assets are as follows:

                                                     March 31,
                                             ------------------------
                                               2000           1999
                                             ------------------------
   Non-current
     Deferred tax assets
       Net operating loss carryforwards      $ 383,870      $ 177,780
       Property and equipment                    7,559              -
       Valuation allowance                    (354,618)             -
                                             ---------      ---------
       Total deferred tax asset                 36,811        177,780
                                             ---------      ---------

   Deferred tax liabilities
     Property and equipment                          -          7,735
     Capitalized software cost                  36,811         49,840
                                             ---------      ---------
       Total deferred tax liability             36,811         57,575
                                             ---------      ---------

Net non-current deferred tax assets          $       -      $ 120,205
                                             =========      =========


At March 31, 2000 and 1999, the Company has total federal income tax loss carry forwards of approximately $1,470,000 and $1,130,000, respectively which expire in the years 2001 through 2020.


Note 6 - Capital Lease Obligations
----------------------------------

The Company leases various computer and office equipment under capital leases. The future minimum lease payments required under the capital leases are as follows:

         Years Ending March 31,

                2001                                        $ 115,868
                2002                                           46,886
                2003                                            9,018
                                                            ---------
                Total future minimum lease payments           171,772
                Less amount representing interest             (19,447)
                                                            ---------
                Present value of minimum payments
                 under capital leases
                                                              152,325
                Less current portion                         (106,946)
                                                            ---------

                                                            $  45,379
                                                            =========

                               Z-AXIS CORPORATION
                         Notes to Financial Statements


Note 6 - Capital Lease Obligations (continued)
----------------------------------------------

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $397,377 at March 31, 2000. The related accumulated depreciation was $257,191 at March 31, 2000.


Note 7 - Major Customers
------------------------

The Company's revenues are concentrated in a few customers as follows:

                                               For the Years Ended
                                                     March 31,
                                             ------------------------
                                               2000           1999
                                             ------------------------
Sales:
   Customer A                                        -         13.46%

   Customer B                                   32.55%         18.10%

   Customer C                                        -         12.02%



Note 8 - Commitments
--------------------

The Company leases its offices and production facility under the terms of operating leases. The lease term commenced on August 1, 1996 and extends for a sixty-month period ending in July, 2001.

Future minimum payments required under the terms of the lease are as follows:

         Years Ending March 31,
         ----------------------
                  2001                       $ 125,068
                  2002                          41,552
                                             ---------
                                             $ 166,620
                                             =========

Rent expense was $135,362 and $133,409 for the years ended March 31, 2000 and 1999, respectively.

                               Z-AXIS CORPORATION
                         Notes to Financial Statements


Note 9 - Employee Benefit Plans
-------------------------------

On April 1, 1993, the Company established the Z-Axis Corporation 401(K) Plan (the "Plan"). Eligible employees may elect to participate in the Plan beginning on the first day of the calendar quarter following their date of hire. The Company elected to make matching contributions in amounts of ten percent of the first five percent of a participating employee's salary deferral amount. The Company made matching contributions to the Plan in the amounts of $4,518 and $4,909 during the years ended March 31, 2000 and 1999, respectively.

On April 1, 1994, the Company established the Z-Axis Corporation Profit Sharing Compensation Plan (the "Profit Sharing Plan"). Eligible employees automatically participate in the non-qualified Profit Sharing Plan after one year of service. The Company contributes a percentage of profits as defined in the Profit Sharing Plan. The Company expensed $0 and $12,125 during the years ended March 31, 2000 and 1999, respectively, under the terms of the Profit Sharing Plan.


Note 10 - Incentive Stock Option Plan
-------------------------------------

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

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plan had been determined in accordance with fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at March 31, 2000 and 1999 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of 0 percent for all years; expected volatility of 300 percent for 2000 and 54 percent for 1999; risk-free interest rates of 6.03 percent for 2000 and 5.45 percent for 1999; and expected lives of 10 years for 2000 and 1999 stock awards. Because the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant, no compensation costs was recognized during 2000 and 1999.

                               Z-AXIS CORPORATION
                         Notes to Financial Statements


Note 10 - Incentive Stock Option Plan (continued)
-------------------------------------------------

Under the accounting provisions for SFAS No. 123, the Company's net income per share would have been decreased by the pro forma amounts indicated below:

                                                      March 31,
                                             --------------------------
                                               2000            1999
                                             ---------      -----------
Net (loss) income
   As reported                               $ (1,087,393)     $ 14,439
   Pro forma                                 $ (1,096,768)     $  6,008

Basic earnings per share
   As reported                               $    (.29)        $      -
   Pro forma                                 $    (.29)        $      -

Diluted earnings per share
   As reported                               $    (.29)        $      -
   Pro forma                                 $    (.29)        $      -

A summary of the status of the Company's stock option plan follows:

                                                        Exercise Price      Exercisable
                                            Shares        Per Share           Shares
                                           --------     ---------------     -----------

 Outstanding balance at March 31, 1998      135,000       .1875 - .2063         135,000
   Options granted                           64,000       .1875 - .2063          64,000
   Options exercised                        (20,000)      .1250                 (20,000)
                                           --------     ---------------     -----------
 Outstanding balance at March 31, 1999      179,000       .1250 - .2063         179,000
   Options granted                           25,000       .3750                  25,000
   Options cancelled                        (40,000)      .1250                 (40,000)
   Options exercised                              -                   -               -
                                           --------     ---------------     -----------
Outstanding balance at March 31, 2000       164,000     $ .1250 - .3750         164,000
                                           ========     ===============     ===========

The weighted average fair value of options granted during the years ended March 31, 2000 and 1999 were $.375 and $.13, respectively.

                               Z-AXIS CORPORATION
                         Notes to Financial Statements


Note 10 - Incentive Stock Option Plan (continued)
-------------------------------------------------

The following table summarizes information about stock options outstanding at March 31, 2000:

                                  Weighted
                                  Average
                                   Number         Weighted      Weighted
                                Outstanding       Remaining     Average
                                    and          Contractual    Exercise
Range of Exercise Prices        Exercisable         Life         Price
                                -----------      -----------    --------

$.1250 - .3750                      164,000              8.6    $   0.23
==============                  ===========      ===========    ========