Form 10-Q
period 2000-06-30
Z AXIS CORP
filed 2000-08-14
CIK 723928

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2000.

Commission file number 0-11284


                               Z-Axis Corporation
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          Colorado                                     84-0910490
--------------------------------------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)



7395 E. Orchard Road, Suite 100
Greenwood Village, Colorado                                  80111
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

Yes [ X ] No [    ]


The number of common shares outstanding as of June 30, 2000: 3,805,000.

                                    CONTENTS

PART I   Financial Information

         Item 1.  Condensed Balance Sheet as of June 30, 2000 and
                  March 31, 2000.                                              3

                  Condensed Statements of Operations, Three-month periods
                  ended June 30, 2000 and 1999.                                4

                  Condensed Statements of Cash Flows, Three month periods
                  ended June 30, 2000 and 1999.                                4

                  Notes to Condensed Financial Statements                      5


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  5-8

PART II  Other Information                                                     8

         Item 1.  Legal proceedings                                            8

         Item 2.  Changes in securities                                        8

         Item 3   Defaults upon senior securities                              8

         Item 4   Submission of matters to a vote of security holders          8

         Item 5.  Other information                                            8

         Item 6.  Exhibits and reports on Form 8-K                             8


SIGNATURES                                                                     9

PART I  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

                                                   June 30,
                                                     2000           March 31,
                                                  (Unaudited)         2000
                                                  -----------      -----------

Assets
Current assets:

     Cash                                         $     7,383      $    61,374
     Trade accounts receivable                        586,946          330,703
     Other current assets                              12,498           11,469
                                                  -----------      -----------
        Total current assets                          606,827          403,546
                                                  -----------      -----------
Property and equipment, at cost                     1,532,790        1,532,476
Accumulated depreciation                           (1,304,194)      (1,247,457)
                                                  -----------      -----------
        Net property and equipment                    228,596          285,019
                                                  -----------      -----------

Capitalized software development costs, net           104,376          108,269
Other assets                                           10,722           10,722
                                                  -----------      -----------

     Total assets                                 $   950,521      $   807,556
                                                  ===========      ===========

Liabilities and stockholders' equity Current liabilities:

     Line of Credit                               $   500,000      $   400,000
     Accounts payable                                 135,059           50,962
     Accrued expenses                                 108,635          132,328
     Customer deposits                                 11,000           21,000
     Current portion of long-term obligations          85,079          106,946
                                                  -----------      -----------
        Total current liabilities                     839,773          711,236
                                                  -----------      -----------
Long-term obligations                                  33,831           45,379
                                                  -----------      -----------
Stockholders' equity:
     Common stock                                       3,805            3,805
     Additional paid in capital                     1,444,191        1,444,191
     Retained earnings (deficit)                   (1,371,079)      (1,397,055)
                                                  -----------      -----------
        Total stockholders' equity                     76,917           50,941
                                                  -----------      -----------

     Total liabilities and stockholders'
      equity                                      $   950,521      $   807,556
                                                  ===========      ===========

See notes to condensed financial statements.

                                     3 of 9

Condensed Statements of Operations
                                                       Three months ended
                                                            June 30,
                                                  ----------------------------
                                                     2000             1999
                                                           (Unaudited)
                                                  ----------------------------

Net sales                                         $   734,494      $   551,033
Operating expenses:
      Production                                      277,675          364,187
      Research and development                         18,739           35,299
      General and administrative                      155,858          182,050
      Marketing                                       180,931          229,277
      Depreciation                                     56,737           77,068
      Amortization of prior year's
       software development costs                       3,892            5,299
                                                  -----------      -----------
         Total operating expenses                     693,832          893,180
                                                  -----------      -----------
Income (loss) from operations                          40,662         (342,147)
Other (expense) income, net:                          (14,685)          (9,275)
                                                  -----------      -----------
Income (loss) before income taxes                      25,977         (351,422)
Income tax (expense) benefit                                -          116,000
                                                  -----------      -----------

Net income (loss)                                 $    25,977      $  (235,422)
                                                  ===========      ===========

Income (loss) per common share of stock:

                     Basic                        $      0.01      $     (0.06)
                     Diluted                      $      0.01      $     (0.06)
                                                  ===========      ===========

Weighted average number of common shares
      outstanding during the period
                     Basic                          3,805,000        3,805,000
                     Diluted                        3,805,000        3,805,000
                                                  ===========      ===========

Condensed Statements of Cash Flows

                                                       Three months ended
                                                            June 30,
                                                  ----------------------------
                                                     2000             1999
                                                           (Unaudited)
                                                  ----------------------------
Cash flows from operations:
Net cash (used in) provided by operations         $  (120,261)     $    19,503
                                                  -----------      -----------
Cash flows from investing activities:
     Purchase of property and equipment                  (315)         (13,504)
                                                  -----------      -----------
Net cash used in investing activities                    (315)         (13,504)
                                                  -----------      -----------
Cash flows from financing activities:
     Borrowings on line of credit                     225,000           95,000
     Payments on line of credit                      (125,000)         (70,000)
     Debt and capital lease payments                  (33,415)         (33,212)
     Proceeds from exercise of stock options                -                -
                                                  -----------      -----------
Net cash provided by (used in) financing
 activities                                            66,585           (8,212)
                                                  -----------      -----------

Net increase (decrease) in cash                       (53,991)          (2,213)
Cash , beginning of period                             61,374           25,867
                                                  -----------      -----------
Cash, end of period                               $     7,383      $    23,654
                                                  ===========      ===========

See notes to condensed financial statements.

                                     4 of 9

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Interim Financial Information

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three-month periods ending June 30, 2000 and 1999 are not necessarily indicative of results to be expected for the full year.

Note 2.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                                  June 30, 2000
                                                  -------------
Trade accounts receivable                         $     664,919
Less allowance for bad debt                              77,973
                                                  -------------
Trade accounts receivable, net                    $     586,946



Approximately 12%, 16% and 48% of the Company's trade accounts receivable was due from three different customers at June 30, 2000.


Note 3.  Debt

Long-term debt consists of the following:

                                                  June 30, 1999
                                                  -------------
Capital lease obligations                         $     118,910
Less current portion                                     85,079
                                                  -------------
Long term capital lease obligations               $      33,831



The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was approximately $375,000 at June 30, 2000. The related accumulated depreciation was approximately $263,000 at June 30, 2000. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company maintains a line of credit in the amount of $500,000 with a bank, which matures October 2000. If drawn upon, the indebtedness bears interest at the bank's prime rate plus one percent per annum (10.5% at June 30, 2000). The Company's accounts receivable secure any amounts drawn under the line of credit. As of June 30, 2000 the balance outstanding was $500,000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The accompanying Condensed Balance Sheet at June 30, 2000 and Condensed Statements of Operations and Cash Flows for the three month periods ended June 30, 2000 and 1999 should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 2000 and 1999. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

In addition to the historical information, this 10-QSB and Annual Report incorporated by reference herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company desires to take advantage of the "Safe Harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such Safe Harbor with respect to all of such forward-looking statements. The forward-looking statements in this report reflect the Company's current views with respect to future events and financial uncertainties, including those discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date of this report.

                                     5 of 9

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended June 30, 2000 and 1999 were $734,494 and $551,033, respectively; representing a 33% increase during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. The increase in revenues is the result of jobs moving off of the backlog status to work in progress and completed during the first quarter of fiscal year 2001. The backlog at March 31, 2000 was $2,340,500 as compared to $1,123,000 at March 31, 1999;
accordingly, management expected the increase in the revenues for the first quarter of fiscal 2001. Management anticipates that the same level of revenues will be achieved during the second and third quarters of fiscal 2001. Core business revenues are primarily earned from providing animation and video presentation services to the litigation support market. Litigation support customers include law firms, corporations, insurance companies and certain government agencies. The Company also earns revenues from the rental and service of an advanced electronic courtroom presentation system consisting of proprietary software in combination with off-the-shelf hardware. The system has been named "VuPoint" and the Company received trademark protection of the name and has applied for patent protection for the software. Revenues from the rental of the VuPoint system and the corresponding service revenues earned during the first quarter of fiscal 2000 were $38,923 as compared to $52,993 during the corresponding period of the preceding fiscal year. The decrease in revenues from VuPoint rentals and service was due to fewer trials utilizing the system during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. Management anticipates that sales volumes and operating results will increase during the second and third quarters as a result of increased client trial activity.

Operating Income and Expenses

Income from operations in the amount of $40,662 was recorded during the first quarter of fiscal 2001, compared to loss from operations in the amount of $(342,147) during the corresponding period of the preceding fiscal year. The increase in operating income from the first quarter of fiscal 2001, as compared to the first quarter of fiscal 2000 was primarily due to the increase in revenues of 33% as noted above. In addition, operating expenses decreased by 22% for the first quarter of fiscal 2001, as compared to the first quarter of fiscal 2000.

Production Expenses

Production expenses decreased 24% to $277,675 in the first quarter of fiscal 2001 from $364,187 in the first quarter of fiscal 2000. The decrease was due to a 24% reduction in contract labor utilized during the first quarter of fiscal 2001 as well as a 23% decrease in overall production expenses as compared to the prior fiscal quarter. Production expenses are expected to stay at the current level in the second quarter of fiscal 2001.

Research and Development Expenses

Research and development expenses decreased 47% to $18,739 in the first quarter of fiscal 2001 from $35,299 in the first quarter of fiscal 2000. The decrease was due to personnel attrition during fiscal year 2000. Research and development costs are incurred as the Company continues to refine and enhance the VuPoint system. Management considers VuPoint to have significant long-term revenue potential and will continue further developments in the foreseeable future. Research and development expenses are expected to stay at the same level in the second quarter of fiscal 2001.

General and Administrative Expenses

General and administrative expenses decreased 14% to $155,858 in the first quarter of fiscal 2001 from $182,050 in the first quarter of fiscal 2000. The decrease is due to tighter management of general office expenditures. General and administrative expenses are expected to stay at the same level in the second quarter of fiscal 2001.

                                     6 of 9

Marketing Expenses

Marketing expenses decreased 21% to $180,931in the first quarter of fiscal 2001 from $229,277 in the first quarter of fiscal 2000. The decrease in expense is due to the discontinuation of the "Concept 2" marketing effort in the fourth quarter of fiscal 2000, accordingly, these costs were not incurred in the first quarter of fiscal 2001. This effort began in the first quarter of fiscal 2000 and was a separate marketing plan aimed at development of alternative markets into which the Company could potentially sell animation and information consulting services. The Company does not expect to engage in further efforts to develop "Concept 2", but rather focus on expansion of the current market and customer base through Core Business Services and VuPoint products and consulting. Marketing expenses are expected to remain at the current level in the second quarter of fiscal 2001.

Depreciation Expense

Depreciation expense decreased 26% in the first quarter of fiscal 2001 to $56,737 from $77,068 in the first quarter of fiscal 2000. The decrease is expected as 85% of the fixed assets are fully depreciated. The Company's fixed assets consist of a significant amount of computer and other production equipment that is depreciated using the straight-line method over two to three years. Due to the nature of the technology and the rapid changes that are made to computer and production systems, the useful lives for depreciation purposes on this equipment are relatively short.

Amortization of prior years' software development costs

Amortization of capitalized software development costs decreased 27% in the first quarter of fiscal 2001 to $3,892 from $5,299 in the first quarter of fiscal 2000. The decrease in amortization costs was due to the fact that amortization expense is calculated as a percentage of VuPoint revenue. As noted above, VuPoint revenue earned in the first quarter of fiscal 2001 was $38,923 as compared to $52,993 in the first quarter of fiscal 2000.

Other Expense

Other expense increased 58% to $14,685 in the first quarter of fiscal 2001 from $9,275 during the first quarter of fiscal 2000. The increase is due to higher interest costs as a result of higher borrowing on the line of credit during the first quarter of fiscal 2001.

Income Tax Expense

The income tax (expense)/benefit for the first quarter of fiscal 2001 was $0 as compared to $116,000 for the first quarter of fiscal 2000. An income tax provision or benefit is not anticipated to be recorded for fiscal year 2001 because the Company has fully allowed for the deferred tax asset that is a result of approximately $1,470,000 in federal income tax loss carry forwards that expire in the years 2001 through 2020.

Net Income

Net income (loss) and basic income (loss) per share were $25,977 and $0.01, respectively for the first quarter of fiscal 2001 compared to of $(235,422) and $(0.06) for the same period of fiscal 2000. Diluted income (loss) per share was $0.01 for the first quarter of fiscal 2001 as compared to $(0.06) for the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company's working capital position was $(232,946). Cash flow from operations was $(120,261) during the first quarter of fiscal 2001. The majority of the Company's cash flow from operations during the first quarter of fiscal 2000 was used make normal payments on operating expenses and capital lease obligations. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions during the first quarter of fiscal 2001 were $315.

Capital lease payments were $(33,415) during the first quarter of fiscal 2001. Borrowing on the line of credit, net of payments, was $100,000. The borrowing on the line of credit was used to cover the deficit in cash flow generated from operations noted above.

                                     7 of 9

The timing of the Company's production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that litigation may settle before trial. The increase in sales volume during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 and the resulting net profit is due to a consistent increase in the number of jobs closed by the sales consultants over the last two quarters of fiscal 2000 and the first quarter of fiscal 2001. The backlog continues to grow as more potential jobs are identified and closed by the sales consultants. Management believes that sales volumes are expected to range between $650,000 and $850,000 for the remaining quarters of fiscal year 2001, with an anticipated total sales volume of $3,200,000. This volume should allow the Company to generate an operating profit of approximately 7%. Management is negotiating with its banking relationship to provide for long-term capital through the refinancing of fixed assets, monitoring operating costs and making the necessary adjustments to allow the Company to continue to be in a profitable financial position during fiscal year 2001 and meet operating cash flow requirements and debt service obligations. Management also continues to pursue development of alternative revenue sources from other industries that can benefit from the many artistic and creative resources within the Company. In addition, the Company is considering introducing an Internet software product based upon the VuPoint presentation system. To finance the development of this new product, management is considering alternative funding sources including venture capital and a possible secondary offering.

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

Item 4.  Submission of matters to a vote of security holders
         Not applicable

Item 5.  Other information
         Not applicable.

Item 6.  Exhibits and reports on Form 8-K
         (a) No exhibits.
         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                                     8 of 9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION


By:   /s/ Alan Treibitz
      -----------------
          Alan Treibitz
          President

Date: August 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Steven H. Cohen     Director, Chief Executive Officer    August 14, 2000
--------------------
     Steven H. Cohen

  /s/ Alan Treibitz      Director, President, Treasurer,
 ------------------      Chief Financial Officer, Principal
      Alan Treibitz      Accounting Officer                   August 14, 2000

                                     9 of 9