Form 10QSB
period 2000-09-30
Z AXIS CORP
filed 2000-11-14
CIK 723928

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended September 30, 2000.

Commission file number 0-11284


                               Z-Axis Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                      84-0910490
--------------------------------------------------------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation of organization)

7395 East Orchard Road, Suite A-100
Greenwood, Colorado                                          80111-2509
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

Yes [ X ] No [    ]




The number of common shares outstanding as of September 30, 2000: 3,825,000




                                    1 of 11

                                    CONTENTS

PART I     Financial Statements.

           Item 1.  Condensed Balance Sheet as of September 30, 2000.         3

                    Condensed Statements of Operations, three and six
                     month periods ended September 30, 2000 and 1999.         4

                    Condensed Statements of Cash Flows, six month periods
                    ended September 30, 2000 and 1999.                        5

                    Notes to Condensed Financial Statements.                  6

           Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                   6-9

PART II  Other Information.                                                  10

           Item 1.  Legal proceedings.                                       10

           Item 2.  Changes in securities.                                   10

           Item 3.  Defaults upon senior securities.                         10

           Item 4.  Submission of matters to a vote of security holders.     10

           Item 5.  Other information.                                       10

           Item 6.  Exhibits and reports on Form 8-K.                        10


SIGNATURES                                                                   11



                                     2 of 11

                               Z-AXIS CORPORATION

                          PART I Financial Information

                          Item 1. Financial Statements

                            Condensed Balance Sheets

                                                                   September 30,
                                                                       2000
                                                                    -----------
                                                                    (Unaudited)

                                     Assets

Current assets:
   Cash ....................................................        $   (53,049)
   Trade accounts receivable ...............................            507,516
   Other current assets ....................................             11,379
                                                                    -----------
       Total current assets ................................            465,846
                                                                    -----------

Property and equipment, at cost ............................          1,532,790

Accumulated depreciation ...................................         (1,356,188)
                                                                    -----------
       Net property and equipment ..........................            176,602
                                                                    -----------

Capitalized software development costs, net ................            101,530
Other assets ...............................................             10,722
                                                                    -----------

Total assets ...............................................        $   754,700
                                                                    ===========

                      Liabilities and stockholders' equity

Current liabilities:
   Line of Credit ..........................................        $   500,000
   Accounts payable ........................................            108,799
   Accrued expenses ........................................            106,060
   Customer deposits .......................................             11,000
   Loan from shareholder ...................................             25,000
   Current portion of long-term obligations ................             66,245
                                                                    -----------
       Total current liabilities ...........................            817,104
                                                                    -----------

Long-term obligations ......................................             19,596

Stockholders' equity:
   Common stock ............................................              3,825
   Additional paid in capital ..............................          1,446,671
   Retained earnings (deficit) .............................         (1,532,496)
                                                                    -----------
       Total stockholders' equity ..........................            (82,000)
                                                                    -----------

Total  liabilities and stockholders' equity ................        $   754,700
                                                                    ===========

                  See notes to condensed financial statements.

                                     3 of 11

                               Z-AXIS CORPORATION

                       Condensed Statements of Operations

                                              Three months ended            Six months ended
                                                 September 30,                 September 30,
                                           --------------------------------------------------------
                                              1999           2000            1999          2000
                                           -----------    -----------    -----------    -----------
                                                  (Unaudited)                    (Unaudited)

Net sales ..............................   $   471,383    $   671,215    $ 1,205,877    $ 1,222,247

Operating expenses:
   Production ..........................       231,257        317,810        508,932        666,800
   Research and development ............        22,662         27,930         41,401         63,229
   General and administrative ..........       158,402        183,843        314,260        365,893
   Marketing ...........................       146,892        224,889        327,824        469,363
   Depreciation ........................        51,994         72,888        108,731        149,956
   Amortization of prior year's software          --            1,691          6,738          6,990
                                           -----------    -----------    -----------    -----------
       Total operating expenses ........       611,207        829,051      1,307,886      1,722,231
                                           -----------    -----------    -----------    -----------

Income (loss) from operations ..........      (139,824)      (157,836)      (102,009)      (499,984)
Other (expense) income, net: ...........       (21,593)        (6,179)       (33,431)       (15,454)
                                           -----------    -----------    -----------    -----------
Income (loss) before income taxes ......      (161,417)      (164,015)      (135,440)      (515,438)
Income tax (expense) benefit ...........          --           54,000           --          170,000
                                           -----------    -----------    -----------    -----------

Net income (loss) ......................     $(161,417) $    (110,015)   $  (135,440)   $  (345,438)
                                            ===========    ===========    ===========    ===========

Income (loss) per common share of stock:

   Basic ...............................    $     (0.0) $        (0.0)   $     (0.04)   $     (0.09)
                                            ===========    ===========    ===========    ===========

   Diluted .............................    $     (0.0) $        (0.0)   $     (0.04)   $     (0.09)
                                            ===========    ===========    ===========    ===========

Weighted average number of common shares
   Basic ...............................     3,825,000      3,805,000      3,825,000      3,805,000
                                            ===========    ===========    ===========    ===========

   Diluted .............................     3,825,000      3,805,000      3,825,000      3,805,000
                                            ===========    ===========    ===========    ===========


                  See notes to condensed financial statements.

                                     4 of 11

                               Z-AXIS CORPORATION

                       Condensed Statements of Cash Flows

                                                        Six Months Ended
                                                          September 30,
                                                      ----------------------
                                                        2000         1999
                                                      ---------    ---------
                                                          (Unaudited)
Cash flows from operations:
         Net cash used in operations .............   $(180,124)   $(144,087)
                                                     ---------    ---------
Cash flows from investing activities:
   Purchase of property and equipment ............        (315)     (16,474)
                                                     ---------    ---------
         Net cash used in investing activities ...        (315)     (16,474)
                                                     ---------    ---------

Cash flows from financing activities:
   Borrowings on line of credit ..................     225,000      865,000
   Payments on line of credit ....................    (125,000)    (635,000)
   Debt and capital lease payments ...............     (61,484)     (67,241)
   Loan from shareholder .........................      25,000         --
   Proceeds from exercise of stock options .......       2,500         --
                                                     ---------    ---------
         Net cash provided by financing activities      66,016      162,759
                                                     ---------    ---------

Net (decrease) increase in cash ..................    (109,423)       2,198

Cash , beginning of period .......................      61,374       25,867
                                                     ---------    ---------

Cash, end of period ..............................   $ (53,049)   $  28,065
                                                     =========    =========



                  See notes to condensed financial statements.

                                     5 of 11

                               Z-AXIS CORPORATION

Notes to Condensed Financial Statements.

Note 1.  Interim Financial Information

The accompanying Condensed Balance Sheet at September 30, 2000, Condensed Statements of Operations for the three and six month periods ended September 30, 2000 and 1999 and Cash Flows for the six month periods ended September 30, 2000 and 1999, should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 2000 and 1999. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year.

Note 2.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                               September 30,
                                                   1999
                                               ------------

Trade accounts receivable ......................  $584,194

Less allowance for bad debt ....................    76,678
                                                  --------

Trade accounts receivable, net .................  $507,516
                                                  ========




Approximately 13% and 26% of the Company's trade receivables were due from two different customers at September 30, 2000.

Note 3.  Debt

Long-term debt consists of the following:

                                                September 30,
                                                    2000
                                                ------------


Capital lease obligations ......................  $ 85,841

Less current portion ...........................    66,245
                                                  --------

Long term capital lease obligations ............  $ 19,596
                                                  ========



The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was approximately $416,000 at September 30, 2000. The related accumulated depreciation was approximately $332,000 at September 30, 2000. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company maintains a line of credit in the amount of $500,000 with a bank, which matures October 2000. If drawn upon, the indebtedness bears interest at the bank's prime rate plus one percent per annum (10.5% at September 30, 2000). The Company's accounts receivable secure any amounts drawn under the line of credit. As of September 30, 2000 the balance outstanding was $500,000. Management expects that the terms and conditions of the line of credit will be renegotiated with the bank and it is probable that the outstanding balance will be refinanced as a term note.

                                     6 of 11

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The accompanying Condensed Balance Sheet as of September 30, 2000 and Condensed Statements of Operations and Cash Flows for the three month periods ended September 30, 2000 and 1999 should be read in conjunction with the Company's financial statements and notes for the years ended March 31, 2000 and 1999. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six-month periods ended September 30, 2000 were $471,383 and $1,205,877, respectively. Net sales for the corresponding periods ended September 30, 1999 were $671,215 and $1,222,247, respectively. The decrease in sales for the three and six-month periods ended September 30, 2000 as compared to the corresponding periods ended September 30, 1999 were 29% and 1% respectively. Management believes that the decrease in revenues during the second quarter of fiscal year 2001 as compared to the first quarter was due to several jobs not becoming active as quickly as anticipated. The backlog at March 31, 2000 was $2,340,500 as compared to $1,123,000 at March 31, 1999;
accordingly, management expected the increase in the revenues for the first quarter of fiscal 2001. The backlog during the second quarter of fiscal year 2001 is comparable to the level at March 31, 2000 and management expects the third quarter fiscal year 2001 revenues to increase back to the first quarter levels as more backlogged jobs become active. For the six months ended September 30, 2000 the net sales levels are comperable to the same period of the prior fiscal year. Management expects that the fiscal year 2001 third quarter sales will exceed the same period of the prior fiscal year due to the increase in backlog as noted above.

Operating Income and Expenses

Loss from operations was $(139,824) and $(102,009) for the three and six-month periods ended September 30, 2000. Loss from operations was $(164,015) and $(515,438) for the corresponding three and six-month periods ended September 30, 1999. The loss from operations in the second quarter of fiscal year 2001 was the direct result of the decrease in sales revenue for that quarter. The loss from operations for the six-month period ended September 30, 2001 is significantly improved over the loss in the same period of fiscal year 2000. The Company has decreased operating expenses from $1,722,231 for the six month period ended September 30, 1999 to $1,307,886 for the six month period ended September 30, 2000. This represents a 24% decrease in operating expenses, resulting in a lower level of losses for the six-month period ended September 30, 2000.

                                     7 of 11

Production Expenses

Production expenses were $231,257 and $508,932 for the three and six-month periods ended September 30, 2000 as compared to $317,810 and 666,800 for the three and six-month periods ended September 30, 1999. These results represent a decrease of 27% and 23% for the three and six-month periods ended September 30, 2000 as compared to the same periods of the prior fiscal year. The decrease was primarily due to a decrease in contract labor utilized for the period as compared to the prior fiscal year, as well as a decrease in production overhead expenses. Production overhead expenses are expected to further decrease in the third quarter due to personnel attrition.

Research and Development Expenses

Research and development expenses were $22,662 and $41,401 for the three and six-month periods ended September 30, 1999 as compared to $27,930 and $63,229 for the three and six-month periods ended September 30, 1999. These results represent a decrease of 18% and 34% for the three and six-month periods ended September 30, 2000 as compared to the same periods of the prior fiscal year. The decrease was due to personnel attrition during fiscal year 2000. Research and development costs are incurred as the Company continues to refine and enhance the VuPoint system. Management considers VuPoint to have significant long-term revenue potential and plans to continue further enhancements and upgrades to the product into the next fiscal quarter. Research and development expenses are expected to stay at the same level in the third quarter of fiscal 2001.

General and Administrative Expenses

General and administrative expenses were $158,402 and $314,260 for the three and six-month periods ended September 30, 2000 as compared to $183,843 and $365,893 for the three and six-month periods ended September 30, 1999. These results represent a decrease of 13% and 14% for the three and six-month periods ended September 30, 2000 as compared to the same periods of the prior fiscal year. The decrease is due to tighter management of general office expenditures as well as decrease in accruals for bad debt reserves. A historical review of the uncollectable accounts receivable write-offs as compared to the allowance for doubtful accounts balance allowed the Company to decrease the monthly reserves for these potential write-offs. General and administrative expenses are expected to remain at the same level in the third quarter of fiscal 2001.

Marketing Expenses

Marketing expenses were $146,892 and $327,824 for the three and six-month periods ended September 30, 2000 as compared to $224,889 and $469,363 for the three and six-month periods ended September 30, 1999. These results represent decreases of 34% and 30% for the three and six-month periods ended September 30, 2000 as compared to the same periods of the prior fiscal year. The decrease in expense is due to the discontinuation of the "Concept 2" marketing effort in the fourth quarter of fiscal 2000, accordingly, these costs were not incurred in the first or second quarters of fiscal 2001. This effort began in the first quarter of fiscal 2000 and was a separate marketing plan aimed at development of alternative markets into which the Company could potentially sell animation and information consulting services. The Company does not expect to engage in further efforts to develop "Concept 2", but rather focus on expansion of the current market and customer base through Core Business Services and VuPoint products and consulting. The decrease in marketing expenses is also due to lower travel, advertising and brochure printing expenditures during the first six months of fiscal year 2001 as compared to the prior year. Marketing expenses are expected to remain at the current level in the third quarter of fiscal 2001.

Depreciation Expense

Depreciation expenses were $51,994 and $108,731 for the three and six-month periods ended September 30, 2000 as compared to $72,888 and $149,956 for the three and six-month periods ended September 30, 1999. The decrease was expected as 85% of the fixed assets are fully depreciated. The Company's fixed assets consist of a significant amount of computer and other production equipment that is depreciated using the straight-line method over two to three years. Due to the nature of the technology and the rapid changes that are made to computer and production systems, the useful lives for depreciation purposes on this equipment are relatively short. The Company does not plan any significant fixed asset purchases in the third quarter of fiscal year 2001.

                                     8 of 11

Amortization of prior years' software development costs

Amortization expense related to capitalized software development costs was $2,846 and $6,738 for the three and six-month periods ended September 30, 2000 as compared to $1,691 and $6,990 for the three and six-month periods ended September 30, 1999. The decrease in amortization expenses for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 was due to decrease in VuPoint revenue for the same periods. Amortization expense is calculated as a percentage of VuPoint revenue.

Other Expense

Other expense was $20,593 and $33,431 for the three and six-month periods ended September 30, 2000 as compared to $6,179 and $15,454 for the three and six-month periods ended September 30, 1999. The increase in other expense was the result of an increase in interest expense as a result of the balance outstanding on the line of credit. Management expects the current level of interest costs to remain the same for the third quarter of fiscal year 2001. As the Company improves cash flow by maintaining the current sales levels and accounts receivable collections, interest costs will start to decrease during the fourth quarter of fiscal year 2001 as the balance on the line of credit is paid down.

Income Tax Expense

Income tax (expense)/benefit was $0 for the three and six month periods ended September 30, 2000 as compared to $54,000 and $170,000 for the three and six month periods ended September 30, 1999. An income tax provision is not anticipated to be recorded for fiscal year 2001 because the Company has approximately $1,470,000 in federal income tax loss carry forwards that expire in the years 2001 through 2020.

Net Income

Net loss and basic loss per share was $(161,417) and $(.04) for the three month period ended September 30, 2000 and $(135,440) and $(.04) for the six month period ended September 30, 2000. These results are compared to net loss and basic loss per share of $(110,015) and $(.03) for the three month period ended
September 30, 1999 and $(345,438) and $(.09) for the six month period ended September 30, 1999. Diluted loss per common share was $(.04) and $(.04) for the three and six month periods ended September 30, 1999 as compared to diluted loss per share of $(.03) and $(.09) for the three and six month periods ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's working capital position was $(351,258). Cash flow used in operations was $(180,124) for the six months ended September 30, 2000, as compared to $(144,087) for the six months ended September 30, 1999. The majority of the Company's cash flow from operations during the first and second quarters of fiscal 2001 was used make normal payments on operating expenses and capital lease obligations. It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions were $315 during the three and six-month periods ended September 30, 2000.

Debt and capital lease payments were $(61,484) for the six-month period ended September 30, 2000. Borrowing on the line of credit, net of payments, was $100,000 for the six-month period ended September 30, 2000. The borrowing on the line of credit was used to cover the deficit in cash flow generated from operations noted above.

                                     9 of 11

The timing of the Company's production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that litigation may settle before trial. Although the sales volume for the first six months of fiscal 2001 is comperable to the same period in fiscal year 2000, total operating costs for the first six months of fiscal 2001 decreased 24% over the same period in fiscal year 2000. The aggressive cost management measures, coupled with a consistent increase in the number of jobs closed by the sales consultants during the first two quarters of fiscal 2001 has resulted in better overall financial performance for fiscal 2001 and compared to fiscal 2000. The backlog continues to grow as more potential jobs are identified and closed by the sales consultants. Management believes that sales volumes are expected to range between $650,000 and $850,000 for the remaining quarters of fiscal year 2001, with an anticipated sales volume of between $2,8000,000 and $3,000,000. This volume should allow the Company to generate a modest operating profit of 3% to 5%. Management is monitoring operating costs and making the necessary adjustments to allow the Company to continue to be in a profitable position during fiscal year 2001 and meet operating cash flow requirements and debt service obligations. Management also continues to pursue development of alternative revenue sources from other industries and alliances that can benefit from the many artistic and creative resources within the Company. In addition, the Company is considering introducing an Internet software product based upon the VuPoint presentation system. To finance the development of this new product, management is considering alternative funding sources including venture capital and a possible secondary offering.

PART II  Other information.

Item 1.  Legal proceedings.

         Not applicable.

Item 2.  Changes in securities.

         Not applicable.

Item 3.  Defaults upon senior securities.

         Not applicable.

Item 4.  Submission of matters to a vote of security holders.

         The Annual Meeting of Shareholders of the Corporation was held at the corporate offices on September 22, 2000. The following individuals were elected to serve as directors of the corporation:

                                                            Shares Voted
       Name                      Shares Voted For        Withhold Authority
-------------------------------------------------------------------------------
    Steven H. Cohen               1,832,925                          4,900
    Alan Treibitz                 1,832,425                          4,900
    Marilyn T. Heller             1,832,425                          4,900
    Marvin A. Davis               1,828,645                          4,900
    James E. Pacotti, Jr.         1,828,645                          4,900

Item 5.  Other information.

         Not applicable.

Item 6.  Exhibits and reports on Form 8-K.

         (a) No exhibits.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                    10 of 11

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION


By: :   /s/ Alan Treibitz

         Alan Treibitz
         President

Date: November 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven H. Cohen              Director, Chief Executive Officer
---------------------------                             November 14, 2000
       Steven H. Cohen

   /s/ Alan Treibitz             Director, President, Treasurer,
 -------------------              Chief Financial Officer, Principal
       Alan Treibitz              Accounting Officer     November 14, 2000



                                    11 of 11