Form 10QSB
period 2000-12-31
Z AXIS CORP
filed 2001-02-20
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000.

Commission file number 0-11284

                               Z-Axis Corporation
-------------------------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Colorado                                    84-0910490
-------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              of organization)

7395 East Orchard Road, Suite A-100
Greenwood, Colorado                                            80111-2509
-------------------------------------------------------------------------------------------------
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
Yes [ X ] No [    ]

The number of common shares outstanding as of December 31, 2000: 3,825,000

                                    CONTENTS

PART I         Financial Statements.

               Item 1.Condensed Balance Sheet as of December 31, 2000.

                      Condensed Statements of Operations, three and nine month periods ended December 31, 2000 and 1999.

                      Condensed Statements of Cash Flows, nine month periods
                      ended December 31, 2000 and 1999.

                      Notes to Condensed Financial Statements.

               Item 2.Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.

PART II Other Information.

               Item 1.Legal proceedings.

               Item 2.Changes in securities.

               Item 3.Defaults upon senior securities.

               Item 4.Submission of matters to a vote of security holders.

               Item 5.Other information.

               Item 6.Exhibits and reports on Form 8-K.

SIGNATURES

PART I  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

                                                                    December 31,
                                                                        2000
                                                                    (Unaudited)
                                                                    -----------

Assets
Current assets:
     Cash ...................................................       $    36,802
     Trade accounts receivable ..............................           555,020
     Other current assets ...................................            25,119
                                                                    -----------
        Total current assets ................................           616,941
                                                                    -----------
Property and equipment, at cost .............................         1,518,602
Accumulated depreciation ....................................        (1,377,434)
                                                                    -----------
        Net property and equipment ..........................           141,168
                                                                    -----------

Capitalized software development costs, net .................            98,170
Other assets ................................................            10,732
                                                                    -----------

     Total assets ...........................................       $   867,011
                                                                    ===========

Liabilities and stockholders' equity
Current liabilities:
     Line of Credit .........................................       $   500,000
     Accounts payable .......................................            68,217
     Accrued expenses .......................................           130,325
     Customer deposits ......................................            11,000
     Current portion of long-term obligations ...............            45,758
                                                                    -----------
        Total current liabilities ...........................           755,300
                                                                    -----------
Long-term obligations .......................................            19,596
Stockholders' equity:
     Common stock ...........................................             3,825
     Additional paid in capital .............................         1,446,671
     Retained earnings (deficit) ............................        (1,358,381)
                                                                    -----------
        Total stockholders' equity ..........................            92,115
                                                                    -----------

     Total  liabilities and stockholders' equity ............       $   867,011
                                                                    ===========

See notes to condensed financial statements.

Condensed Statements of Operations
                                                                     Three months ended             Nine months ended
                                                                         December 31,                  December 31,
                                                                --------------------------    --------------------------
                                                                   2000           1999           2000            1999
                                                                       (Unaudited)                   (Unaudited)
                                                                -----------    -----------    -----------    -----------

Net sales ...................................................   $   887,516    $   438,035    $ 2,093,393    $ 1,660,283
Operating expenses:
      Production ............................................       281,003        273,492        789,935        940,293
      Research and development ..............................        22,670         26,365         64,071         89,595
      General and administrative ............................       173,389        176,785        487,649        542,678
      Marketing .............................................       183,186        220,644        511,010        690,005
      Depreciation ..........................................        41,741         68,443        150,472        218,400
      Amortization of prior year's software development costs         3,361          7,599         10,099         14,589
                                                                -----------    -----------    -----------    -----------
         Total operating expenses ...........................       705,350        773,328      2,013,236      2,495,560
                                                                -----------    -----------    -----------    -----------
Income (loss) from operations ...............................       182,166       (335,293)        80,157       (835,277)
Other (expense) income, net: ................................       (11,872)       (12,013)       (45,303)       (27,467)
                                                                -----------    -----------    -----------    -----------
Income (loss) before income taxes ...........................       170,294       (347,306)        34,854       (862,744)
Income tax (expense) benefit ................................         3,821        114,000          3,821        284,000
                                                                -----------    -----------    -----------    -----------

Net income (loss) ...........................................   $   174,115    $  (233,306)   $    38,675    $  (578,744)
                                                                ===========    ===========    ===========    ===========

Income (loss) per common share of stock:
                                                 Basic ......   $      0.05    $     (0.06)   $      0.01    $     (0.15)
                                                 Diluted ....   $      0.05    $     (0.06)   $      0.01    $     (0.15)
                                                                ===========    ===========    ===========    ===========

Weighted average number of common shares
      outstanding during the period
                                                 Basic ......     3,825,000      3,805,000      3,825,000      3,805,000
                                                 Diluted ....     3,825,000      3,805,000      3,825,000      3,805,000
                                                                ===========    ===========    ===========    ===========

See notes to condensed financial statements.

Condensed Statements of Cash Flows

                                                    Nine months ended December 31,
                                                      --------------------------
                                                          2000          1999
                                                      (Unaudited)
                                                      -----------    -----------
Cash flows from operations:
Net cash (used in) provided by operations .........   $   (33,569)   $   (60,015)
                                                      -----------    -----------
Cash flows from investing activities:
     Purchase of property and equipment ...........        (6,532)       (31,636)
                                                      -----------    -----------
Net cash used in investing activities .............        (6,532)       (31,636)
                                                      -----------    -----------
Cash flows from financing activities:
     Borrowings on line of credit .................       225,000      1,430,000
     Payments on line of credit ...................      (125,000)    (1,235,000)
     Debt and capital lease payments ..............       (86,971)      (102,106)
     Proceeds from exercise of stock options ......         2,500           --
                                                      -----------    -----------
Net cash provided by (used in) financing activities        15,529         92,894
                                                      -----------    -----------

Net increase (decrease) in cash ...................       (24,572)         1,243
Cash , beginning of period ........................        61,374         25,867
                                                      -----------    -----------
Cash, end of period ...............................   $    36,802    $    27,110
                                                      ===========    ===========

See notes to condensed financial statements.

Notes to Condensed Financial Statements.

Note 1.  Interim Financial Information

The  accompanying  Condensed  Balance  Sheet  at  December  31,  2000,  Condensed  Statements  of
Operations  for the three and nine month periods ended  December 31, 2000 and 1999 and Cash Flows for the nine month periods ended December 31, 2000 and 1999,  should be read in conjunction  with the  Company's  financial  statements  and  notes for the years  ended  March 31,  2000 and 1999.
These  condensed  financial   statements  contain  all  adjustments  that  management   considers
necessary for fair  presentation.  Results for interim periods are not necessarily  indicative of results for a full year.

Note 2.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                                                  December 31,
                                                                      2000
                                                                    --------

Trade accounts receivable .......................................   $610,638
Less allowance for bad debt .....................................     55,618
                                                                    --------

Trade accounts receivable, net ..................................   $555,020
                                                                    ========

Approximately  27% and 34% of the  Company's  trade  receivables  were  due  from  two  different customers at December 31, 2000.

Note 3.  Debt

Long-term debt consists of the following:

                                                                  December 31,
                                                                      2000
                                                                     -------

Capital lease obligations .......................................    $65,354
Less current portion ............................................     45,758
                                                                     -------

Long term capital lease obligations .............................    $19,596
                                                                     =======

The Company leases certain  production and office  equipment  under the terms of capital  leases.
The capitalized  value of the leased equipment was  approximately  $416,000 at December 31, 2000.
The related  accumulated  depreciation  was  approximately  $356,000 at December 31, 2000.  These
amounts  are  combined  with  similar   equipment  in  the   accompanying   condensed   financial
statements.  Lessors have a security interest in all equipment classified as a capital lease.

The  Company  maintains  a line of credit in the amount of $500,000  with a bank,  which  matured
October 2000. If drawn upon,  the  indebtedness  bears interest at the bank's prime rate plus two percent per annum (10.5% at December 31, 2000).  The  Company's  accounts  receivable  secure any amounts  drawn under the line of credit.  As of December  31,  2000 the balance  outstanding  was
$500,000.  Management  expects  that the  terms  and  conditions  of the line of  credit  will be renegotiated and it is probable that the outstanding balance will be refinanced as a term note.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  accompanying  Condensed  Balance Sheet as of December 31, 2000 and  Condensed  Statements of
Operations  and Cash Flows for the three and nine month periods ended  December 31, 2000 and 1999 should be read in  conjunction  with the Company's  financial  statements and notes for the years ended March 31, 2000 and 1999.  These  condensed  financial  statements  contain all  adjustments that management  considers  necessary for fair presentation.  Results for interim periods are not necessarily  indicative of results for a full year.  Except where otherwise noted,  references to periods  are to  periods  of  fiscal  years  ended  March 31 of the year  stated.  The  financial statements  and  accompanying  10-Q  narrative has not been  reviewed by the Company's  certified public accounting firm.

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

RESULTS OF OPERATIONS

Net Sales

Net  sales for the three and  nine-month  periods  ended  December  31,  2000 were  $887,516  and
$2,093,393,  respectively.  Net sales for the corresponding  periods ended December 31, 1999 were
$438,035  and  $1,660,283,  respectively.  The  increase  in sales for the  three and nine  month periods  ended  December 31, 2000 as compared to the  corresponding  periods  ended  December 31,
1999 were 102% and 26%  respectively.  Management  believes that the increase in revenues  during the current  quarter and fiscal year is due to more jobs becoming  active off of the backlog that was  established  during the end of the  previous  fiscal year and the first two  quarters of the current fiscal year.  Management  anticipates that the fiscal year 2001 fourth quarter sales will exceed the same  period of the prior  fiscal  year due to the  continued  increase in the backlog level.

Operating Income and Expenses

Income from  operations  was  $182,166  and $80,157 for the three and  nine-month  periods  ended
December  31,  2000.  (Loss)  income  from  operations  was  $(335,293)  and  $(835,277)  for the corresponding  three and nine month  periods ended  December 31, 1999.  The increase in operating income during the three and nine month  periods  ended  December 31, 2000 as compared to the same periods of fiscal  1999 was due to the 102% and 26%  increase in  revenues  noted  above  coupled with lower  overall  expense  levels as a  percentage  of revenue as compared to the prior fiscal year.  Operating  expenses  were 19%  lower  for the  nine  months  ended  December  31,  2000 as compared to the same period in the prior  fiscal year  resulting  in a higher level of profit for the first three quarters of the current fiscal year.

Production Expenses

Production  expenses  were  $281,003  and  $789,935 for the three and  nine-month  periods  ended
December  31, 2000 as compared to $273,192  and  $940,293  for the three and  nine-month  periods ended December 31, 1999.  These results  represent an increase of 3% for the  three-month  period ended  December 31, 2000 and a decrease of 16% for the nine month period ended  December 31, 2000 as compared  to the three  months and nine  months  ended  December  31,  1999.  The year to date decrease  was  primarily  due to the  decrease  in  contract  labor  utilized  for the  period as compared  to the prior  fiscal  year,  as well as a decrease  in  production  overhead  expenses.
Production  overhead  expenses are  expected to remain at the same levels for the fourth  quarter of fiscal 2001.

Research and Development Expenses

Research and development  expenses were $22,670 and $64,071 for the three and nine-month  periods ended December 31, 2000 as compared to $26,365 and $89,595 for the three and  nine-month  periods ended  December 31,  1999.  These  results  represent a decrease of 14% and 28% for the three and nine-month  periods  ended  December 31, 2000 as compared to the same periods of the prior fiscal year.  The  decrease  was due to  personnel  attrition  during  fiscal  year 2000.  Research  and development  costs are  incurred  as the  Company  continues  to refine and  enhance  the VuPoint system.  Management  considers  VuPoint to have long-term revenue potential and plans to complete the next version  release of the product  during the fourth  quarter of fiscal  2001.  Management expects to review  VuPoint in the next fiscal year for  opportunities  to develop the product for additional  uses within the  litigation  industry  and  potential  other  markets.  Research  and development  expenses are expected to continue at their current level through the fourth  quarter of the current fiscal year.

General and Administrative Expenses

General and  administrative  expenses  were  $173,389 and  $487,649 for the three and  nine-month periods  ended  December  31,  2000 as  compared  to  $176,785  and  $542,678  for the  three and nine-month  periods ended  December 31, 1999.  These  results  represent a decrease of 2% and 10%
for the three and  nine-month  periods ended December 31, 2000 as compared to the same periods of
the  prior  fiscal  year.   The  decrease  is  due  to  tighter   management  of  general  office
expenditures  as well as decrease in  accruals  for bad debt  reserves.  A  historical  review of accounts  receivable  write-offs as compared to the allowance for bad doubtful  accounts  balance allowed the Company to decrease the monthly  reserves  for these  potential  write-offs.  General and  administrative  expenses are  expected to remain at the same level in the fourth  quarter of fiscal 2001.

Marketing Expenses

Marketing  expenses  were  $183,186  and  $511,010  for the three and  nine-month  periods  ended
December  31, 2000 as compared to $220,644  and  $690,005  for the three and  nine-month  periods ended  December 31,  1999.  These  results  represent a decrease of 17% and 26% for the three and nine-month  periods  ended  December 31, 2000 as compared to the same periods of the prior fiscal year. The decrease in expense is due to the  discontinuation  of the "Concept 2" marketing effort in the fourth  quarter of fiscal  2000,  accordingly,  these costs were not incurred in the first three  quarters of fiscal 2001.  This effort began in the first  quarter of fiscal 2000 and was a separate  marketing  plan aimed at  development  of  alternative  markets  into which the Company could  potentially  sell  animation and  information  consulting  services.  The Company does not expect to engage in further  efforts to develop  "Concept  2," but rather  focus on  expansion of the current  market and customer  base through Core  Business  Services and VuPoint  products and consulting.  The  decrease in marketing  expenses is also due to lower  travel,  advertising  and brochure  printing  expenditures  during the first nine months of fiscal year 2001 as compared to the prior year.  Marketing  expenses  are  expected to remain at the current  level in the fourth quarter of fiscal 2001.

Depreciation Expense

Depreciation  expenses  were  $41,741 and  $150,472 for the three and  nine-month  periods  ended
December  31,  2000 as  compared to $68,443 and  $218,400  for the three and  nine-month  periods ended  December  31,  1999.  The  decrease  was  expected  as 85% of the fixed  assets  are fully depreciated.  The Company's  fixed assets  consist of a significant  amount of computer and other production  equipment  that is  depreciated  using  the  straight-line  method  over two to three years.  Due to the  nature of the  technology  and the rapid  changes  that are made to  computer and  production  systems,  the useful  lives for  depreciation  purposes  on this  equipment  are
relatively   short.   The  Company  plans  to  purchase   approximately   $10,000  in  additional
production equipment during the fourth quarter of fiscal 2001.

Amortization of software development costs

Amortization  expense related to capitalized  software  development  costs was $3,361 and $10,099 for the three and  nine-month  periods ended  December 31, 2000 as compared to $7,599 and $14,589 for the three and  nine-month  periods  ended  December  31, 2000.  The decrease in  amortization expenses  for the third  quarter of fiscal 2001 as  compared to the third  quarter of fiscal 2000 was  due  to  decrease  in  VuPoint  revenue  for  the  same  periods.  Amortization  expense  is calculated as a percentage of VuPoint revenue.

Other Expense

Other expense was $11,872 and $45,303 for the three and  nine-month  periods  ended  December 31,
2000 as compared to $12,013 and $27,467 for the three and  nine-month  periods ended December 31,
1999.  Interest  expense for the  three-month  period ended  December 31, 2000 as compared to the same period in the prior year was  consistent.  The  increase  of 64% for the nine month  periods ended  December 31, 2000 as compared to the same period ended  December 31, 1999 is due to higher interest costs associated with the outstanding balance on the line of credit.

Income Tax Expense

Income tax benefit was $3,821 for the three and  nine-month  periods  ended  December 31, 2000 as compared to income tax expense of $114,000  and  $284,000  for the three and  nine-month  periods ended  December 31, 1999.  An income tax provision is not  anticipated  to be recorded for fiscal year 2001  because the  Company has  approximately  $1,470,000  in federal  income tax loss carry forwards  that expire in the years 2001 through  2020.  The benefit was the result of a refund of state taxes paid in the prior fiscal year.

Net Income

Net income and basic  income per share was  $174,115  and $.05 for the three month  period  ended
December  31,  2000 and $38,675  and $.01 for the nine month  period  ended  December  31,  2000.
These  results  are  compared to net loss and basic loss per share of  $(233,306)  and $(.06) for the three month  period  ended  December  31, 1999 and  $(578,744)  and $(.15) for the nine month period  ended  December  31,  1999.  Diluted  income per  common  share was $.05 and $.01 for the three and nine month  periods  ended  December  31, 2000 as compared to diluted loss per share of
$(.06) and $(.15) for the three and nine month periods ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000,  the Company's  working  capital  position was  $(138,359),  an increase of
$103,812  during  the  current  quarter.  The  increase  was due to the higher  receivables  as a result of increased sales levels,  coupled with lower accounts payable  balances.  Cash flow used in  operations  was  $(33,569)  for the  nine-months  ended  December  31,  2000,  as compared to
$(60,015) for the  nine-months  ended  December 31, 1999. The majority of the Company's cash flow from  operations  during the first three months of fiscal 2001 was used to purchase new equipment and  make  normal  payments  on  capital  lease  obligations.  Management  plans  to  investigate alternative  financing sources to possibly  supplement the Company's current credit and borrowing agreements.  It is  management's  opinion that through cash  management  and other such measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital  additions were $6,307 and $6,622 during the three and nine-month  periods ended December
31, 2000.  These purchases were primarily for production equipment.

Debt and capital lease payments were $(86,971) for the nine month period ended December 31,
2000. Borrowing on the line of credit, net of payments, was $100,000 for the nine-month period ended December 31, 2000.  The borrowing on the line of credit was used to cover the deficit in cash flow generated from operations noted above.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that litigation may settle before trial. Sales volume for the first nine months of fiscal 2001 is 26% higher than the same period in fiscal year 2000 and total operating costs for the first nine months of fiscal 2001 decreased 18% over the same period in fiscal year 2000.  The aggressive cost management measures, coupled with a consistent increase in the number of jobs closed by the sales consultants during the first three quarters of fiscal 2001 has resulted in better overall financial performance for fiscal 2001 and compared to fiscal 2000.  The backlog continues to grow as more potential jobs are identified and closed by the sales consultants.  Management believes that sales volumes are expected to range between $650,000 and $750,000 for the fourth quarter of fiscal year 2001, with an anticipated sales volume of between $2,7000,000 and
$2,800,000.  This volume should allow the Company to generate a modest operating profit of 3%
to 5%.  Management is monitoring operating costs and making the necessary adjustments to allow the Company to continue to be in a profitable position during fiscal year 2001 and 2002 and meet operating cash flow requirements and debt service obligations.  Management also continues to pursue development of alternative revenue sources from other industries and alliances that can benefit from the many artistic and creative resources within the Company.

PART II Other information.

Item 1.  Legal proceedings.

        Not applicable.

Item 2.  Changes in securities.

        Not applicable.

Item 3.  Defaults upon senior securities.

        Not applicable.

Item 4.  Submission of matters to a vote of security holders.

        Not applicable.

Item 5.  Other information.

        Not applicable.

Item 6.  Exhibits and reports on Form 8-K.

        (a) No exhibits.

        (b) No reports on Form 8-K have been filed during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the Securities  Exchange Act of 1934 the
registrant has duly caused this report to be signed on its behalf by the  undersigned,  thereunto duly authorized.

Z-AXIS CORPORATION

By: :   /s/ Alan Treibitz
         Alan Treibitz
         President

Date: February 19, 2001

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, as amended,  this report has  been  signed  below  by  the  following  persons  on  behalf  of the  registrant  and in the capacities and on the dates indicated.

/s/ Steven H. Cohen                         Director, Chief Executive Officer   February 19, 2001
       Steven H. Cohen

   /s/ Alan Treibitz                        Director, President, Treasurer,
       Alan Treibitz                                Chief Financial Officer, Principal
                                                    Accounting Officer                 February 19, 2001