Form 10KSB
period 2001-03-31
Z AXIS CORP
filed 2001-07-16
CIK 723928

                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2001.

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

The   registrant's   common  stock  trades  on  the   electronic   bulletin   board  of  the
Over-the-Counter  market under the trading  symbol  "AXIS".  The  aggregate  market value of the registrant's  voting stock held by non-affiliates of the registrant as of March 31, 2001 was $191,250.  The  aggregate  market value was  calculated  based upon the number of shares held by  non-affiliates  on March 31,  2001 and the price at which the  registrant's  common stock  traded on June 13,  2001 the last date on which the  registrant  had  knowledge  of a public trade prior to filing this report.

The number of common shares outstanding as of March 31, 2001: 3,825,000.

Documents incorporated by reference:

Title of Document                                                       Part of Form 10-K

Proxy Statement to shareholders to be filed by July 29, 2001                     Part III

Annual Report to shareholders for the fiscal year ended March 31, 2001           Parts II and IV

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

PART I

Item 1.  Business

Z-Axis  Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 16, 1983. The principal  business and industry  segment in which the Company operates
is  the  development  and  production  of   computer-generated   video  graphics  and  other
presentation  materials.  The Company conducts its business primarily from one location, its corporate office and production facility located in metropolitan  Denver,  Colorado.  During fiscal  year 2001 and 2000,  the  Company  also had sales  consultants  located in  Chicago,
Illinois,  Los  Angeles,  California  and New York  City,  New York.  The  Company  operates within only one industry segment.

The Company was formed for the purpose of providing video graphic  presentation  services in the  litigation  services  industry for  commercial  and  government  customers.  Litigation support  customers are primarily law firms and  corporations  located  throughout the United
States.  During  fiscal years 2001 and 2000 sales were derived from the  litigation  support field.  The Company has  increasingly  developed its marketing  strategies in this field and expects  that the core  business  revenues  will  continue  to be  focused  on this  market.
Management is also  exploring  other  markets that could benefit from the core  technologies and expertise  developed in the litigation  support field.  Although certain  customers from time to time may each provide more than 10% of the Company's net sales,  it is not dependent upon any group of customers.  Three customers  together  accounted for 38% of total sales in fiscal 2001 as compared to one customer that accounted for 33% of sales in fiscal 2000.

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
During the past five fiscal years the Company designed and developed an advanced  electronic courtroom  presentation  system  consisting  of  proprietary  software in  combination  with
off-the-shelf  hardware.  The  system  has  been  named  "VuPoint".   The  Company  received
trademark  protection  of the name and has patent  protection  for a portion of the software technology.  VuPoint was introduced to the  litigation  market in early 1997. It is designed for use by trial teams,  outside counsel and in-house  attorneys.  The Company  considers it to have significant  long-term revenue  potential and will continue further  developments in the  foreseeable  future.  During  fiscal  years ended March 31, 2001 and 2000,  the Company earned  $212,926  and  $251,421,  respectively,  in revenue  from  rental and service of the
VuPoint  system.  During fiscal 2001 and 2000,  the Company  amortized  $21,227 and $24,638, respectively,  in related software  development  costs that were  capitalized  during fiscal year ended March 31, 1999.

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

At March 31, 2001 and 2000,  the  Company had a backlog of orders for its video  services in the amounts of approximately  $2,217,000 and $2,304,500,  respectively.  Management believes that the  backlog  will stay at these  levels in the  second  and third  quarters  of fiscal
2002.  Although the Company had  agreements  to perform  services in these  amounts,  in the case of litigation  support  services,  the  agreements may be canceled or modified for such reasons as  pre-trial  settlement  of the case  being  litigated  or a  decision  to use the
Company's  services  to a greater or lesser  extent  than  originally  anticipated.  Federal government contracts may be terminated at any time at the option of the government.

At March 31, 2001,  the Company had 21 regular  full-time  employees  and  approximately  15 temporary  employees.  In  addition,  there  is an  adequate  base of  local  well-qualified independent  contract  personnel  that the Company  employs from time to time as  production demands require.

Item 2.  Properties

The Company's  current  headquarters and production  facility are located in a business park in the southern suburbs of Denver,  Colorado.  It leases two spaces from unaffiliated  third parties.  The terms of the leases are five-year  and three- year  periods;  both expiring on
July 31,  2001.  In  December  2000,  management  elected  to renew the lease and extend the terms for an  additional  60 months,  ending July 31, 2006.  The Company also has offices in
Illinois and New York, which are rented under  short-term  agreements.  Management  believes that the facilities are adequate for the Company's operations.

Item 3.  Legal proceedings

Not applicable.

Item 4.  Submission of matters to a vote of security holders

No matters were  submitted to a vote of security  holders  during the fourth  quarter of the fiscal year.

PART II

Item 5.  Market of registrant's common stock and related stockholder matters

The number of holders of record of the  Company's  common stock as of March 31, 2001 was 425 as reported by the transfer agent.  This number does not include an  undetermined  number of stockholders whose stock is held in "street" or "nominee" name.

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

                                                Bid                          Ask
                                     -------------------------------------------------------
--------------------------------------------------------------------------------------------
                                            High        Low                High        Low
--------------------------------------------------------------------------------------------
Fiscal year ended March 31, 2001:
  First quarter                            $0.3750    $0.1250             $0.4375    $0.1250
  Second quarter                           $0.1875    $0.1250             $0.1875    $0.1250
  Third quarter                            $0.1875    $0.1250             $0.3125    $0.1250
  Fourth quarter                           $0.1250    $0.0625             $0.1563    $0.1250
--------------------------------------------------------------------------------------------
Fiscal year ended March 31, 2000:
  First quarter                             $0.2500    $0.1875             $0.4375    $0.3750
  Second quarter                           $0.1875    $0.1563             $0.3750    $0.1875
  Third quarter                            $0.2188    $0.1250             $0.3750    $0.1875
  Fourth quarter                           $0.6250    $0.1250             $0.8125    $0.2500

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.
--------------------------------------------------------------------------------------------

Item 6.  Management's discussion and analysis of financial condition and results of operations

Management's  Discussion  and Analysis of Financial  Condition  and Results of Operations on
pages 18 through 23 of the Annual  Report to  shareholders  for the fiscal  year ended March
31, 2001 is incorporated herein by reference.

Item 7.  Financial statements and supplementary data

The financial statements included on pages 3 through 17 of the Annual Report to shareholders for the fiscal year ended March 31, 2001 are incorporated herein by reference.

Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure

None.

PART III

Item 9.  Directors and officers of the registrant

The  information  contained in Z-Axis  Corporation's  Proxy  Statement to shareholders to be filed by July 29,  2001,  with  respect to  directors  and  officers of the  registrant,  is incorporated herein by reference.

Item 10.  Executive compensation

The  information  contained in Z-Axis  Corporation's  Proxy  Statement to shareholders to be filed by July 29, 2001, with respect to executive  compensation,  is incorporated  herein by reference.

Item 11.  Security ownership of certain beneficial owners and management

The  information  contained in Z-Axis  Corporation's  Proxy  Statement to shareholders to be filed by July 29, 2001, with respect to security  ownership of certain beneficial owners and management, is incorporated herein by reference.

Item 12.  Certain relationships and related transactions

The  information  contained in Z-Axis  Corporation's  Proxy  Statement to shareholders to be filed by July 29, 2001, with respect to certain relationships and related  transactions,  is incorporated herein by reference.

Item 13.  Exhibits, financial statement schedules and reports on Form 8-K

(a)  The following documents are incorporated by reference:

     1.  Financial Statements:

            Reports of Independent Certified Public Accountants

            Balance Sheets - March 31, 2001

            Statements of Income - Years ended March 31, 2001 and 2000

            Statements of Cash Flows - Years ended March 31, 2001 and 2000

            Statements of Stockholders' Equity - Years ended March 31, 2001 and 2000

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
        (Chief Executive Officer)

Date
    -----------------------

Pursuant to the  requirements  of the  Securities  Exchange  Act of 1934,  as amended,  this report has been signed below by the  following  persons on behalf of the  registrant  and in the capacities and on the dates indicated.

/s/ Alan Treibitz               Director, Chief Executive Officer, Treasurer
    Alan Treibitz               Chief Financial Officer, Principal
                                Accounting Officer

/s/ Marilyn T. Heller           Director, Secretary
    Marilyn T. Heller

         Z-AXIS CORPORATION
  Selected Financial Data

                                                  Years ended March 31,
                                     -------------------------------------------------------
                                          2001          2000          1999           1998
--------------------------------------------------------------------------------------------

  Net sales                            $3,030,318    $2,283,277    $3,748,053     $3,894,627
  Income (loss) from operations           171,041      (925,843)       67,296        113,111
  Income (loss) before
  extraordinary items
     and cumulative effect of change
     in accounting for income taxes       113,958      (960,571)       26,809         87,258
  Net income (loss)                       113,958    (1,087,393)       14,439         53,403
  Total assets                          1,151,129       807,556     1,765,326      1,927,628
  Long-term debt and capital
     lease obligations                      7,855        45,379       131,102        114,585
  Stockholders' equity                    167,399        50,941     1,138,334      1,121,395
  Working capital                         (56,475)     (307,691)      502,023        616,315
  Net income per common share:
      Basic                                 $0.03        ($0.29)        $0.00          $0.01
      Diluted                               $0.03        ($0.29)        $0.00          $0.01
  Weighted average number of  common
      shares outstanding during the
      period:
      Basic                             3,817,932     3,805,000     3,800,726      3,775,411
      Diluted                           3,838,199     3,805,000     3,850,216      3,779,458
  Cash dividends                              --            --            --             --
--------------------------------------------------------------------------------------------

Management's discussion and analysis of financial condition and results of operations

The  following  discussion  should  be read in  conjunction  with  the  Company's  financial statements  and notes for the fiscal  years  ended  March 31,  2001 and 2000.  Except  where otherwise noted, references to years are to fiscal years ending March 31 of the year stated.

Results of operations

Net sales

During fiscal years 2001 and 2000 sales were derived  primarily from the litigation  support field.  The Company has  increasingly  developed its marketing  strategies in this field and expects  that the core  business  revenues  will  continue  to be  focused  on this  market.
Management is also  exploring  other  markets that could benefit from the core  technologies and expertise  developed in the  litigation  support field.  Net sales  increased 33% during
2001.  This followed a decrease of 39% during 2000. The increase  during 2001 was the result of sales  consultants  making  significant  progress  in closing  jobs  where the  Company's
services  could  be  utilized  at  an  earlier  stage  of  the  trial   process.   This  has
significantly  increased the revenue  opportunities and resulted in billable work started on jobs much sooner than in previous years.  Cost  management  measures are also in place aimed at decreasing  overhead  expenses,  as well as effective  utilization  of contract  labor on revenue  producing  activities.  The  decrease in revenues  during  fiscal 2000 was due to a slow down in the general  business  services  that  support the  litigation  industry.  This trend  started to improve in the first  quarter of fiscal  2001.  Three  customers  together accounted for 38% of total sales in 2001 as compared to one customer that  accounted for 33%
of sales in 2000.  The  percentage  of sales for any one  customer  during a fiscal year can vary  greatly  depending  upon the number of jobs or  magnitude  of the dollar  value of the projects  from that  customer.  Although the Company  does have  several  firms that provide repeat business,  the sales focus is on developing  relationships  with many different firms throughout  the  country in order to expand the base of  potential  jobs  arising out of the litigation  industry.  The Company's  on-going  operations and business are not dependent on any customer and are not materially impacted by the effects of inflation.

In fiscal years 2001 and 2000 the Company  continued with the strategic  alliance  formed in
1999 with Ann Cole Opinion  Research and Analysis  (ACORA).  ACORA works with  attorneys and experts in refining their  presentations or testimony in court, and ACORA provides  analysis on how these  communications  will be perceived by various jurors.  By combining talents and resources,  Z-Axis  and  ACORA  provide  solutions  to  customer  communication  challenges.
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

The continued  investment of funds into  research and  development,  expansion of the market share in the litigation  support field and  exploration of additional  market  opportunities are also high  management  priorities.  The  Company's  ability  to  maintain  an  effective marketing  program,  expand its market share in the  near-term  and establish new markets in the  long-term,  may  have an  effect  on its  future  financial  position  and  results  of operations.  During fiscal years 2001 and 2000, the Company  decreased its  expenditures for marketing  and  advertising  efforts.  In  order  to  continue  to  maintain  the  Company's leadership  position in the litigation  support market,  management expects that advertising and  marketing  expenses will increase  during  fiscal year 2002.  Management  considers the expenses  associated with development and maintenance of the VuPoint  software  presentation system, as well as expansion of the marketing program, necessary for future growth.

Operating expenses

For the years ended March 31, 2001 and 2000,  total  operating  expenses were $2,859,277 and
$3,209,120, respectively,  representing 94% and 140% of net sales resulting in income (loss)
from  operations of $171,041 and  $(925,843).  Operating  expenses  decreased in fiscal year
2001 by  $349,843,  which  represents  an 11%  decrease  as  compared  to  fiscal  year 2000 operating  expenses.  The decrease in 2001 was due to general cost reduction measures in all departments,  improved  management of contract labor costs and discontinuance of the Concept
2 division  in the last  quarter of fiscal  2000,  resulting  in no costs for this  division during fiscal 2001.  Labor  expense  continues to be the most  significant  of the Company's operating costs during 2001 and 2000.  During the years 2001 and 2000 employee  compensation and benefit costs accounted for approximately 69% and 64%, respectively,  of total operating expenses.  The increase in  compensation  costs for 2001 was primarily due to an increase in the contract labor  utilization as a result of the increase in revenue  levels.  The Company did not add regular  full-time  staff personnel to the production  department  during fiscal
2001, but rather  utilized  contract labor to manage the production  personnel  needs during months of increased  revenues.  Management  believes that the Company's  staffing levels and production capacity are sufficient to maintain current and anticipated  near-term production levels.

Production   expenses  were   $1,157,336  for  2001  as  compared  to  $1,186,705  for  2000 representing  a  decrease  of 2%.  Production  costs  for  direct  contract  labor and other billable  expenses will vary directly  with sales levels.  Production  costs as a percentage of sales were 38% for 2001 and 52% for 2000. The decrease in production  costs during fiscal
2001  were due to a  decrease  in  personnel  costs  as a  percentage  of sales  and well as decreases in  non-personnel  costs primarily  supplies and service  contracts for production equipment.  Over  the past  several  years,  the  Company  has  increasingly  employed  more contract  artists to produce the core business and VuPoint service  revenues.  This strategy is used to manage more  effectively  the cost of labor,  as monthly  revenue levels can vary significantly.  In addition,  the production  department has  compensation and benefit costs for core staff employees including artists,  producers and managers.  These core staff costs do not vary as directly as contract labor costs with sales revenue volume.

Research and  development  costs  decreased  21% during 2001 as compared to 2000.  The total research and  development  costs were  $88,481 in 2001 as compared to $111,909 in 2000.  The overall decrease in costs for 2001 was due to a decrease in professional  fees for legal and patent application  process.  During 1999, $146,873 was capitalized as software  development costs in accordance  with Statement of Financial  Standard No. 86. There were no capitalized costs  in 2001 or 2000 as the  costs  incurred  during  these  periods  were  for  continued
maintenance of the product and did not require  significant levels of labor. The capitalized costs in 1999 represented a significant  change to VuPoint that resulted in a new version of the software that became  available  for sale January 1, 1999.  During fiscal years 2001 and
2000, $21,227 and $24,637,  respectively,  in amortization of the capitalized software costs were  recorded.  The Company  received  trademark  protection of the "VuPoint" name and also received  patent  protection  for a portion of the software  code. It is a  state-of-the-art exhibit  management  and  presentation  system for use by trial teams,  outside  counsel and in-house  attorneys.  The Company  considers  VuPoint to have significant  long-term revenue potential and will continue  further  maintenance of the product in the foreseeable  future.
The product  fulfills a need in the  marketplace,  particularly  in presenting  exhibits for document-intensive cases.

General and  administrative  expenses  were $706,289 in 2001 as compared to $722,428 in 2000 representing a decrease of 2%. General and administrative  expenses  represented 23% and 32%
of sales for 2001 and 2000.  Through  cost  management  measures,  the  Company  was able to maintain comparable levels for general and administrative  costs,  including executive costs to support an increase in sales revenues during fiscal 2001 as compared to fiscal 2000.

Marketing expenses were $705,033 in 2001 as compared to $752,920 in 2000 representing a decrease of 6%.  The decrease in marketing costs during 2001 was the result of advertising costs decrease of 73% during 2001 as compared to 2000.  Marketing expenses represented 23%
and 32% of sales for 2001 and 2000, respectively.  The decrease in marketing expenses as a percentage of sales for 2001 is due to the fact that expenditures for advertising as noted
above, sales travel, freight for demo VuPoint systems were significantly lower than for fiscal 2000.  Management expects that these costs will increase in fiscal 2002, as the
Company will need to incur advertising costs in order to maintain its current market share in the industry.

Depreciation  expense was  $180,910 in 2001 as compared to $277,484 in 2000  representing  a decrease of 35%.  The  decrease was  expected  since 85% of the  Company's  assets are fully depreciated.  The  Company  purchased  $29,846  in  capital  assets  during  fiscal  2001 as compared to $39,018 during fiscal 2000.  Management  expects that capital  expenditures will increase  during  fiscal 2002 as computer  equipment  is replaced  and upgraded to keep pace with the current  technology.  A capital  lease in the amount of $24,642  was  entered  into during  fiscal  2000 to finance the  purchase of the  production  and office  equipment.  No capital  leases were entered  into during  fiscal  2001.  During 2001 and 2000,  the Company retired equipment with a net book value of $0 and $749,  respectively.  Rapid  technological advances in the type of equipment  that the Company uses in providing  its services  require that depreciable lives of the equipment be relatively short.

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

Other income and expenses

Interest  expense  was  $58,174 in 2001 as  compared  to $44,152  in 2000,  representing  an increase of 32%.  The  increase  was due to the higher  levels of  borrowing  on the line of credit  during  fiscal year 2001 as  compared  to 2000.  Management  expects  that  interest expense will begin to decrease  during the next several  quarters,  as the Company pays down the line of credit and  continues  to pay off the  remaining  capital  lease.  Other  income
(expense) is comprised  primarily of gain (loss) on sale and disposal of fixed assets during
2001 and 2000.

Income taxes

For income tax reporting  purposes,  the Company files its income tax returns using the cash basis of  accounting.  Consequently,  the  timing of the  reporting  of  certain  income and expense items is different than that for financial statement purposes.

At March 31,  2001 and 2000,  the  Company  had  federal  income tax loss carry  forwards of approximately  $1,168,000  and  $1,470,000,  respectively  which  expire in the  years  2001 through  2020.  The Company had income tax expense of $0 and $126,822  during 2001 and 2000, respectively.  The  income  tax  expense  in  fiscal  2000  was  the  direct  result  of the corresponding  changes in the  Company's  deferred tax amounts for that period.  The Company had a net deferred  tax asset of $126,822 at March 31, 2000  resulting  primarily  from cash
basis   adjustments  and  operating  loss  and  tax  credit   carry-forwards.   The  company
established  a valuation  allowance of $(126,822) at March 31, 2000 against the deferred tax asset as  management  believes  that it is more likely than not, that the deferred tax asset related to the tax  credits  and a portion of the loss carry  forwards  may not be  realized before all carry  forward  expiration  dates.  See Note 1 to the Financial  Statements.  The
Company may utilize the deferred tax asset arising out of net operating  loss  carryforwards in future years.

Net Income (Loss)

The Company  recorded net income (loss) in the amounts of $113,958 and  $(1,087,393)  during the years ended March 31, 2001 and 2000.

At March 31,  2001,  the  Company  had a backlog  of orders in the  amount of  approximately
$2,217,000,  compared to  approximately  $2,304,500 at March 31, 2000.  Management  believes that the backlog  will be  comparable  during the second and third  quarters of fiscal 2002.
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

Liquidity and capital resources

At March 31, 2001, the Company's working capital position was $(56,475),  an increase of 82%
when  compared  to that of March 31,  2000.  Total  stockholders'  equity at March 31,  2001 increased  from $50,941 to $167,399.  The  increase in  stockholders'  equity was due to net income of $113,958.

Cash flows from  operations  were $(57,295) and $(123,178)  during the years ended March 31,
2001 and 2000.  The increase in cash flows from  operations for 2001 as compared to 2000 was due to the increase in sales volumes.  Accounts  receivable  collection  performance in 2001 was  comparable to  performance  in 2000 with average days  outstanding  of 45-60 days.  The
Company's  accounts  receivable at any given time are generally few in number and relatively large in amount.  Although  the Company has not had any  significant  bad debt  experiences, any delay in  collection  of its  accounts  receivable  can result in a  disruption  of cash flow. To help mitigate any future cash flow  irregularities,  the Company  carries a line of credit in the amount of $500,000 with a bank.  Capital  additions,  as they become necessary to meet  production  demands and replace  equipment,  will be acquired with a combination of debt financing and cash flow from operations.

Capital  additions  were $29,846 and $63,660 during the years ended March 31, 2001 and 2000.
The  expenditures  for  2001  and  2000  were  for  replacement  of  office  and  production equipment.  Of the total capital  additions  during the two year period,  approximately  75%
were paid from current  operating cash flows and the remainder  were obtained  through lease or debt arrangements with terms of three to five years.

Cash flows  provided by financing  activities  were  $27,463 and  $191,621  during the years ended March 31, 2001 and 2000. The decrease in cash flows from financing  activities  during
2001 was due to net  borrowing  of  $65,000  on the line of credit  coupled  with  principal payments on  outstanding  leases of $105,037.  The line of credit,  which matured in October
2000,  has been under a  forbearance  agreement  with the lending  institution  that expires
April  15,  2002.  Management  expects  that  the  terms  of the  line  of  credit  will  be renegotiated  within the next six months.  The Company  also  borrowed,  net of  repayments,
$65,000  from a  stockholder.  This debt was  subsequently  repaid in full  during the first quarter of fiscal 2002.

The timing of the Company's  production  volumes is largely  dependent upon factors that are not within its control,  namely the timing of courtroom  litigation  or the  potential  that litigation  may settle  before  trial.  The Company  began the first  quarter of fiscal year
2002 with  approximately  the same level of sales volumes as compared to the fourth  quarter of  fiscal  year  2001.  Sales  revenues  for the  first  quarter  of  fiscal  year 2002 are anticipated  to be  approximately  $1,000,000  resulting  in an  after  tax  net  income  of approximately $55,000.  Management believes that sales volumes are expected to range between
$650,000 and $850,000 for the remaining  quarters of fiscal year 2002,  with an  anticipated total  sales  volume of  $3,100,000.  This  volume  should  allow the Company to generate an operating profit of approximately  5%.  Management  expects the Company to continue to be in a profitable  financial  position during fiscal year 2002 and be able to meet operating cash flow  requirements  and debt  service  obligations.  Management  also  continues  to  pursue development of alternative  revenue sources from other  industries that can benefit from the many artistic and creative resources within the Company.

Recent Accounting Pronouncements

In June 1998,  June 1999 and June 2000,  the  Financial  Accounting  Standards  Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative  Instruments
and Hedging  Activities,"  SFAS 137,  "Accounting  for  Derivative  Instruments  and Hedging
Activities  - - Deferral  of the  Effective  Date of FASB  Statement  No. 133" and SFAS 138,
"Accounting for Certain  Derivative  Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133." These statements  establish  accounting and reporting  standards requiring  that  every  derivative  instrument,  including  certain  derivative  instruments embedded  in other  contracts,  be  recorded  in the  balance  sheet as  either  an asset or liability  measured at its fair value.  These  statements  require  that changes in the fair value of a derivative be recognized  currently in earnings unless specific hedge  accounting criteria are met.  This accounting is effective beginning in 2001.

In  March  2000,  the  FASB  issued  FASB  Interpretation  No. 44, "Accounting  for  Certain
Transactions  Involving  Stock  Compensation"  ("FIN 44"), which was effective July 1, 2000, except that  certain conclusions  in this Interpretation,  which cover  specific events that occur after either  December 15, 1998  or January 12, 2000  are recognized  on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees.

In December  1999,  the Securities  and Exchange  Commission  (SEC) issued Staff  Accounting
Bulletin  ("SAB") 101,  which will become  effective for financial  statements  with periods ending after December 15, 2000.  SAB 101 provides  guidance on applying  generally  accepted accounting  principles to selected revenue recognition issues.  Management believes that the
Company's revenue recognition policies are in accordance with SAB 101.

Inflation

Management  believes  that  inflation  has not had a  significant  impact  on the  Company's operations during the fiscal years ended March 31, 2001 and 2000.

Corporate Data and Stockholder Information

Stock Information

Prior to January  1995,  there was no market  maker for the  Company's  common stock and the
Company  was not aware of any public or private  trades  and  accordingly,  was not aware of high or low bid or ask  quotations  prior to that time.  During  January 1995, the Company's common stock began trading on the electronic bulletin board of the  Over-the-Counter  market under the trading symbol "AXIS".  The range of the high and low bid and ask  quotations,  as reported by the Nasdaq Stock Market,  Inc., for the period ended March 31, 2001 and 2000 was as follows:

                                                  Bid                           Ask
                                           -------------------------------------------------
                                            High        Low                High        Low
--------------------------------------------------------------------------------------------
Fiscal year ended March 31, 2001:
  First quarter                            $0.3750    $0.1250             $0.4375    $0.1250
  Second quarter                           $0.1875    $0.1250             $0.1875    $0.1250
  Third quarter                            $0.1875    $0.1250             $0.3125    $0.1250
  Fourth quarter                           $0.1250    $0.0625             $0.1563    $0.1250
----------------------------------------------------------------------------------------
Fiscal year ended March 31, 2000:
  First quarter                            $0.2500    $0.1875             $0.4375    $0.3750
  Second quarter                           $0.1875    $0.1563             $0.3750    $0.1875
  Third quarter                            $0.2188    $0.1250             $0.3750    $0.1875
  Fourth quarter                           $0.6250    $0.1250             $0.8125    $0.2500

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.

Corporate Data and Stockholder Information

Directors:                                      Officers:
Steven H. Cohen                                 Steven H. Cohen
Chairman                                        Chief Executive Officer, Retired
Member, Compensation Committee

Marvin A. Davis                                 Alan Treibitz
Member, Compensation Committee                  Chief Executive Officer, Chief Operating
                                                Officer, Chief Financial Officer

Marilyn T. Heller                               Stephanie S. Kelso
                                                President

James E. Pacotti, Jr.                           Marilyn T. Heller
Member, Compensation Committee                  Secretary

Alan Treibitz

Corporate Office
7395 E. Orchard Road, Suite A-100
Greenwood Village, Colorado 80111
Telephone: (303) 713-0200

Transfer Agent                                   Independent Auditors

Computershare Investor Services                 Ehrhardt Keefe Steiner & Hottman PC
PO Box 1596                                     7979 E. Tufts Avenue
Denver, Colorado 80215                          Suite 400
Denver, Colorado 80237-2843

Dividends

No dividends  have been  declared as of March 31, 2001 and the Company  does not  anticipate paying dividends in the foreseeable future.

Form 10-KSB

A copy of the Form  10-KSB for the year ended March 31, 2001,  as filed with the  Securities and Exchange  Commission,  is available without charge upon written request to the corporate
Secretary.