Form 10KSB/A
period 2001-03-31
Z AXIS CORP
filed 2001-07-18
CIK 723928

sform_10k-033101amended.htm
                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-KSB/A

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

Item 7.  Financial statements and supplementary data

                                Table of Contents

                          Independent Auditors' Report

                              Financial Statements

                                 Balance Sheets

                            Statements of Operations

                       Statements of Stockholders' Equity

                            Statements of Cash Flows

                         Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Z-Axis Corporation
Greenwood Village, Colorado

We have  audited the  accompanying  balance  sheets of Z-Axis  Corporation  as of
March 31, 2001 and 2000 and the related  statements of operations,  stockholders'
equity and cash flows for the years then ended.  These  financial  statements are the  responsibility  of  the  Company's  management.  Our  responsibility  is  to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  auditing  standards   generally
accepted  in the  United  States.  Those  standards  require  that  we  plan  and perform the audit to obtain  reasonable  assurance  about  whether the  financial statements are free of material  misstatement.  An audit includes  examining,  on a test basis,  evidence  supporting the amounts and  disclosures in the financial statements.  An audit also includes  assessing  the  accounting  principles  used and significant  estimates made by management,  as well as evaluating the overall financial  statement  presentation.  We believe our audits  provide a  reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly,  in all material  respects,  the financial position of Z-Axis Corporation as of March
31,  2001 and 2000 and the results of its  operations  and its cash flows for the years then ended in conformity  with  auditing  standards  generally  accepted in the United States.

                                                /s/Ehrhardt Keefe Steiner & Hottman PC
                                                Ehrhardt Keefe Steiner & Hottman PC

May 23, 2001
Denver, Colorado

                                 Balance Sheets

                                                                    March 31
                                                           ---------------------------
                                                              2001            2000
                                                           -----------     -----------
                                         Assets
Current assets
  Cash                                                      $    1,786      $   61,374
  Trade accounts receivable, net of allowance of
   $45,634 and $67,636, respectively                           886,109         330,703
  Prepaid expenses                                              31,505          11,469
                                                            ----------      ----------
   Total current assets                                        919,400         403,546
                                                            ----------      ----------

Property and equipment, at cost
  Production equipment                                       1,196,126       1,185,513
  Office equipment                                             310,475         311,737
  Leasehold improvements                                        35,226          35,226
  Accumulated depreciation and amortization                 (1,407,872)     (1,247,457)
                                                            ----------      ----------
   Net property and equipment                                  133,955         285,019
                                                            ----------      ----------

Capitalized software cost, net of accumulated
 amortization of $59,830 and $38,604, respectively              87,042         108,269

Other assets                                                    10,732          10,722
                                                            ----------      ----------

Total assets                                                $1,151,129      $  807,556
                                                            ==========      ==========

                          Liabilities and Stockholders' Equity
Current liabilities
  Line-of-credit                                            $  465,000      $  400,000
  Advance from stockholder                                      65,000              -
  Accounts payable                                             147,676          50,962
  Accrued expenses                                             209,736         132,328
  Customer deposits                                             49,030          21,000
  Current portion of capital lease obligations                  39,433         106,946
                                                            ----------      ----------
   Total current liabilities                                   975,875         711,236

Capital lease obligations, less current portion                  7,855          45,379
                                                            ----------      ----------
   Total liabilities                                           983,730         756,615
                                                            ----------      ----------

Commitments

Stockholders' equity
   Common stock, $.001 par value, 10,000,000 shares
   authorized, 3,825,000 and 3,805,000 shares issued
   and outstanding, respectively                                 3,825           3,805
  Additional paid-in capital                                 1,446,671       1,444,191
  Accumulated deficit                                       (1,283,097)     (1,397,055)
                                                            ----------      ----------
   Total stockholders' equity                                  167,399          50,941
                                                            ----------      ----------

Total liabilities and stockholders' equity                  $1,151,129      $  807,556
                                                            ==========      ==========

                       See notes to financial statements.

                            Statements of Operations

                                                              For the Years Ended
                                                                   March 31,
                                                          ---------------------------
                                                              2001             2000
                                                          ------------      ----------

Net sales                                                   $3,030,318      $2,283,277
                                                            ----------      ----------

Operating expenses
  Production                                                 1,157,336       1,186,705
  Research and development                                      88,483         111,909
  General and administrative                                   706,289         722,428
  Marketing                                                    705,032         752,920
  Initial start up of Concept 2                                     -          133,037
  Depreciation and amortization                                180,910         277,484
  Amortization of software development costs                    21,227          24,637
                                                            ----------      ----------
   Total operating expenses                                  2,859,277       3,209,120
                                                            ----------      ----------

Income (loss) from operations                                  171,041        (925,843)

Interest (expense)                                             (58,174)        (44,152)
Other income (expense)                                           1,091           9,424
                                                            ----------      ----------

Income (loss) before income taxes                              113,958        (960,571)

Provision for income taxes                                          -          126,822
                                                            ----------      ----------

Net income (loss)                                           $  113,958      $(1,087,393)
                                                            ==========      ===========

Earnings (loss) per common share
  Basic                                                     $       .03     $      (.29)
                                                            ===========     ===========

  Diluted                                                   $       .03     $      (.29)
                                                            ===========     ===========

Weighted average number of common shares outstanding
 during the period:
  Basic                                                      3,817,932       3,805,000
                                                            ==========      ==========

  Diluted                                                    3,838,199       3,805,000
                                                            ==========      ==========

                       See notes to financial statements.

                       Statements of Stockholders' Equity
                   For the Years Ended March 31, 2001 and 2000

                               Common Stock          Additional                     Total
                          -----------------------     Paid-in     Stockholders'   Accumulated
                            Shares       Amount       Capital        Deficit        Equity
                          ----------    ---------   -----------   ------------   ------------

Balance, March 31, 1999    3,805,000    $   3,805    $1,444,191    $  (309,662)   $ 1,138,334

Net (loss)                        -            -            -       (1,087,393)    (1,087,393)
                          ----------    ---------    ----------    -----------    -----------

Balance, March 31, 2000    3,805,000        3,805     1,444,191     (1,397,055)        50,941

Exercise of options           20,000           20         2,480             -           2,500

Net income                        -            -             -         113,958        113,958
                          ----------    ---------    ----------    -----------    -----------

Balance, March 31, 2001    3,825,000    $   3,825    $1,446,671    $(1,283,097)   $   167,399
                          ==========    =========    ==========    ===========    ===========

                       See notes to financial statements.

                            Statements of Cash Flows

                                                                For the Years Ended
                                                                     March 31,
                                                             ---------------------------
                                                               2001             2000
                                                             ---------       -----------

Net (loss) income                                            $ 113,958       $(1,087,393)
                                                             ---------       -----------
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
   Deferred income taxes                                            -            120,205
   Depreciation and amortization                               180,910           277,484
   Amortization of software development costs                   21,227            24,637
   (Gain) loss on sale of equipment                                (90)           (5,333)
   Provision for bad debts                                     (22,002)           60,000
   Changes in operating assets and liabilities
     Trade accounts receivable                                (533,404)          534,546
     Prepaid expenses                                          (20,036)           39,326
     Other assets                                                  (10)              (10)
     Accounts payable                                           96,714           (51,825)
     Accrued expenses                                           77,408           (27,815)
     Customer deposits                                          28,030            (7,000)
                                                             ---------       -----------
                                                              (171,253)          964,215
                                                             ---------       -----------
      Net cash used in operating activities                    (57,295)         (123,178)
                                                             ---------       -----------

Investing activities
  Purchase of property and equipment                           (29,846)          (39,018)
  Proceeds from sale of property and equipment                      90             6,082
                                                             ---------       -----------
      Net cash used in investing activities                    (29,756)          (32,936)
                                                             ---------       -----------

Financing activities
  Borrowing on line-of-credit                                  100,000         1,720,000
  Payments on line-of-credit                                   (35,000)       (1,390,000)
  Advances from stockholder                                    160,000                -
  Repayment of advances from stockholder                       (95,000)               -
  Capital lease principal payments                            (105,037)         (138,379)
  Proceeds from the exercise of stock options                    2,500                -
                                                             ---------       -----------
      Net cash provided by financing activities                 27,463           191,621
                                                             ---------       -----------

Net increase (decrease) in cash                                (59,588)           35,507

Cash, beginning of year                                         61,374            25,867
                                                             ---------       -----------

Cash, end of year                                            $   1,786       $    61,374
                                                             =========       ===========

Supplemental disclosures of cash flow information:
      Cash paid for taxes was $0 and $2,439 for the years  ended  March 31,  2001 and 2000, respectively.

      Cash paid for  interest  was  $53,617 and $43,826 for the years ended March
      31, 2001 and 2000, respectively.

Supplemental non-cash disclosure:
      Capital lease  obligations  were  incurred in the amount of $24,642  during the year ended  March 31,  2000,  when the  Company  entered  into  capital lease agreements for certain production and office equipment.

                        Notes to the Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Z-Axis  Corporation (the "Company") was incorporated  under the laws of the State of  Colorado  on  May  16,  1983.  The  Company  is  engaged  in  consulting  and presentation  services.  The  primary  market for the  Company's  services is the litigation  industry.  These services  include the strategic  analysis of complex litigation issues, the design of demonstrative  evidence,  the production of such evidence and courtroom  presentation.  In addition,  the Company has developed an
electronic   image   presentation   system  for  use  in  the  courtroom   called
"VuPoint".  The services are provided  through its  headquarters  and  production facility in Denver,  Colorado and its  satellite  sales offices in New York City,
Chicago and Los Angeles.

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
Depreciation  expense includes amounts for owned and leased  equipment.  Property and  equipment  are  reviewed  each  year to  determine  whether  any  events  or circumstances  indicated  that the  carrying  amount of the  assets  might not be recoverable.  This review  includes  estimating  future cash flows.  Property and equipment  costs are expensed  when the  carrying  amounts are  determined  to be unrealizable.

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

Earnings (Loss) Per Common Share

Basic  earnings  (loss)  per common  share is  computed  based upon the  weighted
average  number  of  common  shares  outstanding   during  the  period.   Diluted
earnings  (loss) per share  consists  of the  weighted  average  number of common shares  outstanding  plus the dilutive  effects of options  calculated  using the treasury stock method.  In loss periods,  dilutive common  equivalent  shares are excluded, as the effect would be anti-dilutive.

Stock Option Plan

The Company applies Accounting  Principles  Bulletin (APB) Opinion 25 "Accounting
for Stock Issued to  Employees",  and related  Interpretations  in accounting for all stock  option  plans.  Under APB  Opinion 25, no  compensation  cost has been recognized  for stock  options  issued to employees as the exercise  price of the
Company's  stock  options  granted  equals or  exceeds  the  market  price of the underlying common stock on the date of grant.

Statement  of  Financial   Accounting   Standards   No.  123,   "Accounting   for
Stock-Based  Compensation"  (SFAS No.  123),  requires the Company to provide pro
forma  information   regarding  net  income  as  if  compensation  cost  for  the
Company's  stock option plans had been  determined  in  accordance  with the fair value based  method  prescribed  in SFAS No. 123.  To provide  the  required  pro forma  information,  the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Advertising Expense

Advertising  expenses  are  charged to  operations  during the year in which they are  incurred.  Advertising  expense  for the years ended March 31, 2001 and 2000 were approximately $9,000 and $45,000, respectively.

Research and Development

Research and  development  costs related to both present and future  products are charged to operations in the year incurred.

Use of Estimates

The  preparation of financial  statements in conformity  with generally  accepted accounting  principles  requires  management to make  estimates  and  assumptions that  affect  the  reported  amounts  of assets and  liabilities,  disclosure  of contingent  assets and  liabilities  at the date of the financial  statements and the  reported  amount of  revenues  and  expenses  during the  reporting  period.
Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial  instruments,  which potentially  subject the Company to concentrations of credit risk,  consist  primarily of cash and trade  accounts  receivable.  The
Company  maintains  cash in demand  deposits  and interest  bearing  money market accounts with high quality  financial  institutions.  Such deposit  accounts,  at times,  may exceed federal  insured  limits.  The Company has not experienced any losses in such  accounts.  Concentrations  of credit  risk with  respect to trade
accounts   receivable   are  limited  due  to  the  Company's   periodic   credit
evaluations  of  its  significant   customers'   financial  condition  and  their
dispersion across geographic areas.

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
Derivative  Instruments  and Certain  Hedging  Activities  an  amendment  of FASB
Statement  No.  133."  These  statements   establish   accounting  and  reporting
standards   requiring  that  every  derivative   instrument,   including  certain
derivative  instruments  embedded in other contracts,  be recorded in the balance sheet  as  either  an asset  or  liability  measured  at its  fair  value.  These statements  require that changes in the fair value of a derivative  be recognized currently in earnings  unless  specific hedge  accounting  criteria are met. This accounting is effective  beginning in 2001.  Management  believes that there will be no impact as to their current accounting practices due to this pronouncement.

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

Note 2 - Management's Plan

During the year ended March 31, 2001, the Company  experienced  operating  income
of   approximately   $167,000  as  compared   to  a  loss  from   operations   of
approximately  $(926,000)  for the year ended March 31,  2000.  The major  reason for the  significant  turn around in operating  results was due to an increase in
sales  of  32%  from   approximately   $2.2   million  in  fiscal  year  2000  to
approximately  $3.0  million in fiscal year 2001.  In addition,  operating  costs as a  percentage  of sales  decreased  from 104% of sales in fiscal  year 2000 to
94% of  sales in  fiscal  year  2001 due to  adjustments  made by  management  in overhead  and other  operating  cost  during  fiscal  year 2001.  The  backlog at
March 31, 2000 was  approximately  $2,304,500,  which also allowed the Company to obtain more positive financial results for the fiscal year 2001.

The backlog at March 31, 2001 is $2,217,000,  and management has projected  sales for  fiscal  year 2002 to be  slightly  higher  than  2001.  This  volume  should continue  to allow the  Company  to  generate  an  operating  profit.  Management plans to continue  negotiating  with the  Company's  banking and other  financing relationships  to provide for  long-term  capital  opportunities  that will allow the Company to  maintain  its  current  position  in the market,  as well as meet
operating   cash   flow   requirements.    Finally,    management   is   actively
investigating  alliances  with other  companies in the  litigation  industry that could provide additional sources of revenue.

Note 3 - Line-of-Credit

The  Company  entered  into an  agreement  with a bank  for a  line-of-credit  of
$500,000  that was due October  2000.  The bank  extended  the due date to August
15,   2001   by   issuance   of  a   forbearance   agreement   to  the   original
line-of-credit.  The  forbearance  agreement  requires  the Company to reduce the principal  balance of the  line-of-credit to the lesser of $410,000 or the amount available  under the  borrowing  base  limitations  as  originally  stated in the line-of-credit  agreement by July 25, 2001.  The interest  rate is  calculated at
1% over the bank's  prime  rate (9% at March 31,  2001) and  interest  is payable monthly.  The line is  collateralized  by the Company's  accounts  receivable and general  intangibles.  The balance  outstanding  on the  line-of-credit  at March
31, 2001 was  $465,000.  The agreement  requires the Company  comply with certain restrictive  and  financial  covenants,  which the Company was not in  compliance with at March 31, 2001.  The Company was in compliance  with the  borrowing  base covenant  at March 31,  2001.  Subsequent  to  year-end,  the bank  extended  the terms of the  forbearance  agreement to April 15, 2002,  which  requires  certain paydowns on a monthly basis over the remaining term of the agreement.

Note 4 - Accrued Expenses

Accrued expenses consist of the following:
                                                                    March 31,
                                                           ---------------------------
                                                              2001            2000
                                                           -----------     -----------

Compensation                                                $  156,567      $   89,232

Other                                                           53,169          43,096
                                                            ----------      ----------

                                                            $  209,736      $  132,328
                                                            ==========      ==========

Interest  expense  incurred  on  indebtedness  to related  parties was $3,490 and
$1,240 during the years ended March 31, 2001 and 2000, respectively.

Note 5 - Income Taxes

A  reconciliation  of the amount of income tax  expense  that would  result  from applying the  statutory  income tax rate of 34% to the net income  before  income taxes  in the  accompanying  financial  statements  to the  reported  income  tax expense is as follows:
                                                               For the Years Ended
                                                                    March 31,
                                                           ---------------------------
                                                              2001            2000
                                                           -----------     -----------

Income tax expense at the statutory rate                    $   37,448      $ (326,600)
State tax, net                                                   3,635         (31,700)
Non-deductible items                                             2,644           2,500
Valuation allowance and other                                  (43,727)        482,622
                                                            ----------      ----------

                                                            $       -       $  126,822
                                                            ==========      ==========

Income tax expense consists of the following:
                                                              For the Years Ended
                                                                    March 31,
                                                           ---------------------------
                                                              2001             2000
                                                           -----------      ----------

Current                                                     $       -       $       -
Deferred                                                            -          126,822
                                                            ----------      ----------

                                                            $       -       $  126,822
                                                            ==========      ==========

The components of the current net deferred tax assets are as follows:
                                                                    March 31,
                                                           ---------------------------
                                                              2001            2000
                                                           -----------     -----------
Current
  Deferred tax assets
   Accounts payable and accrued expenses                    $  138,190      $   69,459
   Net operating loss carryforwards                            342,000         117,000
   Valuation allowance                                        (138,607)        (70,121)
                                                            ----------      ----------
      Total deferred tax asset                                 341,583         116,338
                                                            ----------      ----------

Deferred tax liabilities
   Accounts receivable                                         301,277         112,439
   Prepaid expenses and other assets                            10,712           3,899
   Capitalized software                                         29,594              -
                                                            ----------      ----------
      Total deferred tax liability                             341,583         116,338
                                                            ----------      ----------

Net current deferred tax asset                              $       -       $       -
                                                            ==========      ==========

The components of the non-current net deferred tax assets are as follows:

                                                                    March 31,
                                                           ---------------------------
                                                              2001            2000
                                                           -----------     -----------
Non-current
  Deferred tax assets
   Net operating loss carryforwards                         $  224,993      $  383,870
   Property and equipment                                       21,088           7,559
   Valuation allowance                                        (246,081)       (354,618)
                                                            ----------      ----------
      Total deferred tax asset                                      -           36,811
                                                            ----------      ----------

Deferred tax liabilities
   Capitalized software cost                                        -           36,811
                                                            ----------      ----------
      Total deferred tax liability                                  -           36,811
                                                            ----------      ----------

Net non-current deferred tax assets                         $       -       $       -
                                                            ==========      ==========

At March 31, 2001,  the Company has total federal  income tax loss carry forwards of approximately $1,668,000, which expire in the years 2001 through 2020.

Note 6 - Capital Lease Obligations

The Company leases various  computer and office  equipment  under capital leases.
The future  minimum  lease  payments  required  under the  capital  leases are as follows:

      Years Ending March 31,
      ----------------------

            2002                                            $   46,886
            2003                                                 9,018
                                                            ----------
            Total future minimum lease payments                 55,904
            Less amount representing interest                   (8,616)
                                                            ----------
            Present  value  of  minimum  payments  under
             capital leases                                     47,288
            Less current portion                               (39,433)
                                                            ----------

                                                            $    7,855
                                                            ==========

The Company leases certain  production  and office  equipment  under the terms of capital leases.  The capitalized  value of the leased  equipment was $205,809 and the related accumulated amortization was $152,773 at March 31, 2001.

Note 7 - Major Customers

The Company's revenues are concentrated in a few customers as follows:

                                                             For the Years Ended
                                                                  March 31,
                                                           ------------------------
                                                              2001           2000
                                                           ----------     ---------
Sales:
  Customer A                                                    16.65%         2.64%

  Customer B                                                    10.73%           -

  Customer C                                                    10.45%           -

  Customer D                                                     4.85%        32.55%

Note 8 - Commitments

The  Company  leases its  offices  and  production  facility  under an  operating lease.  The lease term commenced on August 1, 1996 and  originally  extends for a sixty-month  period ending in July 2001.  In December  2000,  management  elected to renew the lease and  extend  the terms for an  additional  60  months,  ending
July 2006.

Future minimum payments required under the terms of the lease are as follows:

      Years Ending March 31,
      ----------------------

            2002                                            $  110,249
            2003                                               116,059
            2004                                               119,268
            2005                                               122,477
            2006                                               125,682
            Thereafter                                          84,503
                                                            ----------

                                                            $  678,238
                                                            ==========

Rent  expense was  $164,004  and  $135,362 for the years ended March 31, 2001 and
2000 respectively.

Note 9 - Employee Benefit Plans

On April 1, 1993,  the Company  established  the Z-Axis  Corporation  401(K) Plan
(the  "Plan").   Eligible   employees  may  elect  to  participate  in  the  Plan
beginning  on the first  day of the  calendar  quarter  following  their  date of hire.  The  Company  elected  to make  matching  contributions  in amounts of ten percent of the first five percent of a participating  employee's  salary deferral amount.  The Company made  matching  contributions  to the Plan in the amounts of
$4,376 and $4,518 during the years ended March 31, 2001 and 2000, respectively.

Note 10 - Incentive Stock Option Plan

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

SFAS No. 123  requires  the  Company to provide pro forma  information  regarding net income and net income per share as if  compensation  costs for the  Company's stock  option  plan had been  determined  in  accordance  with fair  value  based method  prescribed  in SFAS No.  123.  The  Company  estimates  the fair value of each  stock  award  at  March  31,  2001  and  2000 by  using  the  Black-Scholes
option-pricing  model  with  the  following  weighted-average   assumptions  used
respectively:  dividend yield of 0 percent for all years;  expected volatility of
269% for 2001 and 300% for  2000;  risk-free  interest  rates of 5% to 5.75%  for
2001 and  6.03%  for 2000;  and  expected  lives of 5 to 10 years for 2001 and 10 years  for 2000  stock  awards.  Because  the  exercise  price  of the  Company's employee  stock  options  is equal to or  greater  than the  market  price of the underlying  stock on the date of the grant, no compensation  costs was recognized during 2001 and 2000.

Under the  accounting  provisions  for SFAS No. 123, the Company's net income per share would have been decreased by the pro forma amounts indicated below:
                                                                     March 31,
                                                            ---------------------------
                                                               2001            2000
                                                            ----------      -----------
Net (loss) income
  As reported                                               $  113,958      $(1,087,393)
  Pro forma                                                 $  109,410      $(1,096,768)

Basic earnings per share
  As reported                                               $      .03      $      (.29)
  Pro forma                                                 $      .03      $      (.29)

Diluted earnings per share
  As reported                                               $      .03      $      (.29)
  Pro forma                                                 $      .03      $      (.29)

A summary of the status of the Company's stock option plan follows:
                                                                           Exercise Price
                                                             Shares           Per Share
                                                         -------------   -----------------

Outstanding and exercisable balance at March 31, 1999          179,000    $  .1250 - .2063
  Options granted                                               25,000               .3750
  Options canceled                                             (40,000)              .1250
  Options exercised                                                 -                   -
                                                           -----------    ----------------

Outstanding and exercisable balance at March 31, 2000          164,000    $  .1250 - .3750
  Options granted                                               35,000       .0625 - .4120
  Options canceled                                              (7,029)              .1875
  Options exercised                                            (20,000)              .1250
                                                           -----------    ----------------

Outstanding balance at March 31, 2001                          171,971    $  .0625 - .4120
                                                           ===========    ================

The weighted  average fair value of options  granted during the years ended March
31, 2001 and 2000 were $.162 and $.375, respectively.

Note 10 - Incentive Stock Option Plan

The following table  summarizes  information  about stock options  outstanding at
March 31, 2000:

                                              Weighted
                                              Average
                                               Number       Weighted     Weighted
                                            Outstanding     Remaining     Average
                                                and        Contractual   Exercise
Range of Exercise Prices                     Exercisable      Life         Price
------------------------                    -------------  -----------  ----------

$.1250 - .4120                                  171,971           6.12  $      0.22
==============                               ==========    ===========  ===========

Note 11 - Advances from Stockholder

During the year ended March 31,  2001,  the  Company  borrowed  and repaid  funds from a  stockholder.  The  maximum  amount  borrowed  during the fiscal  year was
$70,000.  As of March 31, 2001, the balance  outstanding to the  stockholder  was
$65,000  plus  accrued  interest  of  $2,008   calculated  at  10.5%  per  annum.
Subsequent to year-end,  principal  and all accrued  interest was paid in full to the stockholder.

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