Form 10QSB
period 2001-06-30
Z AXIS CORP
filed 2001-08-20
CIK 723928

                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934

For the period ended June 30, 2001.

Commission file number 0-11284

                                     Z-Axis Corporation
--------------------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

                 Colorado                                         84-0910490
--------------------------------------------------------------------------------------------
   (State or other jurisdiction                                (I.R.S. Employer
   incorporation or organization)                             Identification No.)

7395 E. Orchard Road, Suite 100
Greenwood Village, Colorado                                          80111
--------------------------------------------------------------------------------------------
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
Yes [ X ] No [    ]

The number of common shares outstanding as of June 30, 2001: 3,825,000.

                                          CONTENTS

PART I      Financial Information

            Item 1.     Condensed Balance Sheet as of June 30, 2001 and March 31, 2001.

                        Condensed Statements of Operations, Three-month periods
                         ended June 30, 2001 and 2000.

                        Condensed Statements of Cash Flows, Three month periods
                         ended June 30, 2001 and 2000.

                        Notes to Condensed Financial Statements

            Item 2.     Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

PART II     Other Information

            Item 1.     Legal proceedings

            Item 2.     Changes in securities

            Item 3      Defaults upon senior securities

            Item 4      Submission of matters to a vote of security holders

            Item 5.     Other information

            Item 6.     Exhibits and reports on Form 8-K

SIGNATURES

PART I  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

                                                                  June 30,       March 31,
                                                                    2001           2001
                                                                 (Unaudited)
-------------------------------------------------------------------------------------------

Assets
Current assets:
     Cash                                                        $    1,575     $     1,786
     Trade accounts receivable                                      796,017         886,109
     Other current assets                                            33,514          31,505
-------------------------------------------------------------------------------------------
        Total current assets                                        831,106         919,400
-------------------------------------------------------------------------------------------
Property and equipment, at cost                                   1,555,265       1,541,827
Accumulated depreciation                                         (1,436,025)     (1,407,872)
-------------------------------------------------------------------------------------------
        Net property and equipment                                  119,240         133,955
-------------------------------------------------------------------------------------------

Capitalized software development costs, net                          54,624          87,042
Other assets                                                         10,732          10,732
-------------------------------------------------------------------------------------------

     Total assets                                                $1,015,702     $ 1,151,129
-------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
Current liabilities:
     Line of Credit                                              $  445,000     $   465,000
     Advance from Stockholder                                            -           65,000
     Accounts payable                                               132,536         147,676
     Accrued expenses                                               193,516         209,736
     Customer deposits                                               24,030          49,030
     Current portion of long-term obligations                        27,038          39,433
-------------------------------------------------------------------------------------------
        Total current liabilities                                   822,120         975,875
-------------------------------------------------------------------------------------------
Long-term obligations                                                 5,607           7,855

Stockholders' equity:
     Common stock                                                     3,825           3,825
     Additional paid in capital                                   1,446,671       1,446,671
     Retained earnings (deficit)                                 (1,262,521)     (1,283,097)
-------------------------------------------------------------------------------------------
        Total stockholders' equity                                  187,975         167,399
-------------------------------------------------------------------------------------------

     Total  liabilities and stockholders' equity                 $1,015,702     $ 1,151,129
-------------------------------------------------------------------------------------------

See notes to condensed financial statements.

Condensed Statements of Operations
                                                                     Three months ended
                                                                          June 30,
                                                                 --------------------------
                                                                    2001           2000
                                                                        (Unaudited)
-------------------------------------------------------------------------------------------

Net sales                                                        $1,040,511     $   734,494
Operating expenses:
      Production                                                    534,090         277,675
      Research and development                                       25,127          18,739
      General and administrative                                    203,878         155,858
      Marketing                                                     181,241         180,931
      Depreciation                                                   28,153          56,737
      Amortization of software development costs                     32,418           3,892
-------------------------------------------------------------------------------------------
         Total operating expenses                                 1,004,907         693,832
-------------------------------------------------------------------------------------------
Income (loss) from operations                                        35,604          40,662
Other (expense) income, net:                                        (15,028)        (14,685)
-------------------------------------------------------------------------------------------
Income (loss) before income taxes                                    20,576          25,977
Income tax (expense) benefit                                              -               -
-------------------------------------------------------------------------------------------

Net income (loss)                                                $   20,576     $    25,977
-------------------------------------------------------------------------------------------

Income (loss) per common share of stock:
                                                 Basic           $     0.01     $      0.01
                                                 Diluted         $     0.01     $      0.01
-------------------------------------------------------------------------------------------

Weighted average number of common shares
      outstanding during the period
                                                 Basic            3,825,000       3,805,000
                                                 Diluted          3,831,399       3,805,000
-------------------------------------------------------------------------------------------

Condensed Statements of Cash Flows
                                                                     Three months ended
                                                                          June 30,
                                                                 --------------------------
                                                                    2001           2000
                                                                        (Unaudited)
-------------------------------------------------------------------------------------------
Cash flows from operations:
Net cash provided by (used in) operations                        $  112,870     $  (120,261)
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property and equipment                             (13,438)           (315)
-------------------------------------------------------------------------------------------
Net cash used in investing activities                               (13,438)           (315)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Borrowings on line of credit                                         -         225,000
     Payments on line of credit                                     (20,000)       (125,000)
     Payments on stockholder advance                                (65,000)             -
     Debt and capital lease payments                                (14,643)        (33,415)
-------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 (99,643)         66,585
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                        (211)        (53,991)
Cash , beginning of period                                            1,786          61,374
-------------------------------------------------------------------------------------------
Cash, end of period                                              $    1,575     $     7,383
-------------------------------------------------------------------------------------------

See notes to condensed financial statements.

                          NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Interim Financial Information

In the opinion of management,  the accompanying  unaudited  condensed  financial  statements contain all  adjustments  necessary to present fairly the financial  position as of June 30,
2001 and the results of operations  and  statement of cash flows for the periods  presented.
The results of operations for the three-month  periods ending June 30, 2001 and 2000 are not necessarily indicative of results to be expected for the full year.

Note 2.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                                                    June 30, 2001
----------------------------------------------------------------------------------
Trade accounts receivable                                           $     842,934
Less allowance for bad debt                                                46,917
----------------------------------------------------------------------------------
Trade accounts receivable, net                                      $     796,017
----------------------------------------------------------------------------------

Approximately  11%, 13% and 23% of the  Company's  trade  accounts  receivable  was due from three different customers at June 30, 2001.
--------------------------------------------------------------------------------------------

Note 3.  Debt

Long-term debt consists of the following:

                                                                    June 30, 2001
----------------------------------------------------------------------------------
Capital lease obligations                                           $      32,645
Less current portion                                                        5,607
----------------------------------------------------------------------------------
Long term capital lease obligations                                 $      27,038
----------------------------------------------------------------------------------

The  Company  leases  certain  production  and office  equipment  under the terms of capital leases.  The capitalized  value of the leased equipment was  approximately  $206,000 at June
30,  2001.  The related  accumulated  depreciation  was  approximately  $162,000 at June 30,
2001.  These  amounts are combined  with similar  equipment  in the  accompanying  condensed financial  statements.  Lessors have a security  interest in all  equipment  classified as a capital lease.

The Company  maintains a line of credit in the amount of $500,000 with a bank, which matures
April 2001. If drawn upon,  the  indebtedness  bears  interest at the bank's prime rate plus one percent per annum (8% at June 30, 2001). The Company's  accounts  receivable  secure any amounts  drawn under the line of credit.  As of June 30, 2001 the  balance  outstanding  was
$445,000.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  accompanying  Condensed  Balance  Sheet at June 30, 2001 and  Condensed  Statements  of
Operations  and Cash Flows for the three month  periods  ended June 30, 2001 and 2000 should be read in  conjunction  with the  Company's  financial  statements  and notes for the years
ended  March  31,  2001  and  2000.  These  condensed   financial   statements  contain  all
adjustments that management  considers necessary for fair presentation.  Results for interim periods are not  necessarily  indicative of results for a full year.  Except where otherwise noted,  references  to periods  are to periods of fiscal  years  ended  March 31 of the year stated.

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

RESULTS OF OPERATIONS

Net Sales

Net  sales for the  quarter  ended  June 30,  2001 and 2000 were  $1,040,511  and  $734,494, respectively;  representing  a 42%  increase  during  the first  quarter  of fiscal  2002 as compared to the first  quarter of fiscal 2001.  The increase in revenue is mainly the result of  billings  to one client of  approximately  $400,000  during the quarter for support on a large trial that utilized a significant  amount of contract labor to produce core litigation service  revenue as well as VuPoint rental and trial support  revenues.  Management does not anticipate  the same level of  revenue to  continue  in the second  quarter of fiscal  2002.
Revenues of  approximately  $550,000 to $650,000 are expected  during the second  quarter of fiscal 2002.

Operating Income and Expenses

Income from  operations  in the amount of $35,604 was recorded  during the first  quarter of fiscal 2002 as compared to $40,662 during the  corresponding  period of the preceding fiscal year.  Operating  income  decreased  slightly due to an increase in amortization of software development costs and labor costs during the first quarter of fiscal year 2002.

Production Expenses

Production  expenses  increased  92% to  $534,090  in the first  quarter of fiscal 2002 from
$277,675  in the  first  quarter  of  fiscal  2001.  The  increase  is a  direct  result  of additional  one-time  labor  expenditures  incurred for out of state  contractors  needed to support the litigation  service  obligation  that the Company had with one client during the period.  The  Company  continues  to  utilize  contract  labor to manage  fluctuating  costs associated  with trial  support  activities,  as well as regular core  services.  Production expenses  are  expected  to be lower in the second  quarter of fiscal  2002 as the  contract labor costs will decrease.

Research and Development Expenses

Research and  development  expenses  increased 34% to $25,127 in the first quarter of fiscal
2002 from  $18,739 in the first  quarter of fiscal  2001.  The  increase was due to a normal annual  increase in  compensation  costs coupled with a small increase in support  materials and  software.  Research  and  development  costs are  incurred as the Company  continues to refine and enhance the VuPoint  system.  Management  considers  VuPoint to have  significant long-term  revenue  potential  and will continue  further  enhancements  in the  foreseeable future.  Research  and  development  expenses  are expected to stay at the same level in the second quarter of fiscal 2002.

General and Administrative Expenses

General and  administrative  expenses  increased  31% to  $203,878  in the first  quarter of fiscal  2002 from  $155,858  in the first  quarter of fiscal  2001.  The  increase is due to reclassification  of executive  costs from the sales and marketing  department when the Vice
President  of Sales and  Marketing  was promoted to  President  during the first  quarter of fiscal 2002,  coupled with a normal annual increase in  compensation  costs for personnel in the  executive  and  administrative  departments.  Executive  costs are combined  with other general and  administrative  costs in the financial  statements for  presentation  purposes.
General and  administrative  expenses  are  expected to stay at the same level in the second quarter of fiscal 2002.

Marketing Expenses

Marketing  expenses  were  $181,241  in the first  quarter  of fiscal  2002 as  compared  to
$180,931 in the first quarter of fiscal 2001.  Marketing  costs  remained  consistent due to the  reclassification  of costs to the  executive  department  as noted above,  offset by an increase in  commission  expense as a result of the  increased  sales level during the first quarter of fiscal 2002.  Marketing  expenses are expected to increase the second  quarter of fiscal 2002 as management  anticipates  expenditures to produce new marketing literature and brochures and recruitment costs to hire a new sales consultant in California.

Depreciation Expense

Depreciation  expense  decreased  50% in the first  quarter of fiscal  2002 to $28,153  from
$56,737 in the first  quarter of fiscal 2001.  The decrease is expected  because over 85% of
the  fixed  assets  are  fully  depreciated.   The  Company's  fixed  assets  consist  of  a
significant amount of computer and other production  equipment that is depreciated using the straight-line  method over two to three years.  Due to the nature of the  technology and the rapid  changes  that are made to  computer  and  production  systems,  the useful  lives for depreciation purposes on this equipment are relatively short.

Amortization of software development costs

Amortization  of capitalized  software  development  costs increased in the first quarter of fiscal 2002 to $32,418  from $3,892 in the first  quarter of fiscal  2001.  The  increase in amortization  costs  was due to the  fact  that  amortization  expense  is  calculated  as a percentage of VuPoint revenue.  As noted above,  VuPoint revenue earned in the first quarter of fiscal 2002 was $361,374 as compared to $50,543 in the first quarter of fiscal 2001.

Other Expense

Other  expense  increased  2% to $15,028 in the first  quarter of fiscal  2002 from  $14,685 during the first  quarter of fiscal 2001.  Interest  expense is  consistent  between the two quarters,  and management  expects that cost to decrease in the next two fiscal  quarters as the Company continue to reduce its obligations on the leases and line of credit.

Income Tax Expense

Income tax  provision  is not recorded for fiscal years 2002 or 2001 because the Company has approximately  $1,668,000 in federal income tax loss carry forwards that expire in the years
2001 through 2020.

Net Income

Net income and basic  income per share were  $20,576 and $0.01,  respectively  for the first quarter of fiscal 2002  compared  to $25,977  and $0.01 for the same period of fiscal  2001.
Diluted  income per share was $0.01 for the first  quarter  of fiscal  2002 as  compared  to
$0.01for the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30,  2001,  the  Company's  working  capital  position  was  $8,986.  Cash flow from operations  was  $112,870  during the first  quarter of fiscal  2002.  The  majority  of the
Company's  cash flow from  operations  during the first  quarter of fiscal  2002 was used to make normal  payments on operating  expenses and capital  lease  obligations.  Management is investigating  alternative  financing  sources to possibly  supplement the Company's current credit and borrowing  agreements.  It is  management's  opinion that through cash management and other measures,  working  capital for the foreseeable  future will be sufficient to meet operating requirements.

Capital additions during the first quarter of fiscal 2002 were $13,438.

Capital lease payments were $(14,643)  during the first quarter of fiscal 2002.  Payments on the line of credit were $20,000 and payments on the shareholder advance were $65,000.

The  timing of the  Company's production  volumes is largely dependent upon factors that are not within  its  control, namely  the timing  of  courtroom litigation or the potential that litigation may settle before trial.  The increase  in sales  volume during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001  and the resulting net profit is  due  to  the  increase in VuPoint revenue as discussed above.  The  backlog  remains  at approximately $2.2  million  and management  believes  that sales volumes will range between
$550,000 and $650,000 for the second quarter of fiscal year  2002.  Management is monitoring operating costs and making the necessary adjustments to allow the Company to continue  to be in a profitable position during fiscal year 2002 and meet operating  cash  flow requirements and debt service obligations.  Management continues to  negotiate with the Company's banking and other financing relationships to provide  for  long-term capital opportunities that will allow the Company to maintain its current position  in  the  market.  Finally, management is actively investigating alliances with other companies in the  litigation industry that could provide additional sources of revenue.

Recently Issued Accounting Pronouncements

In June 1998,  June 1999 and June 2000,  the  Financial  Accounting  Standards  Board issued
Statement of Financial accounting Standards No. 133, "Accounting for Derivative  Instruments
and Hedging  Activities",  SFAS 137,  "Accounting  for  Derivative  Instruments  and Hedging
Activities-Deferral  of the  Effective  Date  of FASB  Statement  No.  133"  and  SFAS  138,
"Accounting for Certain  Derivative  Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133." These statements  establish  accounting and reporting  standards requiring  that  every  derivative  instrument,  including  certain  derivative  instruments embedded  in other  contracts,  be  recorded  in the  balance  sheet as  either  an asset or liability  measured at its fair value.  These  statements  require  that changes in the fair value of a derivative be recognized  currently in earnings unless specific hedge  accounting criteria are met.  This  accounting  is effective  beginning  in 2001.  Management  believes that  there  will  be no  impact  as to  their  current  accounting  practices  due to  this pronouncement.

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

In June 2001 the Financial  Accounting  Standards  Board issued FASB Statements 141 and 142.
These statements,  among other items, deal with the accounting for business acquisitions and intangible  assets  including  goodwill.  The  Company  will be  adopting  these  accounting pronouncements  on January 1, 2002.  Among other items,  these new standards will change the accounting for  amortization of goodwill expense and the imparirment of goodwill in a manner different  than  they  have  been  in the  past.  Currently,  the  Company  has no  goodwill recorded.

The Company has not yet determined what impact, if any, the  implementation of Statement 142 will have on it's testing for impairment of goodwill.

In December  1999,  the Securities  and Exchange  Commission  (SEC) issued Staff  Accounting
Bulletin  ("SAB") 101,  which will become  effective  for financial  statement  with periods ending after December 15, 2000.  SAB 101 provides  guidance on applying  generally  accepted accounting  principles to selected revenue recognition issues.  Management believes that the
Company's revenue recognition policies are in accordance with SAB 101.

PART II

Item 1.  Legal proceedings
      Not applicable.

Item 2.  Changes in securities
      Not applicable.

Item 3.  Defaults upon senior securities
      Not applicable.

Item 4.  Submission of matters to a vote of security holders
      Not applicable

Item 5.  Other information
      Not applicable.

Item 6.  Exhibits and reports on Form 8-K
      (a) No exhibits.
      (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934
the  registrant  has duly caused this report of be signed on its behalf by the  undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:

/s/ Alan Treibitz
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer

/s/ Stephanie S. Kelso
Stephanie S. Kelso
Director, President

Date: August 14, 2001