Form 10QSB
period 2001-09-30
Z AXIS CORP
filed 2001-11-16
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended September 30, 2001.

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
---------------------------------------------------------------------------------
(Address of principal executive                 (Zip Code)
offices)

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
Yes [ X ] No [    ]

The number of common shares outstanding as of September 30, 2001: 3,825,000

                                    CONTENTS

PART I            Financial Statements.

Item 1.   Condensed Balance Sheet as of September 30, 2001 and
           March 31, 2001.

          Condensed Statements of Operations, three and six month
           periods ended September 30, 2001 and 2000.

          Condensed Statements of Cash Flows, six month periods
           ended September 30, 2001 and 2000.

          Notes to Condensed Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

PART II     Other Information.

Item 1.   Legal proceedings.

Item 2.   Changes in securities.

Item 3.   Defaults upon senior securities.

Item 4.   Submission of matters to a vote of security holders.

Item 5.   Other information.

Item 6.   Exhibits and reports on Form 8-K.

SIGNATURES

  PART I  Financial Information

  Item 1.  Financial Statements

  Condensed Balance Sheets

                                                   September 30,      March 31,
                                                       2001             2001
                                                    (Unaudited)
_____________________________________________________________________________

Assets
Current assets:
   Cash                                             $    8,181     $     1,786
   Trade accounts receivable                           473,273         886,109
   Other current assets                                 26,045          31,505
--------------------------------------------------------------------------------
     Total current assets                              507,499         919,400
--------------------------------------------------------------------------------
Property and equipment, at cost                      1,561,968       1,541,827
Accumulated depreciation                            (1,459,784)     (1,407,872)
--------------------------------------------------------------------------------
     Net property and equipment                        102,184         133,955
--------------------------------------------------------------------------------

Capitalized software development costs, net             53,167          87,042
Other assets                                            10,749          10,732
--------------------------------------------------------------------------------

   Total assets                                     $  673,599     $ 1,151,129
_____________________________________________________________________________

Liabilities and stockholders' equity
Current liabilities:
   Line of Credit                                   $  400,000     $   465,000
   Accounts payable                                     88,493     $    65,000
   Accrued expenses                                    118,249         147,676
   Customer deposits                                    29,030         209,736
   Loan from shareholder                                     -          49,030
   Current portion of long-term obligations             16,328          39,433
______________________________________________________________________________
    Total current liabilities                          652,100         975,875
______________________________________________________________________________
Long-term obligations                                    3,268           7,855
Stockholders' equity:
   Common stock                                          3,825           3,825
   Additional paid in capital                        1,446,671       1,446,671
  Retained earnings (deficit)                       (1,432,265)     (1,283,097)
______________________________________________________________________________
    Total stockholders' equity                          18,231         167,399
______________________________________________________________________________

  Total  liabilities and stockholders' equity       $  673,599     $ 1,151,129
______________________________________________________________________________

See notes to condensed financial statements.

Condensed Statements of Operations

                                        Three months ended      Six months ended
                                         September 30,             September 30,
                                      ___________________________________________
                                        2001        2000        2001         2000
                                            (Unaudited)            (Unaudited)
                                      ___________________________________________

Net sales                         $   440,549  $  471,383  $  1,481,060  $ 734,494
Operating expenses:
   Production                         219,329     231,257       753,419    277,675
   Research and development            20,254      22,662        45,381     18,739
   General and administrative         207,336     158,402       411,214    155,858
   Marketing                          127,728     146,892       308,969    180,931
   Depreciation                        23,759      51,994        51,912     56,737
   Amortization of prior year's
    software development costs          1,457          -         33,875      3,892
__________________________________________________________________________________
        Total operating expenses      599,863     611,207     1,604,770    693,832
__________________________________________________________________________________
Income (loss) from operations        (159,314)   (139,824)     (123,710)    40,662
Other (expense) income, net:          (10,430)    (21,593)      (25,458)   (14,685)
__________________________________________________________________________________
Income (loss) before income taxes    (169,744)   (161,417)     (149,168)    25,977
Income tax (expense) benefit               -           -             -           -
__________________________________________________________________________________

Net income (loss)                 $  (169,744) $ (161,417) $   (149,168) $  25,977
__________________________________________________________________________________

Income (loss) per common share of stock:

                Basic             $     (0.04)  $   (0.04) $      (0.04) $    0.01
                Diluted           $     (0.04)  $   (0.04) $      (0.04) $    0.01
__________________________________________________________________________________

 Weighted average number of common shares
   outstanding during the period

                Basic               3,825,000   3,825,000     3,825,000  3,805,000
                Diluted             3,825,000   3,825,000     3,825,000  3,805,000
__________________________________________________________________________________

Condensed Statements of Cash Flows

                                                        Six months ended September 30,
                                                       _______________________________
                                                            2001              2000
                                                                   (Unaudited)
______________________________________________________________________________________
Cash flows from operations:
Net cash provided by (used in) operations               $  184,245       $    (180,124)
______________________________________________________________________________________
Cash flows from investing activities:
  Purchase of property and equipment                       (20,148)               (315)
_______________________________________________________________________________________
Net cash used in investing activities                      (20,148)               (315)
_______________________________________________________________________________________
Cash flows from financing activities:
   Borrowings on line of credit                                 -              225,000
   Payments on line of credit                              (65,000)           (125,000)
   Debt and capital lease payments                         (27,692)            (61,484)
   Payments to shareholder                                 (65,000)                  -
   Loan from shareholder                                         -              25,000
   Proceeds from exercise of stock options                       -               2,500
_______________________________________________________________________________________
Net cash (used in) provided by financing activities       (157,692)             66,016
_______________________________________________________________________________________
Net (decrease) increase in cash                              6,405            (114,423)
 Cash , beginning of period                                  1,786              61,374
_______________________________________________________________________________________
Cash, end of period                                     $    8,191       $     (53,049)
_______________________________________________________________________________________
See notes to condensed financial statements.

Notes to Condensed Financial Statements.

Note 1.  Interim Financial Information

The  accompanying  Condensed  Balance  Sheet at  September  30,  2001,  Condensed
Statements  of Operations  for the three and six month  periods  ended  September
30, 2001 and 2000 and Cash Flows for the six month  periods  ended  September 30,
2001  and  2000,  should  be read in  conjunction  with the  Company's  financial statements  and  notes  for the  years  ended  March  31,  2001 and  2000.  These
condensed   financial   statements   contain  all  adjustments   that  management
considers  necessary for fair  presentation.  Results for interim periods are not necessarily indicative of results for a full year.

Note 2.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                                                  September 30,
                                                                  ____________
                                                                        2001
______________________________________________________________________________
Trade accounts receivable                                        $     527,397
Less allowance for bad debt                                             54,124
______________________________________________________________________________
Trade accounts receivable, net                                   $     473,273
______________________________________________________________________________

Approximately  22% of the Company's  trade  receivables was due from one customer at September 30, 2001.

Note 3.  Debt

Long-term debt consists of the following:

                                                                September 30,
                                                                     2001
______________________________________________________________________________
Capital lease obligations                                        $      19,596
Less current portion                                                    16,328
______________________________________________________________________________
Long term capital lease obligations                              $       3,268
______________________________________________________________________________

The Company leases certain  production  and office  equipment  under the terms of
capital   leases.   The   capitalized   value  of  the   leased   equipment   was
approximately   $145,000  at  September   30,  2001.   The  related   accumulated
depreciation  was  approximately  $107,000 at September  30, 2001.  These amounts are combined  with  similar  equipment in the  accompanying  condensed  financial statements.  Lessors have a security  interest in all  equipment  classified as a capital lease.

The Company  maintains  a line of credit in the amount of  $500,000  with a bank, which matures  April 2002.  If drawn upon,  the  indebtedness  bears  interest at the bank's  prime rate plus one percent per annum (7.5% at September  30,  2001).
The  Company's  accounts  receivable  secure any amounts  drawn under the line of credit.  As of September 30, 2001 the balance outstanding was $400,000.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The accompanying  Condensed  Balance Sheet as of September 30, 2001 and Condensed
Statements  of  Operations  and Cash  Flows for the  three  month  periods  ended
September  30, 2001 and 2000  should be read in  conjunction  with the  Company's financial  statements  and  notes for the years  ended  March 31,  2001 and 2000.
These condensed  financial  statements  contain all  adjustments  that management considers  necessary for fair  presentation.  Results for interim periods are not necessarily  indicative  of  results  for a full  year.  Except  where  otherwise noted,  references  to periods  are to periods of fiscal  years ended March 31 of the year stated.

FORWARD LOOKING STATEMENTS

In  addition  to the  historical  information,  this 10-Q and the  Annual  Report incorporated by reference herein, contain  forward-looking  statements within the meaning of the Private  Securities  Litigation Reform Act of 1995 and the Company
desires to take  advantage of the "Safe Harbor"  provisions  thereof.  Therefore, the Company is  including  this  statement  for the  express  purpose of availing itself  of the  protections  of such  Safe  Harbor  with  respect  to all of such
forward-looking   statements.  The  forward-looking  statements  in  this  report reflect the  Company's  current views with respect to future events and financial
uncertainties,   including  those  discussed  herein,  that  could  cause  actual results to differ  materially from historical  results or those  anticipated.  In
this  report,  the  words  "anticipates",   "believes",   "expects",   "intends",
"future" and similar expressions  identify  forward-looking  statements.  Readers are  cautioned  not to place  undue  reliance on the  forward-looking  statements
contained  herein,   which  speak  only  as  of  the  date  hereof.  The  Company undertakes no obligation to publicly revise these  forward-looking  statements to reflect events or circumstances that may arise after the date of this report.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and  six-month  periods  ended  September  30,  2001 were
$440,549 and $1,481,060,  respectively.  Net sales for the corresponding  periods ended  September  30,  2000  were  $471,383  and  $1,205,877,  respectively.  The decrease  in  sales  for the  three-month  period  ended  September  30,  2001 as compared to the  corresponding  period  ended  September  30, 2000 was 6.5%.  The decrease  in revenues  during the second  quarter of fiscal year 2002 as compared to the first  quarter was due to several jobs not  becoming  active as quickly as anticipated.  Several  litigation  projects  expected to  commence in  September, were  delayed due to the recent  national  events.  The backlog at March 31, 2001
was  $2,217,000  as  compared  to  $2,304,500  at  March  31,  2000.   Management
believes  that the  backlog  will be  comparable  during  the  third  and  fourth quarters of fiscal  2002.  For the six months  ended  September  30, 2001 the net sales  levels  increased  23% as compared to the same period of the prior  fiscal year.  The  increase in revenue is mainly the result of billings to one client of approximately  $400,000  during the first quarter of fiscal 2002 for support on a large  trial that  utilized a  significant  amount of  contract  labor to produce core  litigation  service  revenue  as well as VuPoint  rental and trial  support revenues.  Management  expects  that the  fiscal  year 2002 third  quarter  sales will be $550,000 to $650,000.

Production Expenses

Production  expenses  were  $219,329  and  $753,419  for the three and  six-month periods  ended  September  30, 2001 as  compared to $231,257  and 508,932 for the three and six-month  periods ended  September 30, 2000.  These results  represent a  decrease  of 5% and an  increase  of 48% for the three and  six-month  periods ended  September  30, 2001 as compared  to the same  periods of the prior  fiscal year.  The  three-month  decrease  was  expected in the second  quarter of fiscal
2002 as  compared to fiscal 2001 due to the lower  sales  revenues  resulting  in
less  labor  needed  for  the  quarter.   The  overall  six  month   increase  in
production   expenses  was  the  direct  result  of  additional   one-time  labor
expenditures  incurred  for  out of  state  contractors  needed  to  support  the litigation  service  obligation  that the Company had with one client  during the first quarter of fiscal 2002.  The Company  continues to utilize  contract  labor to manage  fluctuating  costs associated with trial support  activities,  as well as regular  core  services.  Management  expects the  production  expenses in the third  and  fourth  quarters  to  be  comparable  to  the  second  quarter  as  a percentage of core sales.

Research and Development Expenses

Research  and  development  expenses  were  $20,254 and $45,381 for the three and six-month  periods  ended  September  30, 2001 as compared to $22,662 and $41,401 for the three and  six-month  periods  ended  September  30, 2000.  These results represent  a decrease  of 11% for the  three-month  period and an increase of 10%
for the  six-month  period  ended  September  30,  2001 as  compared  to the same periods of the prior fiscal year.  The  three-month  decrease was due to slightly lower  expenditures  for supplies and materials.  The six-month  increase was due to a normal annual increase in  compensation  costs coupled with a small increase in  support  materials  and  software  during the first  quarter of fiscal  2002.
Research and  development  costs are incurred as the Company  continues to refine
and  enhance  the  VuPoint   system.   Management   considers   VuPoint  to  have
significant   long-term   revenue   potential  and  plans  to  continue   further
enhancements   and  upgrades  to  the  product  into  the  next  fiscal  quarter.
Research and  development  expenses are expected to stay at the same level in the third quarter of fiscal 2002.

General and Administrative Expenses

General and  administrative  expenses  were  $207,336  and $411,214 for the three and  six-month  periods  ended  September  30, 2001 as  compared to $158,402  and
$314,260 for the three and  six-month  periods ended  September  30, 2000.  These results  represent an increase of 31% for the three and  six-month  periods ended
September  30,  2001 as compared to the same  periods of the prior  fiscal  year.
The increase is due to  reclassification  of  executive  costs from the sales and marketing  department  when  the  Vice  President  of  Sales  and  Marketing  was promoted to President  during the first  quarter of fiscal  2002,  coupled with a normal annual increase in  compensation  costs for personnel in the executive and administrative  departments.  Executive  costs are  combined  with other  general
and   administrative   costs  in  the  financial   statements  for   presentation
purposes.  General and  administrative  expenses are expected to stay at the same level in the third quarter of fiscal 2002.

Marketing Expenses

Marketing  expenses  were  $127,728  and  $308,969  for the three  and  six-month periods  ended  September  30, 2001 as compared to $146,892  and $327,824 for the three and six-month  periods ended  September 30, 2000.  These results  represent decreases of 13% and 6% for the three and six-month  periods ended  September 30,
2000 as compared to the same  periods of the prior  fiscal  year.  The  decreased marketing  expenditures  for the three and six-month  periods ended September 30,
2001 were due to the  reclassification  of executive costs as noted above, offset in part by an increase in commissions  expense due to the first quarter  increase in  revenues.  Marketing  costs are  expected to increase in the third and fourth
quarters  as  management  anticipates   expenditures  to  produce  new  marketing
literature  and  brochures  as  well  as  recruitment   costs  to  hire  a  sales
consultant on the West Coast.

Depreciation Expense

Depreciation  expenses  were  $23,759  and  $51,912  for the three and  six-month periods  ended  September  30, 2001 as compared to $51,994 and  $108,731  for the three and six-month  periods ended  September 30, 2000. The decrease was expected as  approximately  90% of the fixed assets are fully  depreciated.  The Company's fixed assets  consist of a  significant  amount of computer and other  production equipment that is depreciated  using the  straight-line  method over two to three years.  Due to the  nature  of the  technology  and the  rapid  changes  that are made to  computer  and  production  systems,  the useful  lives for  depreciation purposes on this  equipment  are  relatively  short.  The  Company  does not plan any significant fixed asset purchases in the third quarter of fiscal year 2002.

Amortization of prior years' software development costs

Amortization  expense  related  to  capitalized  software  development  costs was
$1,457 and $33,875 for the three and six-month  periods ended  September 30, 2001 as  compared  to $0  and  $6,738  for  the  three  and  six-month  periods  ended
September 30, 2000. The increase in  amortization  costs was due to the fact that
amortization   expense  is  calculated  as  a  percentage  of  VuPoint   revenue.
VuPoint  revenue  earned in the  six-month  period ended  September  30, 2001 was
$322,104 as compared to $67,384 for the same  six-month  period  ended  September
30, 2000.

Operating Income and Expenses

Loss from  operations  was  $(159,314) and $(123,710) for the three and six-month periods  ended  September  30, 2001.  Loss from  operations  was  $(139,824)  and
$(102,009)  for the  corresponding  three and six-month  periods ended  September
30,  2000.  The loss from  operations  for the three and  six-month  period ended
September  30, 2001 was the direct  result of the  decrease in sales  revenue for the second  quarter of fiscal year 2002.  These  results  represent a 14% and 21%
increase  in the three and  six-month  operating  losses for fiscal  year 2002 as compared  to the same  periods  in fiscal  year  2001.  Management  continues  to investigate  and  evaluate  new  sources of revenue  for the  Company,  including sales of core  services  and  products  to  corporate  accounts,  which will help strengthen  revenues  and decrease or eliminate  quarterly  losses.  In addition, management  continues  to  monitor  expenditure  commitments  to ensure  that the
Company is operating at efficient and appropriate cost levels.

Other Expense

Other expense was $10,430 and $25,458 for the three and  six-month  periods ended
September  30,  2001 as  compared  to  $21,593  and  $33,431  for the  three  and six-month  periods ended  September  30, 2000.  The decrease in other expense was the  result of a  decrease  in  interest  expense  as the  Company  continues  to paydown the line of credit balance and capital lease obligations.

Income Tax Expense

Income tax  provision  is not  recorded for fiscal years 2002 or 2001 because the
Company has  approximately  $1,668,000 in federal  income tax loss carry forwards that expire in the years 2001 through 2020.

Net Income

Net loss and basic loss per share was  $(169,744)  and $(.04) for the three month period  ended  September  30,  2001 and  $(149,168)  and $(.04) for the six month period  ended  September  30,  2001.  These  results are compared to net loss and basic loss per share of  $(161,417)  and $(.04) for the three month  period ended
September  30,  2000 and  $(135,440)  and $(.04) for the six month  period  ended
September  30,  2000.  Diluted  loss per  common  share was $(.04) and $(.04) for the three and six month periods ended September 30, 2001 and September 31,2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's  working  capital  position was  $(144,601).
Cash  flow  provided  by  operations  was  $184,245  for  the  six  months  ended
September  30,  2001,  as  compared  to  $(180,124)  for  the  six  months  ended
September  30, 2000.  The  majority of the  Company's  cash flow from  operations during  the first and  second  quarters  of fiscal  2002 was used to make  normal
payments  on  operating   expenses   and  capital   lease   obligations.   It  is
management's  opinion that through cash  management and other  measures,  working capital  for  the  foreseeable  future  will  be  sufficient  to  meet  operating requirements.

Capital  additions  were $20,148  during the three and  six-month  periods  ended
September 30, 2001.

Debt and capital  lease  payments were  $(27,692) for the six-month  period ended
September 30, 2001.  Payments on the  shareholder  advance were $(65,000) for the six-month  period ended  September 30, 2001.  Payments on the line of credit were
$(65,000) for the six-month period ended September 30, 2001.

The  timing  of the  Company's  production  volumes  is  largely  dependent  upon factors  that  are not  within  its  control,  namely  the  timing  of  courtroom litigation  or the  potential  that  litigation  may  settle  before  trial.  The increase in sales volume for the  six-month  period ended  September  30, 2001 as compared to the same period  ended  September  30, 2000 is due to the increase in
VuPoint  revenue  during the first  quarter of fiscal 2002.  The backlog  remains at  approximately  $2.2 million and  management  believes that sales volumes will range  between  $550,000 and $650,000 for the third  quarter of fiscal year 2002.
Management is  monitoring  operating  costs and making the necessary  adjustments to allow the  Company  re-establish  a  profitable  position  during  fiscal year
2002 and meet  operating  cash flow  requirements  and debt service  obligations.
Management   continues  to  negotiate  with  the  Company's   banking  and  other
financing  relationships  to provide for  long-term  capital  opportunities  that will  allow  the  Company  to  maintain  its  current  position  in  the  market.
Subsequent to September 30, 2001, a  modification  was made to the line of credit
forebearance   agreement   with   the   Company's   banking   institution.    The
modification  allows for the  previously  agreed  upon  principal  payments to be
deferred  for  a  period  of  three  months  beginning  October  2001.   Finally,
management  is  actively  investigating  alliances  with other  companies  in the litigation industry that could provide additional sources of revenue.

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

In June 2001, the Financial  Accounting  Standards  Board issued FASB  Statements
141 and 142. These  statements,  among other items,  deal with the accounting for business  acqusitions  and  intangible  assets  including  goodwill.  The Company will be  adopting  these  accounting  pronouncements  on January  1, 2002.  Among other items,  these new standards will change the accounting for  amortization of goodwill  expense and the impairment of goodwill in a manner  different than they have been in the past.  Management  believes there will be no significant  impact from the adoption of these standards.

PART II  Other information.

Item 1.  Legal proceedings.

         Not applicable.

Item 2.  Changes in securities.

         Not applicable.

Item 3.  Defaults upon senior securities.

         Not applicable.

Item 4.  Submission of matters to a vote of security holders.

          The Annual Meeting of  Shareholders of the Corporation was held at the corporate  offices on September 21, 2001.  The following  individuals  were elected to serve as directors of the corporation:

     Name                   Shares Voted For  Shares  Voted "Withhold Authority"
     ______________________________________________________________________________
     Steven H. Cohen             1,979,965                       14,600
     Alan Treibitz               1,978,965                       14,600
     Stephanie S. Kelso          1,978,965                       14,600
     Marilyn T. Heller           1,979,965                       14,600
     Marvin A. Davis             1,979,965                       14,600
     James E. Pacotti, Jr.       1,979,965                       14,600

Item 5.  Other information.

         Not applicable.

Item 6.  Exhibits and reports on Form 8-K.

      (a) No exhibits.
      (b) No  reports  on Form 8-K have  been  filed  during  the  quarter  ended
          September 30, 2001.

SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the Securities  Exchange
Act of 1934 the  registrant  has duly  caused  this  report  of be  signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:

/s/ Alan Treibitz
______________________________
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer

 /s/ Stephanie S. Kelso
______________________________
Stephanie S. Kelso
Director, President

Date: November 14, 2001