Form 10QSB
period 2001-12-31
Z AXIS CORP
filed 2002-02-19
CIK 723928

                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934

For the quarterly period ended December 31, 2001.

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
--------------------------------------------------------------------------------------------
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
Yes [ X ] No [    ]
                   -----

The number of common shares outstanding as of December 31, 2001: 3,825,000

                                         CONTENTS

PART I            Financial Statements.

      Item 1.     Condensed Balance Sheets as of December 31, 2001 and
                  March 31, 2001.

                  Condensed Statements of Operations, three and nine month periods ended December 31, 2001 and 2000.

                  Condensed Statements of Cash Flows, nine month periods
                  ended December 31, 2001 and 2000.

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

            Item 5.     Other information.

            Item 6.     Exhibits and reports on Form 8-K.

SIGNATURES

PART I  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

                                                               December 31,    March 31,
                                                                  2001           2001
                                                               (Unaudited)
-----------------------------------------------------------------------------------------

Assets
Current assets:
     Cash                                                           $ 1,761       $ 1,786
     Trade accounts receivable                                      718,011       886,109
     Other current assets                                            12,829        31,505
-----------------------------------------------------------------------------------------
        Total current assets                                        732,601       919,400
-----------------------------------------------------------------------------------------
Property and equipment, at cost                                   1,437,324     1,541,827
Accumulated depreciation                                        (1,355,786)    (1,407,872)
-----------------------------------------------------------------------------------------
        Net property and equipment                                   81,538       133,955
-----------------------------------------------------------------------------------------

Capitalized software development costs, net                          45,679        87,042
Other assets                                                         10,749        10,732
-----------------------------------------------------------------------------------------

     Total assets                                                 $ 870,567   $ 1,151,129
-----------------------------------------------------------------------------------------

Liabilities and stockholders' equity
Current liabilities:
     Bank overdraft                                                 $ 4,349   $        -
     Line of Credit                                                 387,500       465,000
     Advance from shareholder                                        51,000        65,000
     Accounts payable                                               143,003       147,676
     Accrued expenses                                               145,738       209,736
     Customer deposits                                               36,030        49,030
     Current portion of capital lease obligations                    10,015        39,433
-----------------------------------------------------------------------------------------
        Total current liabilities                                   777,635       975,875
-----------------------------------------------------------------------------------------
Long-term obligations                                                     -         7,855
Stockholders' equity:
     Common stock                                                     3,825         3,825
     Additional paid in capital                                   1,446,671     1,446,671
     Accumulated deficit                                        (1,357,564)    (1,283,097)
-----------------------------------------------------------------------------------------
        Total stockholders' equity                                   92,932       167,399
-----------------------------------------------------------------------------------------

     Total  liabilities and stockholders' equity                  $ 870,567   $ 1,151,129
-----------------------------------------------------------------------------------------

See notes to condensed financial statements.

Condensed Statements of Operations
                                            Three months ended      Nine months ended
                                                 December 31,          December 31,
                                            ------------------------------------------
                                                2001       2000     2001          2000
                                                  (Unaudited)           (Unaudited)
--------------------------------------------------------------------------------------

Net sales                                    $ 725,866  $ 887,516 $ 2,206,926 $ 2,093,393
Operating expenses:
      Production                               276,101    281,003   1,029,520     789,935
      Research and development                  29,060     22,670      74,441      64,071
      General and administrative               179,298    173,389     590,512     487,649
      Marketing                                131,107    183,186     440,076     511,010
      Depreciation                              20,629     41,741      72,541     150,472
      Amortization of prior year's
       software development costs               l7,488      3,361      41,363      10,099
-----------------------------------------------------------------------------------------
         Total operating expenses              643,683    705,350   2,248,453   2,013,236
------------------------------------------------------------------------------------------
Income (loss) from operations                   82,183    182,166     (41,527)     80,157
Other (expense) income, net:                    (7,482)   (11,872)    (32,940)    (45,303)
------------------------------------------------------------------------------------------
Income (loss) before income taxes               74,701    170,294     (74,467)     34,854
Income tax (expense) benefit                                3,821                   3,821
-----------------------------------------------------------------------------------------

Net income (loss)                             $ 74,701  $ 174,115   $ (74,467)   $ 38,675
-----------------------------------------------------------------------------------------

Income (loss) per common share of stock:
                       Basic                    $ 0.02     $ 0.05     $ (0.02)     $ 0.01
                       Diluted                  $ 0.02     $ 0.05     $ (0.02)     $ 0.01
-----------------------------------------------------------------------------------------

Weighted average number of common shares
      outstanding during the period
                       Basic                 3,825,000  3,825,000   3,825,000   3,825,000
                       Diluted               3,825,000  3,825,000   3,825,000   3,825,000
-----------------------------------------------------------------------------------------

Condensed Statements of Cash Flows

                                                        Nine months ended December 31,
                                                       -------------------------------
                                                              2001        2000
                                                                 (Unaudited)
--------------------------------------------------------------------------------------
Cash flows from operations:
Net cash provided by (used in) operations               $ 144,542       $ (33,569)
---------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property and equipment                   (20,143)         (6,532)
---------------------------------------------------------------------------------
Net cash used in investing activities                     (20,143)         (6,532)
---------------------------------------------------------------------------------
Cash flows from financing activities:
     Borrowings on line of credit/bank overdraft            4,349         225,000
     Payments on line of credit                           (77,500)       (125,000)
     Payments to shareholder                              (65,000)             -
     Advance from shareholders                             51,000              -
     Debt and capital lease payments                      (37,273)        (86,971)
     Proceeds from exercise of stock options                    -           2,500
---------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      (124,424)         15,529
---------------------------------------------------------------------------------

Net increase (decrease) in cash                               (25)        (24,572)
Cash , beginning of period                                  1,786          61,374
---------------------------------------------------------------------------------
Cash, end of period                                       $ 1,761        $ 36,802
---------------------------------------------------------------------------------

See notes to condensed financial statements.

Notes to Condensed Financial Statements.

Note 1.  Interim Financial Information

The  accompanying  Condensed  Balance  Sheets as of December  31,  2001 and March 31,  2001,
Condensed  Statements of Operations  for the three and nine month periods ended December 31,
2001 and 2000 and Cash Flows for the nine month  periods  ended  December 31, 2001 and 2000, should be read in  conjunction  with the Company's  financial  statements  and notes for the years  ended March 31,  2001 and 2000.  These  condensed  financial  statements  contain all adjustments that management  considers necessary for fair presentation.  Results for interim periods are not necessarily indicative of results for a full year.

Note 2.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                                      December 31,    March 31,
                                                          2001          2001
----------------------------------------------------------------------------------
Trade accounts receivable                             $ 781,450       $ 931,743
Less allowance for bad debt                              63,439          45,634
----------------------------------------------------------------------------------
Trade accounts receivable, net                        $ 718,011       $ 886,109
----------------------------------------------------------------------------------

Approximately 56% of the Company's trade receivables were due from three separate  customers at December 31, 2001.

Note 3.  Debt

Long-term debt consists of the following:

                                                      December 31,    March 31,
                                                          2001          2001
----------------------------------------------------------------------------------
Capital lease obligations                             $  10,015       $  47,288
Less current portion                                     10,015          39,433
----------------------------------------------------------------------------------
Long term capital lease obligations                   $      -            7,855
----------------------------------------------------------------------------------

The  Company  leases  certain  production  and office  equipment  under the terms of capital leases.  The  capitalized  value of the  leased  equipment  was  approximately  $145,000  at
December  31, 2001.  The related  accumulated  depreciation  was  approximately  $112,000 at
December 31, 2001.  These  amounts are combined with similar  equipment in the  accompanying
condensed  financial  statements.   Lessors  have  a  security  interest  in  all  equipment
classified as a capital lease.

The  Company  entered  into an  agreement  with a bank  for a  line-of-credit  of
$500,000  that was due October  2000.  The bank  extended  the due date to August
15,   2001   by   issuance   of  a   forbearance   agreement   to  the   original
line-of-credit.  The  forbearance  agreement  requires  the Company to reduce the principal  balance of the  line-of-credit to the lesser of $410,000 or the amount available  under the  borrowing  base  limitations  as  originally  stated in the line-of-credit  agreement by July 25, 2001.  The interest  rate is  calculated at
1% over the bank's  prime rate  (6.25% at  December  31,  2001) and  interest  is
payable  monthly.   The  line  is  collateralized   by  the  Company's   accounts
receivable   and   general   intangibles.   The   balance   outstanding   on  the
line-of-credit  at December 31, 2001 was  $387,500.  The  agreement  requires the
Company  comply with  certain  restrictive  and  financial  covenants,  which the
Company was not in  compliance  with at  December  31,  2001.  The Company was in compliance  with the  borrowing  base  covenant at December 31, 2001.  Subsequent to year-end,  the bank extended the terms of the  forbearance  agreement to April
15, 2002,  which requires  certain paydowns on a monthly basis over the remaining term of the  agreement.  The  bank  provided  a  waiver  for  required  principal reductions for October,  November and December,  2001 with principal payments due monthly in 2002.  The Company did not meet the required  principal  reductions in
January, 2002.  (See Part II Item 3 for further discussion)

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  accompanying  Condensed  Balance  Sheets as of December 31, 2001 and March  31,2001 and
Condensed  Statements  of  Operations  and Cash Flows for the three and nine  month  periods ended December 31, 2001 and 2000 should be read in conjunction with the Company's  financial statements  and  notes  for the  years  ended  March  31,  2001 and  2000.  These  condensed financial  statements contain all adjustments that management  considers  necessary for fair presentation.  Results for interim periods are not  necessarily  indicative of results for a full year.  Except where  otherwise  noted,  references  to periods are to periods of fiscal years ended March 31 of the year stated.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and  nine-month  periods  ended  December 31, 2001 were $725,866 and
$2,206,926,  respectively.  Net sales for the corresponding  periods ended December 31, 2000 were  $887,516  and  $2,093,393,  respectively.  The  decrease in sales for the  three-month period ended  December 31, 2001 as compared to the  corresponding  period ended December 31,
2000 was 18.2%.  The  decrease in revenues  during the third  quarter of fiscal year 2002 as compared to the third quarter of fiscal 2001 was due to several jobs not becoming  active as quickly as anticipated.  Several litigation projects expected to commence in September, were delayed due to the recent  national  events.  For the nine months  ended  December  31, 2001 the net sales  levels  increased 5% as compared to the same period of the prior fiscal year.
The  increase  in revenue is mainly the result of  billings  to one client of  approximately
$400,000  during the first quarter of fiscal 2002 for support on a large trial that utilized a significant  amount of contract labor to produce core  litigation  service revenue as well as VuPoint rental and trial support revenues.  Management  expects that the fiscal year 2002 fourth quarter sales will be $450,000 to $650,000.

Operating Income and Expenses

Income  (loss)  from  operations  was  $82,183  and  $(41,527)  for the three and nine month periods ended  December 31, 2001.  Income from  operations  was $182,166 and $80,157 for the corresponding  three and  nine-month  periods  ended  December  31,  2000.  The  decrease in income from  operations  for the three and nine month  periods  ended  December  31, 2001 as compared to the same periods ended  December 31, 2000 were the direct result of the decrease in sales revenue for the second quarter of fiscal year 2002.  The third quarter  results for fiscal year 2001  resulted in an increase in  revenues,  however the  increase was not large enough  to  recover  the  year  to  date  loss  from  operations.  Management  continues  to investigate  and evaluate new sources of revenue for the  Company,  including  sales of core services  and  products to  corporate  accounts,  which will help  strengthen  revenues  and decrease or  eliminate  quarterly  losses.  In  addition,  management  continues  to monitor
expenditure   commitments  to  ensure  that  the  Company  is  operating  at  efficient  and appropriate cost levels.

Production Expenses

Production  expenses were $276,101 and $1,029,520 for the three and nine-month periods ended
December 31, 2001 as compared to $281,003 and 789,935 for the three and  nine-month  periods ended  December 31, 2000.  These  results  represent a decrease of 2% and an increase of 30%
for the three and  nine-month  periods  ended  December  31,  2001 as  compared  to the same periods of the prior  fiscal  year.  The three  month  decrease  was  expected  in the third quarter of fiscal 2002 as compared to fiscal 2002 due to the lower sales revenues  resulting in less labor needed for the quarter as well as a decrease in  production  management  cost.
The overall nine month  increase in production  expenses was the direct result of additional one-time  labor  expenditures  incurred for out of state  contractors  needed to support the litigation  service obligation that the Company had with one client during the first quarter of fiscal 2002. The Company continues to utilize contract labor to manage  fluctuating costs associated  with trial  support  activities,  as well as regular core  services.  Management expects the production  expenses in the fourth quarter to be comparable to the third quarter as a percentage of core sales.

Research and Development Expenses

Research and  development  expenses  were  $29,060 and $74,441 for the three and  nine-month periods  ended  December  31,  2001 as  compared  to $22,670  and  $64,071 for the three and nine-month  periods ended December 31, 2000.  These results  represent  increases of 28% and
16% for the three and  nine-month  periods  ended  December 31, 2001 as compared to the same periods of the prior fiscal year.  The  increases  were due to a normal  annual  increase in compensation  costs coupled with a small increase in support  materials and software  during the first three  quarters of fiscal  2002.  Research and  development  costs are incurred as the  Company  continues  to refine and  enhance the  VuPoint  system.  Management  considers
VuPoint to have  significant  long-term  revenue  potential  and plans to  continue  further enhancements  and  upgrades  to the  product  into the next  fiscal  quarter.  Research  and development  expenses are expected to stay at the same level in the fourth quarter of fiscal
2002.

General and Administrative Expenses

General and administrative  expenses were $179,298 and $590,512 for the three and nine-month periods  ended  December  31, 2001 as compared to $173,389  and  $487,649  for the three and nine-month  periods ended December 31, 2000.  These results  represent a 3% and 21% increase for the three and  nine-month  periods  ended  December  31,  2001 as  compared  to the same periods of the prior  fiscal  year.  The  increase is due to  reclassification  of executive costs  from  the  sales  and  marketing  department  when the Vice  President  of Sales  and
Marketing was promoted to President during the first quarter of fiscal 2002,  coupled with a
normal  annual  increase  in   compensation   costs  for  personnel  in  the  executive  and
administrative   departments.   Executive   costs  are  combined   with  other  general  and
administrative  costs in the financial  statements for  presentation  purposes.  General and administrative  expenses  are  expected  to stay at the same level in the fourth  quarter of fiscal 2002.

Marketing Expenses

Marketing  expenses  were $131,107 and $440,076 for the three and  nine-month  periods ended
December 31, 2001 as compared to $183,186 and $511,010 for the three and nine-month  periods ended  December 31, 2000.  These  results  represent  decreases of 28% and 14% for the three and nine-month  periods ended December 31, 2001 as compared to the same periods of the prior fiscal year.  The  decreased  marketing  expenditures  for the three and nine month  periods ended December 31, 2001 were due to the  reclassification of executive costs as noted above, decrease  in  commissions  due to lower  revenue  levels,  vacancy  of one sales  consultant position and a decrease in advertising  and outside  marketing  materials  costs.  Marketing costs are expected to increase in the fourth quarter as management anticipates  expenditures to produce new marketing  literature  and brochures as well as  recruitment  costs to hire a sales consultant on the West Coast.

Depreciation Expense

Depreciation  expenses were $20,629 and $72,541 for the three and  nine-month  periods ended
December 31, 2001 as compared to $41,741 and $150,472 for the three and  nine-month  periods ended December 31, 2000. The decrease was expected as approximately  94% of the fixed assets are fully  depreciated.  The  Company's  fixed  assets  consist of a  significant  amount of computer and other production  equipment that is depreciated using the straight-line  method over two to three  years.  Due to the nature of the  technology  and the rapid  changes that are made to computer and production systems,  the useful lives for depreciation  purposes on this  equipment  are  relatively  short.  The Company  does not plan any  significant  fixed asset purchases in the fourth quarter of fiscal year 2002.

Amortization of prior years' software development costs

Amortization  expense  related  to  capitalized  software  development  costs was $7,488 and
$41,363 for the three and  nine-month  periods ended December 31, 2001 as compared to $3,361 and $10,099 for the three and  nine-month  periods ended  December 31, 2000. The increase in amortization  costs  was due to the  fact  that  amortization  expense  is  calculated  as a percentage  of VuPoint  revenue.  VuPoint  revenue  earned in the  nine-month  period  ended
December 31, 2001 was $413,630 as compared to $100,991 for the same nine-month  period ended
December 31, 2000.

Other Expense

Other expense was $7,482 and $32,940 for the three and nine-month periods ended December
31, 2001 as compared to $11,872 and $45,303 for the three and nine-month periods ended
December 31, 2000.  The decrease in other expense was the result of a decrease in interest expense as the Company continues to paydown the line of credit balance and capital lease obligations.

Income Tax Expense

Income tax  provision  is not recorded for fiscal years 2002 or 2001 because the Company has approximately  $1,668,000 in federal income tax loss carry forwards that expire in the years
2001 through 2020.

Net Income

Net income  (loss) and basic  income  (loss)  per share was  $74,701  and $.02 for the three month period  ended  December  31, 2001 and  $(74,467)  and $(.02) for the nine month period ended  December  31,  2001.  These  results are  compared to net income and basic income per share of $174,115 and $.05 for the three month  period  ended  December 31, 2000 and $38,675 and $.01 for the nine month  period  ended  December 31,  2000.  Diluted  income  (loss) per common  share was $.02 and $(.02) for the three and nine month  periods  ended  December 31,
2001 and $.05 and $.01 for the three and nine month periods ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company's working capital position was $(45,034).  Cash flow provided by operations was $144,542 for the nine months ended December 31, 2001, as compared to $(33,569) for the nine months ended December 31, 2000.  The majority of the
Company's cash flow from operations during the first three quarters of fiscal 2002 was used make normal payments on operating expenses and capital lease obligations.  It is management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions were $20,143 during the three and nine-month periods ended December 31,
2001.

Debt and capital lease payments were $(37,273) for the nine month period ended December 31,
2001.  Payments net of borrowings on the shareholder advances were $(14,000) for the nine month period ended December 31, 2001.  Payments on the line of credit were $(77,500) for the nine month period ended December 31, 2001.

The  Company  entered  into an  agreement  with a bank  for a  line-of-credit  of
$500,000  that was due October  2000.  The bank  extended  the due date to August
15,   2001   by   issuance   of  a   forbearance   agreement   to  the   original
line-of-credit.  The  forbearance  agreement  requires  the Company to reduce the principal  balance of the  line-of-credit to the lesser of $410,000 or the amount available  under the  borrowing  base  limitations  as  originally  stated in the line-of-credit  agreement by July 25, 2001.  The interest  rate is  calculated at
1% over the bank's  prime rate  (6.25% at  December  31,  2001) and  interest  is
payable  monthly.   The  line  is  collateralized   by  the  Company's   accounts
receivable   and   general   intangibles.   The   balance   outstanding   on  the
line-of-credit  at December 31, 2001 was  $387,500.  The  agreement  requires the
Company  comply with  certain  restrictive  and  financial  covenants,  which the
Company was not in  compliance  with at  December  31,  2001.  The Company was in compliance  with the  borrowing  base  covenant at December 31, 2001.  Subsequent to year-end,  the bank extended the terms of the  forbearance  agreement to April
15, 2002,  which requires  certain paydowns on a monthly basis over the remaining term of the  agreement.  The  bank  provided  a  waiver  for  required  principal reductions for October,  November and December,  2001 with principal payments due monthly in 2002.  The Company did not meet the required  principal  reductions in
January, 2002.  (See Part II Item 3 for further discussion)

The timing of the Company's production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that litigation may settle before trial.  The increase in sales volume for the nine month period ended December 31, 2001 as compared to the same period ended December 31, 2000 is due to the increase in VuPoint revenue during the first quarter of fiscal 2002.  The backlog remains at approximately $2.2 million and management believes that sales volumes will range between $500,000 and $650,000 for the fourth quarter of fiscal year 2002.  Management is monitoring operating costs and making the necessary adjustments to meet operating cash flow requirements and debt service obligations.  Management continues to negotiate with the
Company's banking and other financing relationships to provide for long-term capital opportunities that will allow the Company to maintain its current position in the market.
In October 2001, a modification was made to the line of credit forbearance agreement with the Company's banking institution.  The modification allows for the previously agreed upon principal payments to be deferred for a period of three months beginning October 2001.
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

     The Company has a forbearance  agreement with its financial  institution in conjunction  with  its  line of  credit  agreement.  As of the date of this filing, the Company did not meet its required principal payment for January
     2002;  however,  the  Company  anticipates  making its  required  principal payment  reductions for January and February 2002 by the required  February due date.

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
------------------------
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer

 /s/ Stephanie S. Kelso
-----------------------------------------------
Stephanie S. Kelso
Director, President

Date: February 14, 2001