Form 10KSB
period 2002-03-31
Z AXIS CORP
filed 2002-07-01
CIK 723928

                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-KSB

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
Act of 1934

For the fiscal year ended March 31, 2002.

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

Title of each class                  Name of each exchange on which registered
--------------------------------------------------------------------------------------------

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy of information  statements incorporated  by reference in Part III of this Form 10 - KSB or any amendment to this Form 10-KSB [ ].

The  registrant's  common stock trades on the  electronic  bulletin board of the
Over-the-Counter  market under the trading symbol "AXIS".  The aggregate  market value of the registrant's  voting stock held by non-affiliates of the registrant as of March 31, 2002 was  $229,500.  The aggregate  market value was  calculated based upon the number of shares held by non-affiliates on March 31, 2002 and the price at which the  registrant's  common  stock  traded on May 23, 2002 the last date on which the  registrant  had  knowledge  of a public trade prior to filing this report.

The number of common shares outstanding as of March 31, 2002: 3,825,000.

Documents incorporated by reference:

Title of Document                                            Part of Form 10-KSB
--------------------------------------------------------------------------------

Proxy Statement to shareholders to be filed by July 29, 2002    Part III

Annual Report to shareholders for the fiscal year ended
 March 31, 2002                                                 Parts II and IV

Registration Statement on Form S-18, SEC file no. 2-85302-D     Part IV

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

In addition to the historical information,  this Form 10 - KSB and Annual Report incorporated by reference herein, contain forward-looking  statements within the meaning of the Private Securities  Litigation Reform Act of 1995 and the Company
desires to take advantage of the "Safe Harbor"  provisions  thereof.  Therefore, the Company is  including  this  statement  for the express  purpose of availing itself  of the  protections  of such Safe  Harbor  with  respect  to all of such forward-looking  statements.  The  forward-looking  statements  in  this  report reflect the Company's  current views with respect to future events and financial uncertainties, including those discussed herein, that could cause actual results to differ  materially  from  historical  results or those  anticipated.  In this report, the words "anticipates",  "believes", "expects", "intends", "future" and similar expressions identify forward-looking  statements.  Readers are cautioned not to place undue reliance on the forward-looking  statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to
publicly   revise  these   forward-looking   statements  to  reflect  events  or
circumstances that may arise after the date of this report.

PART I

Item 1.  Business

Z-Axis  Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 16, 1983.  The  principal  business  and industry  segment in
which   the   Company   operates   is  the   development   and   production   of
computer-generated  video graphics and other presentation materials. The Company conducts its business  primarily  from one location,  its  corporate  office and production facility located in metropolitan Denver, Colorado. During fiscal year
2002 and 2001,  the  Company  also had sales  consultants  located  in  Chicago,
Illinois,  Los  Angeles,  California  and New York City,  New York.  The Company
operates within only one industry segment.

The Company is in the business of providing video graphic presentation  services in the litigation  services  industry for  commercial and government  customers.
Litigation  services customers are primarily law firms and corporations  located throughout  the  United  States.  During  fiscal  years 2002 and 2001 sales were derived from the litigation services field. The Company continues developing its marketing  strategies in this field and expects that the core business  revenues will continue to be focused on this market.  Management  is also pursuing  other markets that could benefit from the core technologies and expertise developed in the litigation services field.  Although certain customers from time to time may each provide more than 10% of the Company's net sales,  it is not dependent upon any group of customers.  Two customers together accounted for 32% of total sales in fiscal 2002 as compared to three customers  together who accounted for 38% of total sales in fiscal 2001.

The  Company's  products may consist of any  combination  of  computer-generated
graphics,   live  action   video,   photographs,   graphic   artwork,   document
presentation,  special effects and presentation  exhibit boards.  The litigation service  products have proven to be successful in courtroom  presentations  when highly technical or complex concepts are being conveyed.

The Company's video animation product is delivered to its customers on videotape or in an  electronic  format.  The material can be  presented  using  computers, videotape  player  or by an  electronic  courtroom  presentation  system  called
"VuPoint". During the past six fiscal years the Company designed,  developed and refined an advanced  electronic  courtroom  presentation  system  consisting  of proprietary software in combination with off-the-shelf  hardware. The system has been named "VuPoint".  The Company received trademark protection of the name and has patent  protection  for a portion of the  software  technology.  VuPoint was introduced  to the  litigation  market in early 1997.  It is designed for use by trial teams, outside counsel and in-house attorneys. The Company considers it to
have  significant   long-term   revenue  potential  and  will  continue  further
development in the foreseeable future.  During fiscal years ended March 31, 2002 and 2001, the Company  earned  $498,456 and $212,926,  respectively,  in revenue from rental and service of the VuPoint system.  During fiscal 2002 and 2001, the
Company  amortized  $87,042  and  $21,227,  respectively,  in  related  software development costs that were capitalized during fiscal year ended March 31, 1999.
In accordance with Statement of Position 98-1, "Accounting for Costs of Computer
Software Developed for Internal Use", all capitalized software development costs related to VuPoint  Version 4.0 were  written  off and the  Company  capitalized
$46,159 in  software  costs  related to the  development  and release of VuPoint
Version 5.0 at March 31, 2002.

The Company competes  nationally with other providers of presentation  services.
Over the past several years, the Company has developed a high level of expertise in the design and  development of technical  animations and visual  presentation materials for the litigation  services industry.  Competition at the high end of this market is limited to a few  companies.  The  Company  has  developed a good reputation for its services and has established  regular  customers.  Management does not  consider  any  portion of its  business  or markets to be  seasonal in nature.

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

At March 31,  2002 and 2001,  the  Company had a backlog of orders for its video animation  services in the amounts of  approximately  $2,785,000 and $2,217,000, respectively.  Management believes that the backlog will stay at these levels in the  second  and third  quarters  of  fiscal  2002.  Although  the  Company  had agreements  to perform  services  in these  amounts,  in the case of  litigation support services, the agreements may be canceled or modified for such reasons as pre-trial  settlement  of the case  being  litigated  or a  decision  to use the
Company's  services to a greater or lesser extent than  originally  anticipated.
Federal government  contracts may be terminated at any time at the option of the government.

At  March  31,  2002,  the  Company  had  17  regular  full-time  employees  and approximately 10 temporary employees. In addition,  there is an adequate base of local  well-qualified  independent  contract  personnel that the Company employs from time to time as production demands require.

Item 2.  Properties

The Company's  current  headquarters  and  production  facility are located in a business park in the south  metropolitan area of Denver,  Colorado.  The Company leases the facility from an unaffiliated  third party. The terms of the lease is a five-year  period  expiring on July 31,  2006.  Management  believes  that the facilities are adequate for the Company's operations.

Item 3.  Legal proceedings

Not applicable.

Item 4.  Submission of matters to a vote of security holders

No  matters  were  submitted  to a vote of  security  holders  during the fourth quarter of the fiscal year.

PART II

Item 5.  Market of registrant's common stock and related stockholder matters

The number of holders of record of the  Company's  common  stock as of March 31,
2002 was 417 as reported by the transfer agent.  This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee"
name.

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

                                            Bid                            Ask
                                     -------------------------------------------------
                                       High       Low                 High       Low
Fiscal year ended March 31, 2002:
  First quarter                      $0.1400    $0.0500             $0.2500    $0.1500
  Second quarter                     $0.0800    $0.0500             $0.1200    $0.0900
  Third quarter                      $0.1200    $0.0500             $0.1700    $0.1000
  Fourth quarter                     $0.1000    $0.0600             $0.1400    $0.0800
--------------------------------------------------------------------------------------
Fiscal year ended March 31, 2001:
  First quarter                      $0.3750    $0.1250             $0.4375    $0.1250
  Second quarter                     $0.1875    $0.1250             $0.1875    $0.1250
  Third quarter                      $0.1875    $0.1250             $0.3125    $0.1250
  Fourth quarter                     $0.1250    $0.0625             $0.1563    $0.1250

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.
--------------------------------------------------------------------------------------

Item 6.  Management's discussion and analysis of financial condition and results of operations

The  following  discussion  should  be read in  conjunction  with the  Company's financial  statements  and notes for the fiscal  years  ended March 31, 2002 and
2001.  Except where  otherwise  noted,  references  to years are to fiscal years ending March 31 of the year stated.

Results of operations

Net sales

During  fiscal  years  2002 and  2001  sales  were  derived  primarily  from the litigation  services  field.  The Company  continues  to develop  its  marketing strategies  in this  field and  expects  that the core  business  revenues  will continue  to be focused  on this  market.  Management  is also  exploring  other markets that could benefit from the core technologies and expertise developed in the  litigation  services  field.  Net sales  decreased  14% during  2002.  This followed an increase of 33% during  2001.  The  decrease  during 2002 was due to several litigation projects that were expected to commence in the third quarter, which were delayed due to the national  events that occurred in September  2001.
Sales for the  first  quarter  of  fiscal  2003 are  expected  to  significantly increase due to the start-up of jobs that were previously delayed.  The increase during 2001 was the result of sales consultants making  significant  progress in closing jobs where the Company's  services could be utilized at an earlier stage of the trial process. This significantly increased the revenue opportunities and resulted in billable  work  started on jobs much sooner than in previous  years.
Cost  management  measures  are  also in  place  aimed  at  decreasing  overhead expenses,  as well  as  effective  utilization  of  contract  labor  on  revenue producing activities. Two customers together accounted for 32% of total sales in fiscal 2002 as compared to three customers together,  which accounted for 38% of total sales in fiscal 2001. The percentage of sales for any one customer  during a fiscal year can vary greatly depending upon the number of jobs or magnitude of the dollar value of the projects from that  customer.  Although the Company does have  several  firms  that  provide  repeat  business,  the  sales  focus  is on developing  relationships  with many different  firms  throughout the country in order to  expand  the  base of  potential  jobs  arising  out of the  litigation industry.  The Company's  on-going  operations and business are not dependent on any customer and are not materially impacted by the effects of inflation.

The continued  investment of funds into research and  development,  expansion of the market share in the litigation  services field and exploration of additional market opportunities are also high management priorities.  The Company's ability to maintain  an  effective  marketing  program,  expand its market  share in the near-term and establish new markets in the long-term,  may have an effect on its future  financial  position and results of operations.  During fiscal years 2002 and 2001, the Company  decreased its  expenditures for marketing and advertising efforts.  In order to continue to maintain the Company's  leadership position in the litigation support market, management expects that advertising and marketing expenses  will  increase  during  fiscal  year 2003.  Management  considers  the expenses  associated with  development  and maintenance of the VuPoint  software presentation  system, as well as expansion of the marketing  program,  necessary for future growth.

Operating expenses

For the years ended  March 31,  2002 and 2001,  total  operating  expenses  were
$2,813,106 and $2,859,282, respectively,  representing 108% and 94% of net sales resulting in a (loss) and income from  operations  of  $(213,273)  and $171,040.
Operating expenses decreased in fiscal year 2002 by $46,176,  which represents a
2% decrease as compared to fiscal year 2001 operating expenses.  The decrease in
2002 was due to  general  cost  reduction  measures  in all  departments.  Labor expense  continues to be the most  significant of the Company's  operating costs during 2002 and 2001.  During the years 2002 and 2001 employee  compensation and benefit costs accounted for  approximately 67% and 69%,  respectively,  of total operating  expenses.  The  small  decrease  in  compensation  costs for 2002 was primarily  due to the  retirement  of the former  Chief  Executive  Officer  and attrition of another member of management,  offset by slightly  higher  contract labor costs needed to support a large  litigation  service  obligation  that the
Company had with one client in the first quarter of fiscal 2002. The Company did not add regular  full-time staff personnel to the production  department  during fiscal  2002,  but  rather  utilized  contract  labor to manage  the  production personnel needs during months of increased  revenues.  Management  believes that the Company's staffing levels and production capacity are sufficient to maintain current and anticipated near-term production levels.

Production  expenses were $1,216,206 for 2002 as compared to $1,157,333 for 2001 representing an increase of 5%.  Production  costs for direct contract labor and other billable  expenses will vary directly with sales levels.  Production costs as a  percentage  of sales were 47% for 2002 and 38% for 2001.  The  increase in production costs during fiscal 2002 was the direct result of additional one-time labor  expenditures  incurred for out of state contractors needed to support the litigation  service  obligation  that the Company had with one client during the first quarter of fiscal 2002.  The Company  manages  fluctuations  in production labor  requirements  through the use of employees in combination  with a core of several  experienced  contract  artists.  This  strategy  is used to manage more effectively the cost of labor, as monthly revenue levels can vary significantly.
In addition,  the production  department has  compensation and benefit costs for core staff employees including artists, producers and managers. These core staff costs do not vary as directly as contract labor costs with sales revenue volume.

Research and development costs,  before  capitalization of software  development costs,  increased  during  2002 as  compared  to 2001.  The total  research  and
development  costs  for  2002  were  $100,758;   $46,160  of  these  costs  were
capitalized  as software  development  costs in  accordance  with  Statement  of
Position 98-1, "Accounting for Costs of Computer Software Developed for Internal
Use",  as compared to $88,482 in costs for 2001.  The  increase in research  and development  costs was due to normal  annual  increase  in  compensation  costs, coupled  with an  increase  in  contract  labor costs to test the new version of
VuPoint  released in March 2001. The  capitalized  costs represent a significant change to VuPoint  which  resulted in a new version of the software that reached feasibility at March 31, 2002.  There were no  capitalized  costs in 2001 as the costs incurred during this period were for continued  maintenance of the product and did not require  significant  levels of labor.  During fiscal years 2002 and
2001,  $87,042 and $21,227,  respectively,  of  amortization  of the capitalized software costs were recorded.  The Company received trademark  protection of the
"VuPoint" name and also received patent protection for a portion of the software code. It is a state-of-the-art  exhibit  management and presentation  system for use by  trial  teams,  outside  counsel  and  in-house  attorneys.  The  Company considers  VuPoint to have  significant  long-term  revenue  potential  and will continue  further  maintenance  of the product in the  foreseeable  future.  The product fulfills a need in the marketplace,  particularly in presenting exhibits for document-intensive cases.

General  and  administrative  expenses  were  $797,011  in 2002 as  compared  to
$706,290 in 2001  representing  an increase of 13%.  The increase in general and administrative  costs is due to  reclassification  of  executive  costs from the sales and marketing department to the general and administrative department when the Vice  President of Sales and Marketing was promoted to President  during the first quarter of fiscal 2002. The increase in executive  compensation  costs was offset in part by a decrease in other  administrative  compensation costs due to attrition of a general office staff person who's duties were assumed by existing administrative and accounting staff, as well as a decrease in office lease costs and supplies and materials expenditures.

Marketing  expenses  were  $569,980  in 2002 as  compared  to  $705,038  in 2001 representing a decrease of 19%. The decrease in marketing  costs during 2002 was due to the  reclassification  of  executive  costs as noted  above,  decrease in commissions  due to  lower  revenue  levels,  vacancy  of two  sales  consultant positions and a decrease in advertising and outside  marketing  materials costs.
Management expects that these costs will increase in fiscal 2003, as the Company will need to incur  advertising costs and hire an additional sales consultant in order to increase its current market share in the industry.

Depreciation  expense  was  $88,269  in 2002 as  compared  to  $180,912  in 2001 representing  a decrease of 51%.  The  decrease  was  expected  since 95% of the
Company's assets are fully depreciated. The Company purchased $27,121 in capital assets during fiscal 2002 as compared to $29,846 during fiscal 2001.  Management expects that capital  expenditures  will increase during fiscal 2003 as computer equipment  is replaced  and  upgraded to keep pace with the current  technology.
During 2002 and 2001, the Company retired equipment with a net book value of $0.
Rapid  technological  advances in the type of equipment that the Company uses in providing  its  services  require  that  depreciable  lives of the  equipment be relatively short.

Other income and expenses

Interest   expense  was  $36,105  in  2002  as  compared  to  $58,176  in  2001, representing  a decrease of 38%.  The decrease was due to paydown of the line of credit and capital lease obligations  during fiscal 2002. Other income (expense)
is  comprised  primarily  of gain (loss) on sale and  disposal  of fixed  assets during 2002 and 2001.

Income taxes

For income tax  reporting  purposes,  the  Company  files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items is different than that for financial  statement purposes.

At March 31,  2002,  the Company had federal  income tax loss carry  forwards of approximately  $1,500,000  which  expire in the years  2003  through  2021.  The
Company's income tax expense was $0 during 2002 and 2001.

Net Income (Loss)

The Company recorded net income (loss) in the amounts of $(249,261) and $113,955 during the years ended March 31, 2002 and 2001.

At March  31,  2002,  the  Company  had a backlog  of  orders  in the  amount of approximately $2,785,000 compared to approximately $2,217,000 at March 31, 2001.
Management  believes that the backlog will be  comparable  during the second and third  quarters of fiscal 2003.  Although the Company had  agreements to perform services in these amounts,  in the case of litigation  services,  the agreements may be modified or canceled for such reasons as pre-trial settlement of the case being litigated. Production scheduling of the backlog is generally determined by the  Company's  customers  and is largely  controlled by the timing of courtroom litigation.  As a consequence,  periods of idle  production  capacity can occur.
During  these  periods,  management  makes every  effort to minimize  its impact through a combination of cost controls and  production  scheduling to the extent possible.

Liquidity and capital resources

At March 31, 2002, the Company's working capital deficit position was $(211,581)
as compared to a deficit of  $(56,478) at March 31,  2001.  Total  stockholders'
equity at March 31, 2002 decreased  from $167,395 to $(81,866).  The decrease in stockholders' equity was due to net loss of $(249,261).

Cash flows from  operations  were $297,563 and $(57,206)  during the years ended
March 31, 2002 and 2001. The increase in cash flows from  operations for 2002 as compared  to 2001  was due to  successful  collection  of  accounts  receivable.
Accounts receivable collection performance in 2002 was comparable to performance in 2001 with average days  outstanding  of 45-60 days.  The  Company's  accounts receivable at any given time are generally few in number and relatively large in amount.  Although the Company has not had any significant bad debt  experiences, any delay in collection of its accounts receivable can result in a disruption of cash flow.

Capital additions were $27,121 and $29,846 during the years ended March 31, 2002 and 2001. The  expenditures for 2002 and 2001 were for replacement of office and production equipment. Of the total capital additions during the two year period, approximately  90% were paid from current operating cash flows and the remainder were  obtained  through lease or debt  arrangements  with terms of three to five years.  Capital  additions,  as they become necessary to meet production demands and replace equipment, will be acquired with a combination of debt financing and cash flow from operations. In addition, during the year ended March 31, 2002 the
Company  invested  $46,160 in costs  associated  with the new release of VuPoint
Version 5.

Cash flows (used in)  provided  by  financing  activities  were  $(206,934)  and
$27,463  during the years ended March 31,  2002 and 2001.  The  decrease in cash flows from financing  activities  during 2002 was due to $167,500 in payments on the line of credit and repayment of the advance from  stockholder,  coupled with principal payments on outstanding leases of $39,434.  The line of credit,  which matured in October 2000, has been under a forbearance agreement with the lending institution that expires April 15, 2003.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control,  namely the timing of courtroom  litigation  or the potential  that  litigation  may settle before trial.  The Company began the first quarter of fiscal year 2003 with a  significant  increase in sales volumes as compared to the fourth  quarter of fiscal year 2002.  Sales  revenues for the first quarter of fiscal year 2003 are anticipated to be approximately $1,125,000 resulting  in an after tax net  income  of  approximately  $400,000.  Management believes that sales volumes are expected to range between  $600,000 and $800,000 for the remaining  quarters of fiscal year 2003, with an anticipated total sales volume of  $3,100,000.  This  volume  should  allow the  Company to  generate an operating profit of approximately 5%. Management expects the Company to continue to be in a profitable  financial position during fiscal year 2003 and be able to meet operating cash flow requirements and debt service  obligations.  Management also continues to pursue  development of alternative  revenue sources from other industries that can benefit from the many artistic and creative resources within the Company.

Recent Accounting Pronouncements

In June 2001, the Financial  Accounting  Standards  Board issued FASB Statements
141 and 142. These  statements,  among other items, deal with the accounting for business acquisitions and intangible assets including goodwill. The Company will be adopted  these  accounting  pronouncements  on January 1, 2002.  Among  other items,  these new  standards  will change the  accounting  for  amortization  of goodwill  expense and the impairment of goodwill in a manner different than they have been in the past.  Management  believes there will be no significant impact from the adoption of these standards.

Inflation

Management  believes  that  inflation  has not had a  significant  impact on the
Company's operations during the fiscal years ended March 31, 2002 and 2001.

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
The range of the high and low bid and ask quotations,  as reported by the NASDAQ
Stock Market, Inc., for the period ended March 31, 2002 and 2001 was as follows:

                                            Bid                             Ask
                                     -------------------------------------------------
                                       High       Low                 High       Low
--------------------------------------------------------------------------------------
Fiscal year ended March 31, 2002:
  First quarter                      $0.1400    $0.0500             $0.2500    $0.1500
  Second quarter                     $0.0800    $0.0500             $0.1200    $0.0900
  Third quarter                      $0.1200    $0.0500             $0.1700    $0.1000
  Fourth quarter                     $0.1000    $0.0600             $0.1400    $0.0800
--------------------------------------------------------------------------------------
Fiscal year ended March 31, 2001:
  First quarter                      $0.3750    $0.1250             $0.4375    $0.1250
  Second quarter                     $0.1875    $0.1250             $0.1875    $0.1250
  Third quarter                      $0.1875    $0.1250             $0.3125    $0.1250
  Fourth quarter                     $0.1250    $0.0625             $0.1563    $0.1250
--------------------------------------------------------------------------------------

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.

Dividends

No  dividends  have been  declared as of March 31, 2002 and the Company does not anticipate paying dividends in the foreseeable future.

Item 7.  Financial statements and supplementary data

                                     Table of Contents

Independent Auditors' Report

Financial Statements

      Balance Sheets

      Statements of Operations

      Statement of Changes in Stockholders' Equity (Deficit)

      Statements of Cash Flows

Notes to Financial Statements

                                INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Z-Axis Corporation
Greenwood Village, Colorado

We have audited the  accompanying  balance  sheets of Z-Axis  Corporation  as of
March 31, 2002 and 2001, and the related statements of operations, stockholders'
equity  (deficit)  and cash  flows for the years  then  ended.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of Z-Axis Corporation as of March
31, 2002 and 2001,  and the results of its operations and its cash flows for the years then ended in conformity with accounting  principles generally accepted in the United States of America.

                                             Ehrhardt Keefe Steiner & Hottman PC

May 15, 2002
Denver, Colorado

                                     Z-AXIS CORPORATION

                                       Balance Sheets

                                                                   March 31,
                                                         ---------------------------
                                                              2002          2001
                                                         ---------------------------
                                           Assets
Current assets
   Cash                                                  $      19,133 $       1,785
   Accounts receivable, net of allowance of
    $62,117 and $45,634, respectively                          401,918       886,109
   Other current assets                                         22,853        31,505
                                                         ---------------------------
     Total current assets                                      443,904       919,399
                                                         ---------------------------

   Property and equipment, net                                  72,806       133,954
   Capitalized software, net                                    46,160        87,042
   Deposits                                                     10,749        10,732
                                                         ---------------------------
     Total non-current assets                                  129,715       231,728
                                                         ---------------------------

Total assets                                             $     573,619 $   1,151,127
                                                         ===========================

                       Liabilities and Stockholders' Equity (Deficit)

Current liabilities
   Line-of-credit                                        $     362,500 $     465,000
   Advance from stockholder                                         -         65,000
   Accounts payable                                             90,127       147,676
   Accrued expenses                                            162,973       209,737
   Deferred revenue                                             32,030        49,030
   Current portion of capital lease obligations                  7,855        39,434
                                                         ---------------------------
     Total current liabilities                                 655,485       975,877

Capital lease obligations, less current portion                     -          7,855
                                                         ---------------------------
     Total liabilities                                         655,485       983,732
                                                         ---------------------------

Commitments

Stockholders' equity (deficit)
   Common stock, $.001 par value, 10,000,000 shares
    authorized, 3,825,000 shares issued and outstanding          3,825         3,825
   Additional paid-in capital                                1,446,671     1,446,671
   Retained earnings                                       (1,532,362)   (1,283,101)
                                                         ---------------------------
     Total stockholders' equity (deficit)                     (81,866)       167,395
                                                         ---------------------------

Total liabilities and stockholders' equity (deficit)     $     573,619 $   1,151,127
                                                         ===========================

                       See notes to financial statements.

                                  Statements of Operations

                                                              For the Years Ended
                                                                   March 31,
                                                         ---------------------------
                                                              2002          2001
                                                         ---------------------------

Net sales                                                $   2,599,833 $   3,030,322
                                                         ---------------------------

Operating expenses
   Production                                                1,216,206     1,157,333
   Research and development                                     54,598        88,482
   General and administrative                                  797,011       706,290
   Marketing                                                   569,980       705,038
   Depreciation                                                 88,269       180,912
   Amortization of software development costs                   87,042        21,227
                                                         ---------------------------
     Total                                                   2,813,106     2,859,282
                                                         ---------------------------

Income (loss) from operations                                 (213,273)      171,040
                                                         ---------------------------

Other income (expense)
   Interest (expense)                                          (36,105)      (58,176)
   Other income                                                    117         1,091
                                                         ---------------------------
                                                               (35,988)      (57,085)
                                                         ---------------------------

(Loss) income before income taxes                             (249,261)      113,955

Income tax expense                                                  -             -
                                                         ---------------------------

Net (loss) income                                        $    (249,261) $    113,955
                                                         ===========================

Weighted average common shares outstanding:
   Basic                                                     3,825,000     3,817,932
                                                         ===========================
   Diluted                                                   3,825,000     3,838,199
                                                         ===========================

Basic (loss) income per common share                     $       (0.07) $       0.03
                                                         ===========================
Diluted (loss) income per common share                   $       (0.07) $       0.03
                                                         ===========================

                       See notes to financial statements.

                   Statement of Changes in Stockholders' Equity (Deficit)
                        For the Years Ended March 31, 2002 and 2001

                                                                                 Total
                                  Common Stock        Additional                Stockholders'
                            ------------------------   Paid-in     Accumulated    Equity
                               Shares      Amount      Capital       Deficit      (Deficit)
                            ----------------------------------------------------------------

Balance - March 31, 2000      3,805,000  $     3,805  $ 1,444,191  $(1,397,056)  $    50,940

Exercise of options              20,000           20        2,480           -          2,500

Net income                           -            -            -       113,955       113,955
                            ----------------------------------------------------------------

Balance - March 31, 2001      3,825,000        3,825    1,446,671   (1,283,101)      167,395

Net loss                             -            -            -      (249,261)     (249,261)
                            ----------------------------------------------------------------

Balance - March 31, 2002      3,825,000  $     3,825  $ 1,446,671  $(1,532,362)  $   (81,866)
                            ================================================================

                             See notes to financial statements.

                                  Statements of Cash Flows

                                                              For the Years Ended
                                                                   March 31,
                                                         ---------------------------
                                                              2002          2001
                                                         ---------------------------
Cash flows from operating activities
  Net (loss) income                                      $    (249,261)  $   113,955
                                                         ---------------------------
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities
   Depreciation                                                 88,269       180,912
   Amortization of software development costs                   87,042        21,227
   Allowance for doubtful accounts                              16,483       (22,001)
   Changes in assets and liabilities
     Accounts receivable                                       467,708      (533,404)
     Other current assets                                        8,652       (20,036)
     Deposits                                                      (17)          (10)
     Accounts payable                                          (57,549)       96,712
     Accrued expenses                                          (46,764)       77,409
     Deferred revenue                                          (17,000)       28,030
                                                         ---------------------------
                                                               546,824      (171,161)
                                                         ---------------------------
      Net cash provided by (used in) operating
       activities                                              297,563       (57,206)
                                                         ---------------------------

Cash flows from investing activities
  Purchase of property and equipment                           (27,121)      (29,846)
  Capitalized software costs                                   (46,160)           -
                                                         ---------------------------
      Net cash used in investing activities                    (73,281)      (29,846)
                                                         ---------------------------

Cash flows from financing activities
  Borrowings on line-of-credit                                      -        100,000
  Payments on line-of-credit                                  (102,500)      (35,000)
  Advances from stockholder                                         -        160,000
  Repayment of advances from stockholder                       (65,000)      (95,000)
  Capital lease principal payments                             (39,434)     (105,037)
  Proceeds from the exercise of stock options                       -          2,500
                                                         ---------------------------
      Net cash (used in) provided by financing
       activities                                             (206,934)       27,463
                                                         ---------------------------

Net increase (decrease) in cash                                 17,348       (59,589)

Cash - beginning of year                                         1,785        61,374
                                                         ---------------------------

Cash - end of year                                       $      19,133  $      1,785
                                                         ===========================

Supplemental disclosure of cash flow information:
     The Company paid $39,303 and $53,617 for interest for the years ended March
     31, 2002 and 2001, respectively.

Supplemental disclosure of non-cash activity:
     During  2002,  the  Company  amortized  the  remainder  of the  capitalized software  costs  associated  with its  VuPoint  version 4 in the  amount of
     $87,042.

                       See notes to financial statements.

                               Z-AXIS CORPORATION

                          Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Z-Axis Corporation,  (the Company), was incorporated under the laws of the State of  Colorado  on May  16,  1983.  The  Company  is  engaged  in  consulting  and presentation  services.  The primary  market for the  Company's  services is the litigation  industry.  These services include the strategic  analysis of complex litigation issues, the design of demonstrative  evidence, the production of such evidence and courtroom  presentation.  In addition, the Company has developed an electronic image presentation  system for use in the courtroom called "VuPoint".
The services are provided through its  headquarters  and production  facility in
Denver,  Colorado and its satellite sales offices in New York City,  Chicago and
Los Angeles.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk  consist  principally  of cash and trade  accounts  receivable.  The
Company places its temporary cash investments with what management  believes are high-credit, quality financial institutions.  Concentrations of credit risk with respect to trade accounts  receivable are limited due to the Company's  periodic credit evaluations of its significant  customers'  financial condition and their dispersion across geographic areas.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses  during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and  equipment is stated at cost.  Equipment  under  capital  leases is valued at the lower of fair  market  value or net  present  value of the minimum lease payments at inception of the lease. Depreciation is provided utilizing the straight-line  method over the estimated useful lives for owned assets,  ranging from 3 to 7 years,  and the related lease terms for leasehold  improvements  and equipment under capital leases.

Long-Lived Assets

The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances  indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Software Development Costs

The Company  applies the provisions of Statement of Position  98-1,  "Accounting for Costs of Computer Software Developed for Internal Use". The Company accounts for costs incurred in the development of computer  software as software research and development costs until the preliminary  project stage is completed.  Direct costs  incurred  in  the  development  of  software  are  capitalized  once  the preliminary project stage is completed,  management has committed to funding the project and  completion  and use of the software  for its  intended  purpose are probable.  The  Company  ceases  capitalization  of  development  costs once the software has been  substantially  completed  and is ready for its intended  use.
Software  development  costs are amortized over their estimated  useful lives of five years.  Costs  associated  with  upgrades and  enhancements  that result in additional functionality are capitalized.

Fair Value of Financial Instruments

The  carrying  amounts of financial  instruments  including  cash,  receivables, accounts  payable and accrued expenses  approximated  fair value as of March 31,
2002 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued  approximate fair value as of March 31, 2002 because interest rates on these instruments approximate market interest rates.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years  ended  March 31,  2002 and 2001 were  approximately  $8,800  and  $9,000, respectively.

Research and Development Costs

Expenditures  made for  research  and  development  are  charged  to  expense as incurred.

Income Taxes

The  Company  recognizes  deferred  tax  liabilities  and  assets  based  on the differences  between the tax basis of assets and  liabilities and their reported amounts in the  financial  statements  that will result in taxable or deductible amounts in future years. The Company's  temporary  differences  result primarily from the cash-basis treatment of certain assets and liabilities for tax purposes and property and equipment.

Basic and Diluted Earnings Per Common Share

In accordance  with FAS 128,  basic  earnings per share are computed by dividing net income by the number of weighted  average common shares  outstanding  during the year.  Diluted  earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year,  including potential common shares, which consisted of stock options.

Comprehensive Income

The Company  has  adopted  SFAS No. 130,  Reporting  Comprehensive  Income.  The
statement  establishes  standards  for  reporting  and display of  comprehensive income and its components in a full set of general-purpose financial statements.
The statement  requires that all items that are required to be recognized  under accounting  standards as components of comprehensive  income be disclosed in the financial  statements.  Comprehensive  income is defined as the change in equity during a period  from  transactions  and other  events from  non-owner  sources.
Comprehensive income is the total of net income and other comprehensive  income.
The Company had no transactions  during the periods  presented that would result in comprehensive income being different

Note 2 - Management's Plan

During  the year ended  March 31,  2002,  the  Company  experienced  a loss from operations of approximately  $(249,261) as compared to income from operations of
$171,040  for the year ended March 31,  2001.  The loss was due to a decrease in revenues  during the third and fourth  quarters of fiscal 2002.  Revenue  levels decreased  due to several  jobs not  becoming  active as quickly as  anticipated during the third and fourth quarters.  Several  litigation  projects expected to commence  in the third  quarter  were  delayed due to the  national  events that occurred at that time. During the period of decreased revenue levels, management continued  to  monitor  operating  costs  to  ensure  that  cash  flow  would be sufficient to meet operating needs and debt service obligations. Revenues in the first quarter of fiscal year ended March 31, 2003 are expected to  significantly increase as several of the delayed jobs become active.

The backlog at March 31, 2002 is $2,785,000,  and management has projected sales for fiscal year 2003 to increase 15%-20% over the fiscal year 2002 results.  The backlog  volume and the  resulting  expected  increase in sales should allow the
Company to generate an operating profit. Management continues to investigate and evaluate  new  sources  of  revenue  for the  Company,  including  sales of core services and products to corporate accounts, which will help strengthen revenues
and  improve  profitability.   In  addition,  management  continues  to  monitor
expenditure commitments to ensure that the Company is operating at efficient and appropriate  cost levels.  Finally,  management  continues to negotiate with the
Company's  banking and other  financing  relationships  to provide for long-term capital  opportunities  that will allow the  Company  to  maintain  its  current position in the market, as well as meet operating cash flow requirements.

Note 3 - Balance Sheet Disclosures

Software development costs consist of the following:

                                                                   March 31,
                                                         --------------------------
                                                              2002          2001
                                                         --------------------------

Capitalized software                                     $      46,160 $    146,873
Accumulated amortization                                            -       (59,831)
                                                         ---------------------------

                                                         $      46,160 $     87,042
                                                         ===========================

Property and equipment consist of the following:

                                                                   March 31,
                                                         ---------------------------
                                                              2002          2001
                                                         ---------------------------

Production equipment                                     $   1,110,020 $   1,196,125
Office equipment                                               294,798       310,475
Leasehold improvements                                          39,500        35,226
                                                         ---------------------------
                                                             1,444,318     1,541,826
Less accumulated depreciation and amortization              (1,371,512)   (1,407,872)
                                                         ---------------------------

                                                         $      72,806 $     133,954
                                                         ===========================

Accrued expenses consists of the following:

                                                                   March 31,
                                                         ---------------------------
                                                              2002          2001
                                                         ---------------------------

Accrued compensation                                     $      85,954 $     154,557
Accrued expenses                                                77,019        55,180
                                                         ---------------------------

                                                         $     162,973 $     209,737
                                                         ===========================

Note 4 - Line-of-Credit

The  Company  entered  into an  agreement  with a bank for a  line-of-credit  of
$500,000 that was originally due October 2000. The bank extended the due date to
April  15,  2002  by  issuance  of  a  forbearance  agreement  to  the  original line-of-credit.  The  forbearance  agreement  required the Company to reduce the principal  balance of the  line-of-credit  to  $350,000 by March 25, 2002 and to have paid the entire  amount in full by April 15,  2002.  The  interest  rate is calculated  at 1% over the  bank's  prime  rate  (5.75% at March  31,  2002) and interest  is  payable  monthly.  The  line is  collateralized  by the  Company's accounts  receivable  and general  intangibles.  The balance  outstanding on the line-of-credit  at March 31,  2002 was  $362,500.  The  agreement  requires  the
Company  comply with certain  restrictive  and  financial  covenants,  which the
Company was not in  compliance  with at March 31, 2002.  Subsequent to March 31,
2002, the bank extended the terms of the forbearance agreement to April 15, 2003 and requires  certain paydowns on a monthly basis over the remaining term of the agreement.  As of  April  30,  2002,  the  Company  was in  compliance  with the borrowing  based  covenant  and  the  paydown  requirements  as  stated  in  the forbearance agreement.

Note 5 - Capital Leases

The Company has acquired  assets under the provisions of long-term  leases.  For financial reporting purposes, minimum lease payments relating to the assets have been  capitalized.  The leases  expire during 2003.  Amortization  of the leased property is included in depreciation expense.

The  assets  under  capital  lease  have cost and  accumulated  amortization  as follows:

                                                                   March 31,
                                                         --------------------------
                                                              2002          2001
                                                         --------------------------

Equipment                                                $     145,242 $    205,809
Less accumulated amortization                                 (116,140)    (152,773)
                                                         --------------------------

                                                         $      29,102 $     53,036
                                                         ==========================

Maturities of capital lease obligations are as follows:

      Total minimum lease payments due during 2003                     $      9,018
      Amount representing interest                                           (1,163)
                                                                       ------------
      Present value of net minimum lease payments                             7,855
      Less current portion                                                   (7,855)
                                                                       ------------

      Long-term capital lease obligation                               $         -
                                                                       ============

Note 6 - Income Taxes

The net  current  and  long-term  deferred  tax  assets and  liabilities  in the accompanying balance sheets include the following:

                                                                   March 31,
                                                         --------------------------
                                                              2002          2001
                                                         --------------------------
Current:
   Deferred tax asset
      Net operating loss carryforwards                   $     167,121  $    342,000
      Valuation allowance                                     (103,949)     (138,607)
                                                         ---------------------------
       Total deferred tax asset                                 63,172       203,393
                                                         ---------------------------

  Deferred tax liability
      Accrual to cash                                          (47,478)     (173,799)
      Capitalized software                                     (15,694)      (29,594)
                                                         ---------------------------
      Total deferred tax liability                             (63,172)     (203,393)
                                                         ---------------------------

Net current deferred tax asset                           $          -   $         -
                                                         ===========================

Non-current:
  Deferred tax asset
      Net operating loss carryforwards                   $     343,051 $     224,993
      Property and equipment                                    19,446        21,088
      Valuation allowance                                     (362,497)     (246,081)
                                                         ---------------------------

Total non-current deferred tax asset                     $          -  $          -
                                                         ===========================

The  following is a  reconciliation  of the  statutory  federal  income tax rate applied to pre-tax  accounting net (loss) income compared to the income taxes in the statements of operations:

                                                              For the Years Ended
                                                                   March 31,
                                                         ---------------------------
                                                              2002          2001
                                                         ---------------------------

Income tax (benefit) expense at the statutory rate       $    (84,749) $      38,745

Change resulting from:
      State and local income taxes, net of federal
       income tax                                               (2,797)        3,761
      Change in valuation allowance                             81,758       (43,727)
      Other, net                                                 5,788         1,221
                                                         ---------------------------

                                                         $          -  $          -
                                                         ===========================

At March 31, 2002, the Company has total federal  income tax loss  carryforwards of approximately $1,500,000, which expire in the years 2002 through 2021.

Note7 - Stock Option Plan

Stock Options

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

The Company applies Accounting  Principles Bulletin (APB) Opinion 25 "Accounting
for Stock Issued to Employees",  and related  Interpretations  in accounting for all stock  option  plans.  Under APB Opinion 25, no  compensation  cost has been recognized  for stock options  issued to employees as the exercise  price of the
Company's  stock  options  granted  equals or exceeds  the  market  price of the underlying  common stock on the date of grant. SFAS No. 123 requires the Company to provide pro forma  information  regarding net income and net income per share as if compensation costs for the Company's stock option plan had been determined in  accordance  with fair value based  method  prescribed  in SFAS No. 123.  The
Company  estimates the fair value of each stock award at March 31, 2002 and 2001
by  using   the   Black-Scholes   option-pricing   model   with  the   following
weighted-average assumptions used respectively:  dividend yield of 0 percent for all years; expected volatility of 278% and 269% for 2002 and 2001, respectively;
risk-free  interest rates of 5% to 5.75%; and expected lives of 4 years for 2002 stock awards and 5 to 10 years for 2001 stock awards. Because the exercise price of the Company's  employee  stock options is equal to or greater than the market price of the underlying  stock on the date of the grant, no  compensation  costs were recognized during 2001.

The following table presents the activity for options outstanding:

                                                                          Weighted
                                                             Incentive     Average
                                                               Stock      Exercise
                                                              Options       Price
                                                           ------------ ------------

Outstanding - March 31, 2000                                    164,000 $       0.23
      Granted                                                    35,000         0.16
      Forfeited/canceled                                         (7,029)        0.19
      Exercised                                                 (20,000)        0.13
                                                           ------------ ------------

Outstanding - March 31, 2001                                    171,971         0.22
      Granted                                                    10,000         0.07
      Exercised                                                      -            -
                                                           ------------ -----------

Outstanding - March 31, 2002                                    181,971 $       0.16
                                                           ============ ============

The following table presents the composition of options outstanding and exercisable:

                                               Options Outstanding
                                             ------------------------
         Range of Exercise Prices                Number       Life*
------------------------------------------   ------------------------
      $.0675 - .4120                              181,971        5.05
                                             ------------------------

Total - March 31, 2002                            181,971        5.05
                                             ========================

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation."
Accordingly,  no  compensation  cost has been  recognized  for the stock  option plans. Had compensation cost for the Company's option plan been determined based on the fair value at the grant date for awards consistent with the provisions of
SFAS No. 123, the  Corporation's  net (loss)  income and basic (loss) income per common share would have been changed to the pro forma amounts indicated below:

                                                              For the Years Ended
                                                                   March 31,
                                                         ---------------------------
                                                              2002          2001
                                                         ---------------------------

Net (loss) income - as reported                          $   (249,261) $     113,955
Net (loss) income - pro forma                            $   (249,261) $     109,410
Basic and diluted (loss) income per common share - as
reported                                                 $      (0.07) $        0.03
Basic and diluted (loss) income per common share - pro
forma                                                    $      (0.07) $        0.03

The weighted  average fair value of options granted during the years ended March
31, 2001 was $0.16 per share.

Note 8 - Commitments

Operating Leases

The Company leases its offices and production facility under an operating lease.
The  lease  term  commenced  on  August 1,  1996 and  originally  extends  for a sixty-month period ending in July 2001. In December 2000,  management elected to renew the lease and extend the terms for an  additional  60 months,  ending July
2006.  Rent  expense for these  leases was  $155,962  and $164,004 for the years ended March 31, 2002 and 2001, respectively.

Future minimum lease payments under these leases are approximately as follows:

     Year Ending March 31,
     ---------------------

            2003                                                 $     116,059
            2004                                                       119,268
            2005                                                       122,477
            2006                                                       125,682
            2007                                                        42,252
                                                                 -------------

                                                                 $     525,738
                                                                 =============

Note 9 - Employee Benefit Plan

On April 1, 1993, the Company  established  the Z-Axis  Corporation  401(K) Plan
(the "Plan").  Eligible employees may elect to participate in the Plan beginning on the first day of the  calendar  quarter  following  their  date of hire.  The
Company elected to make matching  contributions in amounts of ten percent of the first five percent of a participating  employee's  salary deferral  amount.  The
Company  made  matching  contributions  to the Plan in the amounts of $4,089 and
$4,518 during the years ended March 31, 2002 and 2001, respectively.

Note 10 - Related Party Transactions

Interest  expense  incurred on  indebtedness  to related  parties was $2,489 and
$3,490 during the years ended March 31, 2002 and 2001, respectively.

During the year ended March 31, 2001, the Company borrowed and repaid funds from a stockholder.  The maximum amount  borrowed during the fiscal year was $70,000.
As of March 31, 2001,  the balance  outstanding to the  stockholder  was $65,000 plus accrued  interest of $2,008  calculated  at 10.5% per annum.  The principal balance was paid in full to the stockholder during the fiscal year 2002. Accrued interest of $2,977 is outstanding as of March 31, 2002.

Note 11 - Major Customers

The Company's  revenues are  concentrated  in a few customers.  For the year-end
March 31, 2002, two customers  comprised 32% of the Company's  total sales.  For the year-end  March 31, 2001,  three  different  customers  comprised 38% of the
Company's total sales.

Item  8.  Changes  in and  disagreements  with  accountants  on  accounting  and financial disclosure

None.

PART III

Item 9.  Directors and officers of the registrant

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders  to be  filed by July 29,  2002,  with  respect  to  directors  and officers of the registrant, is incorporated herein by reference.

Item 10.  Executive compensation

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders   to  be  filed  by  July  29,  2002,  with  respect  to  executive compensation, is incorporated herein by reference.

Item 11.  Security ownership of certain beneficial owners and management

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders to be filed by July 29, 2002, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

Item 12.  Certain relationships and related transactions

The   information   contained  in  Z-Axis   Corporation's   Proxy  Statement  to
shareholders to be filed by July 29, 2002, with respect to certain relationships and related transactions, is incorporated herein by reference.

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

Date: June 25, 2002

Pursuant to the  requirements  of the  Securities  Exchange  Act of 1934,  as amended,  this report has been signed below by the  following  persons on behalf of the  registrant  and in the capacities and on the dates indicated.

/s/ Alan Treibitz                           Director, Chief Executive Officer,
Alan Treibitz                               Treasurer, Chief Financial Officer,
                                            Principal Accounting Officer

/s/ Marilyn T. Heller                         Director, Secretary
Marilyn T. Heller