Form 10QSB
period 2002-06-30
Z AXIS CORP
filed 2002-08-14
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended June 30, 2002.

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
             Identification No.)                       or organization)

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

The number of common shares outstanding as of June 30, 2002: 3,825,000.

                                     CONTENTS

PART I            Financial Information

Item 1.Condensed  Balance  Sheet  as of June  30,  2002  and March 31, 2002

Condensed Statements of Operations, Three-month periods ended June 30, 2002 and 2001

Condensed Statements of Cash Flows, Three month periods ended June 30, 2002 and 2001

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

SIGNATURES

                               Z-AXIS CORPORATION

PART I  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

                                                  June 30,       March 31,
                                                    2002           2002
                                                 -----------    -----------
                                     Assets
Current assets:
    Cash .....................................   $    22,659    $    19,133
     Trade accounts receivable, net ...............  976,692        401,918
     Other current assets ....................        33,469         22,853
                                                 -----------    -----------
        Total current assets .................     1,032,820        443,904
                                                 -----------    -----------

Property and equipment, net ..................       119,805         72,806

Capitalized software development costs,
 net .........................................        34,531         46,160

Deposits .....................................        10,749         10,749
                                                 -----------    -----------

     Total assets ............................   $ 1,197,905    $   573,619
                                                 ===========    ===========

                      Liabilities and Stockholders' Equity
Current liabilities:
     Line of Credit ..........................   $   350,000    $   362,500
     Advance from Stockholder ................        55,000           --
     Accounts payable ........................       149,929         90,127
     Accrued expenses ........................       255,483        162,969
     Deferred revenue ........................        45,702         32,030
     Current portion of long-term obligations          9,902          7,855
                                                 -----------    -----------
        Total current liabilities ............       866,016        655,481
                                                 -----------    -----------

Long-term obligations                                 10,444           --

Stockholders' equity:
     Common stock ............................         3,825          3,825
     Additional paid in capital ..............     1,446,671      1,446,671
     Retained earnings (deficit) .............    (1,129,051)    (1,532,358)
                                                 -----------    -----------
        Total stockholders' equity ...........       321,445        (81,862)
                                                 -----------    -----------

     Total liabilities and stockholdes' equity   $ 1,197,905    $   573,619
                                                 ===========    ===========

                  See notes to condensed financial statements.

                               Z-AXIS CORPORATION

                       Condensed Statements of Operations

                                                       Three Months Ended
                                                            June 30,
                                                   --------------------------
                                                       2002           2001
                                                   -----------    -----------

Net sales ......................................   $ 1,303,182    $ 1,040,511
Operating expenses:
      Production ...............................       414,383        534,090
      Research and development .................        29,684         25,127
      General and administrative ...............       257,038        203,878
      Marketing ................................       172,720        181,241
      Depreciation .............................        13,716         28,153
      Amortization of software development costs        11,628         32,418
                                                   -----------    -----------
         Total operating expenses ..............       899,169      1,004,907
                                                   -----------    -----------

Income from operations .........................       404,013         35,604

Other (expense) income, net: ...................          (706)       (15,028)
                                                   -----------    -----------

Income before income taxes .....................       403,307         20,576

Income tax (expense) benefit ...................          --             --
                                                   -----------    -----------

Net income .....................................   $   403,307    $    20,576
                                                   ===========    ===========

Weighted average number of common
 shares outstanding during the period -
   basic and diluted ...........................     3,825,000      3,825,000
                                                   ===========    ===========

Income per common share of stock - basic
 and diluted ...................................   $      0.11    $      0.01
                                                   ===========    ===========

                  See notes to condensed financial statements.

                               Z-AXIS CORPORATION

                       Condensed Statements of Cash Flows

                                                          Three Months Ended
                                                               June 30,
                                                        ----------------------
                                                             2002       2001
                                                        ---------    ---------
                                                             (Unaudited)
Cash flows from operations:
     Net income ......................................   $ 403,307    $  20,576
     Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization ..................      25,344       60,571
      Provision for bad debts ........................      57,000        9,000
       Changes in operating assets and liabilities:
        Trade accounts receivable ....................    (631,774)      81,092
        Other current assets .........................     (10,616)      (2,009)
        Accounts payable .............................      59,802      (15,140)
        Accrued expenses .............................      92,514      (16,220)
        Deferred revenue .............................      13,672      (25,000)
                                                         ---------    ---------
          Net cash provided by operations ............       9,249      112,870
                                                         ---------    ---------

Cash flows from investing activities:
     Purchase of property and equipment ..............     (45,648)     (13,438)
                                                         ---------    ---------
          Net cash used in investing activities ......     (45,648)     (13,438)
                                                         ---------    ---------

Cash flows from financing activities:
     Borrowings on line of credit ....................        --           --
     Payments on line of credit ......................     (12,500)     (20,000)
     Advance (payments) on stockholder
      advance ........................................      55,000      (65,000)
     Debt and capital lease payments .................      (2,575)     (14,643)
                                                         ---------    ---------
         Net cash provided by (used in)
          financing activities .......................      39,925      (99,643)
                                                         ---------    ---------

Net increase (decrease) in cash ......................       3,526         (211)

Cash, beginning of period ............................      19,133        1,786
                                                         ---------    ---------

Cash, end of period ..................................   $  22,659    $   1,575
                                                         =========    =========

                  See notes to condensed financial statements.

                               Z-AXIS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Interim Financial Information

In the opinion of management,  the accompanying  unaudited  condensed  financial statements  contain all  adjustments  necessary to present  fairly the financial position as of June 30, 2002 and the results of operations and statement of cash flows for the periods  presented.  The results of operations for the three-month periods ending June 30, 2002 and 2001 are not necessarily  indicative of results to be expected for the full year.

Note 2.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                                        June 30,      March 31,
                                                          2002          2002
                                                       ----------   ----------

Trade accounts receivable ..........................   $1,095,435   $  464,035
Less allowance for bad debt ........................      118,743       62,117
                                                       ----------   ----------

Trade accounts receivable, net .....................   $  976,692   $  401,918
                                                       ==========   ==========

Approximately  30%, 15% and 10% of the Company's  trade accounts  receivable was due from three  different  customers at June 30, 2002,  and 11%, 13% and 23% was due from three customers at June 30, 2001.

Note 3.  Debt

Long-term debt consists of the following:

                                                        June 30,      March 31,
                                                          2002          2002
                                                       ----------   ----------

Capital lease obligations ..........................   $   20,346   $    7,855
Less current portion ...............................        9,902        7,855
                                                       ----------   ----------
Long term capital lease obligations ................   $   10,444   $       -
                                                       ==========   ==========

The Company leases certain  production and office  equipment  under the terms of capital  leases.  The capitalized  value of the leased  equipment was $39,708 at
June 30,  2002.  The related  accumulated  depreciation  was $15,021 at June 30,
2002.  These  amounts are combined  with similar  equipment in the  accompanying condensed  financial  statements.  Lessors  have  a  security  interest  in  all equipment classified as a capital lease.

The  Company  entered  into an  agreement  with a bank for a  line-of-credit  of
$500,000 that was originally due October 2000. The bank extended the due date to
April  15,  2003  by  issuance  of  a  forbearance  agreement  to  the  original line-of-credit. The interest rate is calculated at 1% over the bank's prime rate
(5.75%  at  June  30,  2002)  and  interest  is  payable  monthly.  The  line is collateralized by the Company's accounts receivable and general intangibles. The balance  outstanding on the  line-of-credit  at June 30, 2002 was $350,000.  The forbearance  agreement  requires  certain  paydowns on a monthly  basis over the remaining  term of the  agreement.  As of June  30,  2002,  the  Company  was in compliance  with the  borrowing  base  covenant  as  stated  in the  forbearance agreement.  The Company was not in compliance with the paydown requirement as of
June 30, 2002, however management expects that the Company will be in compliance with this requirement during the second fiscal quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  accompanying  Condensed  Balance  Sheet  at June  30,  2002  and  Condensed
Statements of  Operations  and Cash Flows for the three month periods ended June
30, 2002 and 2001 should be read in  conjunction  with the  Company's  financial statements  and notes  for the  years  ended  March  31,  2002 and  2001.  These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted,  references to periods are to periods of fiscal years ended March 31 of the year stated.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the  quarter  ended  June 30,  2002 and 2001 were  $1,303,182  and
$1,040,511,  respectively;  representing a 25% increase during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.  The increase in revenue is the  result of  several  new jobs  commencing  work  during the first fiscal quarter combined with one large job that represents  approximately 35% of the revenue for the  quarter.  This job is  anticipated  to continue at the same level for the second quarter.  Revenues of approximately  $800,000 to $1,000,000 are expected during the second quarter of fiscal 2003.

Operating Income and Expenses

Income from  operations in the amount of $404,013 was recorded  during the first quarter of fiscal 2003 as compared to $35,604 during the corresponding period of the  preceding  fiscal year.  Operating  income as a percentage of sales for the first  quarter of fiscal 2003 was 31% as compared to 3% for the first quarter of fiscal  2002.  The  significant  increase  is due to  efficiency  in the  use of in-house and contract labor, as well as a general decrease in operating costs as compared  to the first  quarter  of  fiscal  2002.

Production Expenses

Production  expenses  decreased  22% to $414,383 in the first  quarter of fiscal
2003 from  $534,090 in the first  quarter of fiscal  2002.  The  decrease in the first  quarter of fiscal  2003 as  compared to the same period of fiscal 2002 is attributed to several factors including efficient  utilization of contract labor and a  decrease  in  operations  management  costs due to the  attrition  of one management position that was not replaced. In addition,  during fiscal 2002, the first  quarter costs were higher than normal due to  additional  one-time  labor expenditures  incurred  for out of  state  contractors  needed  to  support  the litigation  service  obligation  that the Company had with one client during the period.  The Company  continues to utilize contract labor to manage  fluctuating costs  associated  with  trial  support  activities,  as  well as  regular  core
services.   Production  expenses  are  expected  to  continue  at  the  rate  of approximately 32% to 35% of revenue in the second quarter of fiscal 2003.

Research and Development Expenses

Research and development  expenses increased 18% to $29,684 in the first quarter of fiscal 2003 from $25,127 in the first  quarter of fiscal  2002.  The increase was due to a normal  annual  increase  in  compensation  costs  coupled  with an increase in support  materials and software.  Research and development costs are incurred as the  Company  continues  to refine and  enhance the VuPoint  system.
Management considers VuPoint to have significant long-term revenue potential and will continue  further  enhancements  in the  foreseeable  future.  Research and development  expenses  are  expected  to stay at the same  level  in the  second quarter of fiscal 2003.

General and Administrative Expenses

General  and  administrative  expenses  increased  3% to  $257,038  in the first quarter of fiscal 2003 as  compared  to $203,878 in the first  quarter of fiscal
2002. As a percentage of sales,  general and  administrative  costs were 20% for the first  quarter of fiscal  2003 as compared to 19% for the same period of the prior  fiscal  year.  The  increase  as a  percentage  of sales is the result of additional  reserves  for bad debts which were  offset by  managing  general and administrative  overhead  costs at a  consistent  level  over  the past  several quarters,  while  increasing  revenue levels.  Executive costs are combined with
other  general  and  administrative   costs  in  the  financial  statements  for
presentation purposes.  General and administrative expenses are expected to stay at the same level in the second quarter of fiscal 2003.

Marketing Expenses

Marketing  expenses decreased 5% to $172,720 in the first quarter of fiscal 2003 as compared to $181,241 in the first  quarter of fiscal  2002.  The decrease was due to attrition of one sales consultant after the first quarter of fiscal 2002, whose position has not yet been filled,  offset by an increase in contract labor for short term  marketing  projects  and  commission  expense as a result of the increased  sales  level  during  the first  quarter  of fiscal  2003.  Marketing expenses  are  expected  to  increase  the  second  quarter  of  fiscal  2003 as management anticipates recruitment costs to hire a new sales consultant.

Depreciation Expense

Depreciation  expense  decreased  51% in the first  quarter  of  fiscal  2003 to
$13,716  from  $28,153 in the first  quarter of fiscal  2002.  The  decrease was expected  because  over 90% of the  fixed  assets  are  fully  depreciated.  The
Company's  fixed assets  consist of a  significant  amount of computer and other production equipment that is depreciated using the straight-line method over two to three years.  Due to the nature of the  technology and the rapid changes that are made to computer and production  systems,  the useful lives for depreciation purposes  on this  equipment  are  relatively  short.  Depreciation  expense  is expected to increase during the second quarter of fiscal 2003 due to purchase of approximately  $60,000  in  production  and  office  equipment  during the first quarter of fiscal 2003  coupled  with  anticipated  purchases  during the second quarter of approximately $20,000 to $30,000.

Amortization of Prior Years' Software Development Costs

Amortization of capitalized  software  development  costs decreased in the first quarter of fiscal 2003 to $11,628  from  $32,418 in the first  quarter of fiscal
2002. The decrease in amortization  costs was due to the fact that  amortization expense is calculated as a percentage of VuPoint revenue. VuPoint revenue earned in the first  quarter of fiscal 2003 was $131,635 as compared to $361,374 in the first quarter of fiscal 2002.

Other Expense

Other  expense  decreased  95% to $706 in the first  quarter of fiscal 2003 from
$15,028 during the first quarter of fiscal 2002. The significant  change was due to a decrease in interest expense on the  line-of-credit due to a decline in the prime rate on which the line-of-credit  rate is based. In addition,  the Company earned  $5,784 in  interest  income on past due  accounts  receivable  that were collected during the first quarter of fiscal 2003.  Management  expects interest expense to decrease in the next two fiscal quarters as the Company  continues to reduce its obligations on the leases and line of credit.

Income Tax Expense

Income tax  provision  is not recorded for fiscal years 2003 or 2002 because the
Company has  approximately  $1,500,000 in federal income tax loss carry forwards that expire in the years 2003 through 2021.

Net Income

Net income and basic income per share were $403,307 and $0.11,  respectively for the first  quarter of fiscal  2003  compared  to $20,576  and $0.01 for the same period of fiscal 2003.  Diluted income per share was $0.11 for the first quarter of fiscal 2003 as compared to $0.01 for the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company's working capital position was $216,804. Cash flow from operations was $9,249 during the first quarter of fiscal 2003. The majority of the Company's  cash flow from  operations  during the first quarter of fiscal
2003 was used make payments on the line-of-credit and capital lease obligations.
It is  management's  opinion that through cash  management  and other  measures, working capital for the foreseeable  future will be sufficient to meet operating requirements.

Capital additions during the first quarter of fiscal 2003 were $60,715.  Of this amount,  the Company financed the acquisition of $15,066 through capital leases.
The additions were needed in order to update computer and related equipment that had fully depreciated during the 2002.

Capital  lease  payments  were $2,575  during the first  quarter of fiscal 2003.
Payments on the line of credit were $12,500.  The Company  borrowed $55,000 in a short-term  loan from a  shareholder.  Management  expects to  continue  to make required payments on the line-of-credit, lease obligations as well as payoff the shareholder loan during the second fiscal quarter of 2003.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control,  namely the timing of courtroom  litigation  or the potential  that  litigation  may settle before trial.  The increase in sales volume  during the first quarter of fiscal 2003 as compared to the first quarter of  fiscal  2002  and the  resulting  net  profit  is due to  several  new  jobs commencing work during the first fiscal quarter combined with one large job that represents approximately 35% of the revenue for the quarter. The backlog remains at  approximately  $2.7 million and management  believes that sales volumes will range  between  $800,000 and  $1,000,000  for the second  quarter of fiscal year
2003.  Management  continues to monitor operating costs and making the necessary adjustments  to allow the  Company to continue  to be in a  profitable  position during  fiscal  year 2003 and meet  operating  cash flow  requirements  and debt service  obligations.  Due to the  increase  in accounts  receivable  during the quarter,  the majority  stockholder of the Company advanced $55,000 to assist in meeting  operating  cash  needs.  Management  continues  to  negotiate  with the
Company's and other  financing  relationships  to provide for long-term  capital opportunities  that will allow the Company to maintain  its current  position in the market.  Finally,  management is actively investigating alliances with other companies in the litigation  industry that could provide  additional  sources of revenue.

Recently Issued Accounting Pronouncements

In June 2001, the Financial  Accounting  Standards  Board issued FASB Statements
141 and 142. These  statements,  among other items, deal with the accounting for business  acquisitions  and intangible  assets including  goodwill.  The Company adopted these accounting  pronouncements  on January 1, 2002. Among other items, these new standards  change the accounting for  amortization of goodwill expense and the impairment of goodwill in a manner  different than they have been in the past. There is no significant impact on the Company's financial  statements as a result of the adoption of these standards.

PART II

Item 1.  Legal proceedings
      Not applicable.

Item 2.  Changes in securities
      Not applicable.

Item 3.  Defaults upon senior securities
      Not applicable.

Item 4.  Submission of matters to a vote of security holders
      Not applicable

Item 5.  Other information
      Not applicable.

Item 6.  Exhibits and reports on Form 8-K
      (a) No exhibits.
      (b) No  reports on Form 8-K have been filed during the quarter ended June
          30, 2002.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934 the  registrant  has duly  caused  this  report  of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:

/s/ Alan Treibitz
------------------------
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer

 /s/ Stephanie S. Kelso
------------------------
Stephanie S. Kelso
Director, President

Date: August 14, 2002

..