Form 10QSB
period 2002-09-30
Z AXIS CORP
filed 2002-11-15
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended September 30, 2002.

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
    incorporation of organization)                   Identifiction No.)

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
Yes [ X ] No [    ]

The number of common shares outstanding as of September 30, 2002: 3,825,000

                                    CONTENTS

PART I  Financial Statements.

        Item 1.  Condensed Balance Sheets as of September 30, 2002 and March 31, 2002.

                 Condensed Statements of Operations, three and six month periods ended September 30, 2002 and 2001.

                 Condensed Statements of Cash Flows, six-month periods
                  ended September 30, 2002 and 2001.

                 Notes to Condensed Financial Statements.

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

        Item 3.  Controls and Procedures

PART II Other Information.

        Item 1.  Legal proceedings.

        Item 2.  Changes in securities.

        Item 3.  Defaults upon senior securities.

        Item 4.  Submission of matters to a vote of security holders.

        Item 5.  Other information.

        Item 6.  Exhibits and reports on Form 8-K.

SIGNATURES

                               Z-AXIS CORPORATION

PART I  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

                                                          September    March 31,
                                                             2002        2002
                                                         (Unaudited)
--------------------------------------------------------------------------------

Assets
Current assets:
     Cash                                                $  276,782     $ 19,133
     Trade accounts receivable                            1,201,475      401,918
     Other current assets                                    35,708       22,853
--------------------------------------------------------------------------------
        Total current assets                              1,513,965      443,904
--------------------------------------------------------------------------------
Property and equipment, net                                 157,804       72,806

Capitalized software development costs, net                  17,385       46,160
Deposits                                                     11,019       10,749
--------------------------------------------------------------------------------

     Total assets                                        $1,700,173    $ 573,619
--------------------------------------------------------------------------------

Liabilities and stockholders' equity
Current liabilities:
     Line of Credit                                      $  300,000    $ 362,500
     Accounts payable                                        70,973       90,127
     Accrued expenses                                       492,003      162,969
     Deferred revenue                                        33,000       32,030
     Current portion of long-term obligations                 7,739        7,855
--------------------------------------------------------------------------------
        Total current liabilities                           903,715      655,481
--------------------------------------------------------------------------------
Long-term obligations                                         9,257           -

Stockholders' equity:
     Common stock                                             3,825        3,825
     Additional paid in capital                           1,446,671    1,446,671
     Retained earnings (deficit)                           (663,295)  (1,532,358)
--------------------------------------------------------------------------------
        Total stockholders' equity                          787,201      (81,862)
--------------------------------------------------------------------------------

     Total  liabilities and stockholders' equity         $1,700,173    $ 573,619
================================================================================

See notes to condensed financial statements.

                               Z-AXIS CORPORATION

Condensed Statements of Operations

                                            Three Months Ended       Six Months Ended
                                               September 30,           September 30,
                                            -------------------------------------------
                                               2002       2001         2002      2001
                                                 (Unaudited)             (Unaudited)
---------------------------------------------------------------------------------------

Net sales                                   $1,671,854  $ 440,549 $2,975,036 $1,481,060
Operating expenses:
      Production                               569,184    219,329    983,567    753,419
      Research and development                  22,986     20,254     52,670     45,381
      General and administrative               374,220    207,336    631,258    411,214
      Marketing                                199,692    127,728    372,412    308,969
      Depreciation                              22,584     23,759     36,300     51,912
      Amortization of prior year's
       software deve1opment costs               17,146      1,457     28,774     33,875
---------------------------------------------------------------------------------------
         Total operating expenses            1,205,812    599,863  2,104,981  1,604,770
---------------------------------------------------------------------------------------
Income (loss) from operations                  466,042   (159,314)   870,055   (123,710)
Other (expense) income, net                       (286)   (10,430)      (992)   (25,458)
---------------------------------------------------------------------------------------
Income (loss) before income taxes              465,756   (169,744)   869,063   (149,168)
Income tax (expense) benefit                        -          -          -          -
---------------------------------------------------------------------------------------

Net income (loss)                            $ 465,756 $ (169,744) $ 869,063 $ (149,168)
=======================================================================================

Income (loss) per common share of stock:
                Basic                           $ 0.12    $ (0.04)    $ 0.23    $ (0.04)
                Diluted                         $ 0.12    $ (0.04)    $ 0.22    $ (0.04)
---------------------------------------------------------------------------------------

Weighted average number of common shares
 outstanding during the period
                Basic                        3,825,000  3,825,000  3,825,000  3,805,000
                Diluted                      3,869,186  3,825,000  3,883,358  3,805,000
---------------------------------------------------------------------------------------

                               Z-AXIS CORPORATION

Condensed Statements of Cash Flows
                                                                   Six months ended
                                                                     September 30,
                                                                  -------------------
                                                                     2002      2001
                                                                       (Unaudited)
-------------------------------------------------------------------------------------
Cash flows from operations:
      Net Income                                                    869,063  (149,168)
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                65,074    85,787
        Provision for bad debts                                      72,000    18,000
        Trade accounts receivable                                  (871,557)  394,836
        Other current assets                                        (12,855)
        Other assets                                                   (270)    5,460
        Accounts payable                                            (19,154)  (59,183)
        Accrued expenses                                            329,034   (91,487)
        Customer deposits                                               970   (20,000)
-------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                 432,305   184,245
-------------------------------------------------------------------------------------
Investing activities:
        Purchase of property and equipment                         (106,231)  (20,148)
-------------------------------------------------------------------------------------
Net cash used in investing activities                              (106,231)  (20,148)
-------------------------------------------------------------------------------------
Cash flows from financing activities:
     Borrowings on line of credit                                                   -
     Payments on line of credit                                     (62,500)  (65,000)
     Debt and capital lease payments                                 (5,925)  (27,692)
     Payments to shareholder                                              -   (65,000)
-------------------------------------------------------------------------------------
Net cash used financing activities                                  (68,425) (157,692)
-------------------------------------------------------------------------------------

Net increase in cash                                                257,649     6,405
Cash , beginning of period                                           19,133     1,786
-------------------------------------------------------------------------------------
Cash, end of period                                               $ 276,782   $ 8,191
=====================================================================================

During the quarter ended September 30, 2002 the Company purchased equipment on a capital lease in the amount of $15,066.

See notes to condensed financial statements.

Notes to Condensed Financial Statements.

Note 1.  Interim Financial Information

The  accompanying  Condensed  Balance  Sheet at September  30,  2002,  Condensed
Statements of Operations for the three and six month periods ended September 30,
2002 and 2001 and Cash Flows for the six month periods ended  September 30, 2002 and 2001, should be read in conjunction with the Company's financial  statements and notes for the years ended March 31, 2002 and 2001. These condensed financial statements contain all adjustments that management  considers necessary for fair presentation.  Results for interim  periods are not  necessarily  indicative  of results for a full year.

Note 2.  Significant Accounting Policies

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

Fair Value of Financial Instruments

The  carrying  amounts of financial  instruments  including  cash,  receivables, accounts  payable and accrued expenses  approximated  fair value as of September
31, 2002 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued  approximate fair value as of September 30, 2002 because  interest rates on these  instruments  approximate market interest rates.

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

Note 3.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                                    September 30,     March 31,
                                                        2002            2002
--------------------------------------------------------------------------------
Trade accounts receivable                             $1,328,362     $464,035
Less allowance for bad debt                              126,887       62,117
--------------------------------------------------------------------------------
Trade accounts receivable, net                        $1,201,475     $401,918
================================================================================

Approximately  59% of the Company's  trade accounts  receivable was due from one customer at September 30, 2002.

Note 3.  Debt

Long-term debt consists of the following:

                                                    September 30,     March 31,
                                                        2002            2002
--------------------------------------------------------------------------------
Capital lease obligations                             $16,996         $7,855
Less current portion                                    7,739          7,855
--------------------------------------------------------------------------------
Long term capital lease obligations                   $9,257          $    -
================================================================================

The Company leases certain  production and office  equipment  under the terms of capital  leases.  The capitalized  value of the leased  equipment was $39,708 at
September  30,  2002.  The  related  accumulated  depreciation  was  $17,692  at
September 30, 2002.  These  amounts are combined  with similar  equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The  Company  entered  into an  agreement  with a bank for a  line-of-credit  of
$500,000 that was originally due October 2000. The bank extended the due date to
April  15,  2003  by  issuance  of  a  forbearance  agreement  to  the  original line-of-credit. The interest rate is calculated at 1% over the bank's prime rate
(6.75% at  September  30,  2002) and  interest is payable  monthly.  The line is collateralized by the Company's accounts receivable and general intangibles. The balance  outstanding on the  line-of-credit  at September 30, 2002 was $300,000.
The forbearance  agreement requires certain paydowns on a monthly basis over the remaining  term of the  agreement.  As of September 30, 2002, the Company was in compliance  with the  borrowing  base  covenant  as  stated  in the  forbearance agreement.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS

The accompanying  Condensed Balance Sheet as of September 30, 2002 and Condensed
Statements  of  Operations  and Cash  Flows for the  three-month  periods  ended
September  30, 2002 and 2001 should be read in  conjunction  with the  Company's financial  statements  and notes for the years  ended  March 31,  2002 and 2001.
These condensed  financial  statements  contain all adjustments  that management considers  necessary for fair presentation.  Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references  to periods are to periods of fiscal years ended March 31 of the year stated.

FORWARD LOOKING STATEMENTS

In addition to the  historical  information,  this 10-QSB and the Annual  Report incorporated by reference herein, contain forward-looking  statements within the meaning of the Private Securities  Litigation Reform Act of 1995 and the Company
desires to take advantage of the "Safe Harbor"  provisions  thereof.  Therefore, the Company is  including  this  statement  for the express  purpose of availing itself  of the  protections  of such Safe  Harbor  with  respect  to all of such forward-looking  statements.  The  forward-looking  statements  in  this  report reflect the Company's  current views with respect to future events and financial uncertainties, including those discussed herein, that could cause actual results to differ  materially  from  historical  results or those  anticipated.  In this report, the words "anticipates",  "believes", "expects", "intends", "future" and similar expressions identify forward-looking  statements.  Readers are cautioned not to place undue reliance on the forward-looking  statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to
publicly   revise  these   forward-looking   statements  to  reflect  events  or
circumstances that may arise after the date of this report.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and  six-month  periods  ended  September  30, 2002 were
$1,671,854 and $2,975,036, respectively. Net sales for the corresponding periods ended  September  30,  2001 were  $440,549  and  $1,481,060,  respectively.  The increase  in sales  for the  three-month  period  ended  September  30,  2002 as compared to the  corresponding  period ended September 30, 2001 was 279.4%.  The increase in revenue is the result of several new jobs commencing work during the second fiscal quarter combined with one large job that represents  approximately
52% of the revenue  for the  quarter  and 45% of the  revenue for the  six-month period ended  September 30, 2002.  Management  expects that revenue  levels from this job will decrease in the third  quarter,  as a  substantial  portion of the work will be completed.  Additional  revenues from this job will depend upon the outcome of certain legal proceedings.  Management anticipates that revenues from other core  business  services  will  continue  at current  levels and allow the
Company to maintain  profitability through the fiscal year. The backlog at March
31, 2002 was  $2,785,000 as compared to $2,217,00 at March 31, 2001.  Management believes  that the  backlog  will be  comparable  during  the third  and  fourth quarters of fiscal  2003.  For the six months ended  September  30, 2002 the net sales levels increased 100.8% as compared to the same period of the prior fiscal year.  The increase in revenue is mainly the result of billings to one client as noted  above,  combined  with an 11.1%  increase in revenue on regular  Core and
VuPoint business services and rentals.  Management  expects that the fiscal year
2003 third quarter sales will be $850,000 to $1,000,000.

Operating Income and Expenses

Income from  operations  was $466,042  and $870,055 for the three and  six-month periods ended  September  30, 2002.  Loss from  operations  was  $(159,314)  and
$(123,710) for the corresponding three and six-month periods ended September 30,
2001.  Income from  operations  as a percentage of sales was 27.9% and 29.2% for the three and six-month periods ended September 30, 2002. The significant change in operating  results from the  comparable  three and  six-month  periods of the prior fiscal year was due to the increase in revenue noted above,  combined with efficiency  gains in the use of  contract  labor to support  the higher  revenue levels and continued  maintenenance  of operating  costs at levels which allowed the Company to maintain  profitability.  Management continues to investigate and evaluate  new  sources  of  revenue  for the  Company,  including  sales of core services and products to corporate accounts,  which will further help strengthen revenues. In addition,  management continues to monitor expenditure  commitments to ensure  that the Company is  operating  at  efficient  and  appropriate  cost levels.

Production Expenses

Production  expenses  were  $569,184 and  $983,567  for the three and  six-month periods  ended  September  30, 2002 as compared to $219,329 and $753,419 for the three and six-month periods ended September 30, 2001. These results represent an increase of 159.5% and 30.5% for the three and six-month periods ended September
30,  2002 as  compared  to the  same  periods  of the  prior  fiscal  year.  The three-month  increase  was  expected  in the second  quarter  of fiscal  2003 as compared to fiscal 2002 due to the increase in sales revenue  volume during that quarter.  The Company continues to utilize contract labor to manage  fluctuating costs  associated  with  trial  support  activities,  as  well as  regular  core services.  In  addition  deferred  compensation  expense  was  recorded  for the six-month  period  ended  September  30,  2002  during  the  second  quarter  in anticipation  that the Company will maintain the current level of  profitability for the fiscal year and will pay  appropriate  profit  sharing  compensation  to eligible  employees during the third quarter of fiscal 2003.  Management expects the production expenses in the third and fourth quarters to be comparable to the first and second quarters as a percentage of core sales.

Research and Development Expenses

Research  and  development  expenses  were $22,986 and $52,670 for the three and six-month  periods  ended  September 30, 2002 as compared to $20,254 and $45,381 for the three and  six-month  periods ended  September  30, 2001.  These results represent  an  increase  of 13.5%  and  16.1%  for the  three-month  period  and six-month  periods  ended  September 30, 2002 as compared to the same periods of the prior fiscal  year.  The  increase  was due to a normal  annual  increase in compensation  costs coupled with an increase in support  materials and software.
Research and development  costs are incurred as the Company  continues to refine and enhance VuPoint.  Management considers VuPoint to have significant long-term revenue  potential and will continue  further  enhancements  in the  foreseeable future. Research and development expenses are expected to stay at the same level in the third quarter of fiscal 2003.

General and Administrative Expenses

General and administrative expenses were $374,220 and $631,258 for the three and six-month  periods ended September 30, 2002 as compared to $207,336 and $411,214 for the three and  six-month  periods ended  September  30, 2001.  These results represent  an  increase of 80.5% and 53.5% for the three and  six-month  periods ended  September  30, 2002 as compared to the same  periods of the prior  fiscal year.  The  increase  is due to deferred  executive  compensation  expense  that management  recorded  during the second  quarter for the six-month  period ended
September  30, 2002 based on  anticipation  of the Company  maintaining  current profit levels through the end of the fiscal year.  Executive  costs are combined with other  general and  administrative  costs in the financial  statements  for presentation purposes.  General and administrative expenses are expected to stay at the same level in the third quarter of fiscal 2003.

Marketing Expenses

Marketing  expenses  were  $199,692  and  $372,412  for the three and  six-month periods  ended  September  30, 2002 as compared to $127,728 and $308,969 for the three and six-month periods ended September 30, 2001. These results represent an increase of 56.3% and 20.5% for the three and six-month  periods ended September
30, 2002 as compared to the same periods of the prior fiscal year.  The increase in marketing  expenditures  for the three and six-month  periods ended September
30,  2002 was due to an increase  in  commissions  expense as a result of higher commissionable  sales revenue  during the first and second  quarters.  Marketing costs are  expected to increase in the third and fourth  quarters as  management anticipates  expenditures  to produce new marketing  literature and brochures as well as recruitment and personnel  costs to hire a sales  consultant on the West
Coast.

Depreciation Expense

Depreciation  expenses  were  $22,584 and  $36,300  for the three and  six-month periods  ended  September  30,  2002 as  compared to $23,759 and $51,912 for the three and six-month  periods ended September 30, 2001. The increase was expected as due to  equipment  upgrades  and  acquisitions  during  the first and  second quarters of approximately $106,000.

The Company's fixed assets consist of a significant amount of computer and other production equipment that is depreciated using the straight-line method over two to three years.  Due to the nature of the  technology and the rapid changes that are made to computer and production  systems,  the useful lives for depreciation purposes on this  equipment  are  relatively  short.  The Company is planning to purchase a new data backup system,  as well as upgrade certain software programs to current versions during the third and fourth quarters of fiscal 2003.

Amortization of prior years' software development costs

Amortization  expense  related to  capitalized  software  development  costs was
$17,146 and $28,774 for the three and six-month periods ended September 30, 2002 as  compared to $1,457 and $33,875  for the three and  six-month  periods  ended
September 30, 2001. The decrease in amortization  costs was due to the fact that amortization  expense is calculated as a percentage of VuPoint revenue.  VuPoint revenue earned in the six-month  period ended September 30, 2002 was $239,785 as compared to $322,104 for the same six-month period ended September 30, 2001.

Other Expense

Other  expense  was $286 and $992 for the  three  and  six-month  periods  ended
September  30,  2002 as  compared  to  $10,430  and  $25,458  for the  three and six-month periods ended September 30, 2001. The significant  change was due to a decrease in interest expense on the line-of-credit due to a decline in the prime rate on which the line-of-credit rate is based. In addition,  the Company earned
$5,784 in interest  income on past due accounts  receivable  that were collected during the first quarter of fiscal 2003.  Management expects interest expense to decrease in the next two fiscal quarters as the Company  continues to reduce its obligations on the leases and line of credit.

Income Tax Expense

No Income tax  provision has been recorded for fiscal years 2003 or 2002 because the  Company  has  approximately  $1,500,000  in  federal  income tax loss carry forwards that expire in the years 2002 through 2021.

Net Income

Net income and diluted  earning per common share of stock was $465,756 and $0.12 for the three month period ended  September  30, 2002 and $869,063 and $0.22 for the six month period ended September 30, 2002. These results are compared to net loss and basic  loss per share of  $(169,744)  and  $(.04)  for the three  month period  ended  September  30, 2001 and  $(149,168)  and $(.04) for the six month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company's working capital position was $610,250. Cash flow  provided by (used in)  operations  was  $432,305  for the six months ended
September 30, 2002, as compared to $(144,601) for the six months ended September
30, 2001.  The majority of the Company's  cash flow from  operations  during the first and  second  quarters  of fiscal  2003 was used make  normal  payments  on operating  expenses and capital lease  obligations.  It is management's  opinion that  through  cash  management  and other  measures,  working  capital  for the foreseeable future will be sufficient to meet operating requirements.

Capital  additions on a cash basis were  $106,231  during the  six-month  period ended September 30, 2002.

Debt and capital  lease  payments  were $68,425 for the  six-month  period ended
September  30,  2002.  Payments  on the  line of  credit  were  $62,500  for the six-month period ended September 30, 2002.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control,  namely the timing of courtroom  litigation  or the potential  that  litigation  may settle before trial.  The increase in sales volume for the six-month period ended September 30, 2002 as compared to the same period ended  September 30, 2001 is due to the several new jobs  commencing work during the first and second  fiscal  quarters  combined  with one large job that represents  approximately  45% of the  revenue  for the  six-month  period.  The backlog remains at approximately $2.7 million.  Management  continues to monitor operating  costs and make the  necessary  adjustments  to allow the  Company  to maintain a profitable  position  during fiscal year 2003 and meet operating cash
flow  requirements  and  debt  service  obligations.   Management  continues  to
negotiate  with the  Company's  banking  and other  financing  relationships  to provide  for  long-term  capital  opportunities  that will allow the  Company to
maintain  its  current   position  in  the  market.   Finally,   management   is
investigating  alliances with other  companies in the  litigation  industry that could provide additional sources of revenue.

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

Item 3.  CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the  effectiveness of the design and operation of the Company's  disclosure  controls and procedures  within 90 days of the filing date of this quarterly  report.  Based upon the results of this evaluation,  the
Company believes that they maintain proper  procedures for gathering,  analyzing and  disclosing  all  information  in a timely  fashion  that is  required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

PART II  Other information.

Item 1.  Legal proceedings.

      Not applicable.

Item 2.  Changes in securities.

      Not applicable.

Item 3.  Defaults upon senior securities.

      Not applicable.

Item 4.  Submission of matters to a vote of security holders.

     The  Annual  Meeting of  Shareholders  of the  Corporation  was held at the corporate  offices on September 2, 2002.  The  following  individuals  were elected to serve as directors of the corporation:

                                                             Shares Voted
     Name                    Shares Voted For            "Withhold Authority"
     ---------------------------------------------------------------------------
     Steven H. Cohen             2,189,407                       217,282
     Alan Treibitz               2,189,407                       217,282
     Stephanie S. Kelso          2,189,407                       217,282
     Marilyn T. Heller           2,189,407                       217,282
     Marvin A. Davis             2,189,407                       217,282
     James E. Pacotti, Jr.       2,189,407                       217,282

Item 5.  Other information.

      Not applicable.

Item 6.  Exhibits and reports on Form 8-K.

     (a) No exhibits.

     (b) No  reports  on Form 8-K have  been  filed  during  the  quarter  ended
         September 30, 2002.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934 the  registrant  has duly  caused  this  report  of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:

/s/ Alan Treibitz
-----------------
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer

/s/ Stephanie S. Kelso
----------------------
Stephanie S. Kelso
Director, President

Date: November 14, 2002

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Alan  Treibitz  , the Chief  Executive  Officer  of Z-Axis  Corporation  (the
"Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed  such  disclosure  controls and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others  within those  entities,  particularly  during the period in which this quarterly report is being prepared;

b) evaluated  the  effectiveness  of the  registrant's  disclosure  controls and procedures  as of a date  within  90  days  prior  to the  filing  date  of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant  deficiencies in the design or operation of internal controls which  could  adversely  affect the  registrant's  ability  to record,  process, summarize and report  financial data and have  identified  for the  registrant's auditors any material weaknesses in internal controls; and

b) any  fraud,  whether  or not  material,  that  involves  management  or other employees who have a significant role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Alan Treibitz
-----------------
Alan Treibitz
Chief Executive Officer