Form 10QSB
period 2002-12-31
Z AXIS CORP
filed 2003-02-14
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
       Exchange Act of 1934

For the quarterly period ended December 31, 2002.

Commission file number 0-11284

                               Z-Axis Corporation
---------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Colorado                                 84-0910490
---------------------------------------------------------------------------------
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

The number of common shares outstanding as of December 31, 2002: 3,825,000

                                    CONTENTS

PART I            Financial Statements.

Item 1.   Condensed Balance Sheets as of December 31, 2002 and March 31, 2002

Condensed  Statements  of  Operations,  three  and  nine  month periods ended December 31, 2002 and 2001

Condensed Statements of Cash Flows, nine-month periods ended December 31, 2002 and 2001

Notes to Condensed Financial Statements

Item 2.   Management's   Discussion   and   Analysis  of  Financial Condition and Results of Operations

Item 3.   Controls and Procedures

PART II     Other Information.

Item 1.     Legal proceedings

Item 2.     Changes in securities

Item 3.     Defaults upon senior securities

Item 4.     Submission of matters to a vote of security holders

Item 5.     Other information

Item 6.     Exhibits and reports on Form 8-K

SIGNATURES & CERTIFICATIONS

                               Z-AXIS CORPORATION

                            Condensed Balance Sheets

                                             Dec 31, 2002 March 31,2002
                                                  (Unaudited)
Assets
Current assets:
     Cash ........................................   $   208,663    $    19,133
     Trade accounts receivable ...................     1,420,896        401,918
     Other current assets ........................        33,968         22,853
                                                     -----------    -----------
        Total current assets .....................     1,663,527        443,904
                                                     -----------    -----------

Property and equipment, at cost ..................     1,101,958      1,444,318
Accumulated depreciation .........................      (946,074)    (1,371,512)

        Net property and equipment ...............       155,884         72,806

Capitalized Software Dev. Costs ..................        12,790         46,160
Deferred income taxes
Other assets .....................................        11,019         10,749
                                                     -----------    -----------

     Total assets ................................   $ 1,843,220    $   573,619
                                                     ===========    ===========

                      Liabilities and stockholders' equity

Current liabilities:
     Line of Credit ..............................   $   262,500    $   362,500
     Bank overdraft
     Advance from shareholder ....................          --
     Accounts payable ............................        67,093         90,127
     Accrued expenses ............................       391,085        162,969
     Customer deposits ...........................        44,000         32,030
     Current portion of long-term obligations ....         5,489          7,855
                                                     -----------    -----------
         Total current liabilities ...............       770,167        655,481
                                                     -----------    -----------

Long-term obligations ............................         8,022           --
Stockholders' equity:
     Common stock ................................         3,825          3,825
     Additional paid in capital ..................     1,446,671      1,446,671
     Retained earnings (deficit) .................      (385,465)    (1,532,358)
                                                     -----------    -----------
        Total stockholders' equity ...............     1,065,031        (81,862)
                                                     -----------    -----------

Total  liabilities and stockholders' equity ......   $ 1,843,220    $   573,619
                                                     ===========    ===========

                  See notes to condensed financial statements.

                               Z-AXIS CORPORATION

                       Condensed Statements of Operations
                                                                                                                       Nine months
                                          Three months ended           Nine Months ended
                                             December 31,                 December 31,
                                         2002           2001           2002          2001
                                             (Unaudited)                  (Unaudited)
                                     -----------    -----------     ----------    -----------

Net sales ........................   $ 1,240,833    $   725,866    $ 4,215,869    $ 2,206,926
Operating expenses:
      Production .................       430,528        276,101      1,414,095      1,029,520
      Research and development ...        26,066         29,060         78,736         74,441
      General and administrative .       286,129        179,298        917,387        590,512
      Marketing ..................       184,220        131,107        556,632        440,076
      Depreciation ...............        26,240         20,629         62,540         72,541
      Amortization of prior year's
       software development costs          4,595          7,488         33,369         41,363
                                     -----------    -----------     ----------    -----------
         Total operating expenses        957,778        643,683      3,062,759      2,248,453
                                     -----------    -----------     ----------    -----------

Income (loss) from operations ....       283,055         82,183      1,153,110        (41,527)
Other (expense) income, net: .....        (5,224)        (7,482)        (6,216)       (32,940)
                                     -----------    -----------     ----------    -----------
Income (loss) before income taxes        277,831         74,701      1,146,894        (74,467)

Income tax (expense) benefit

Net income (loss) ................   $   277,831    $    74,701    $ 1,146,894    $   (74,467)
                                     ===========    ===========     ==========    ===========

Income (loss) per common
 share of stock:

Basic ............................   $      0.07    $      0.02    $      0.30    $     (0.02)
                                     ===========    ===========     ==========    ===========
Diluted ..........................   $      0.07    $      0.02    $      0.29    $     (0.02)
                                     ===========    ===========     ==========    ===========

Weighted average number of
 common shares outstanding
 during the period

Basic ............................     3,825,000      3,825,000      3,825,000      3,825,000
                                     ===========    ===========     ==========    ===========
Diluted ..........................     3,898,843      3,825,000      3,898,843      3,825,000
                                     ===========    ===========     ==========    ===========

                  See notes to condensed financial statements.

                               Z-AXIS CORPORATION

                       Condensed Statements of Cash Flows

                                                                   Nine months ended
                                                                      December 31,
                                                              -----------    -----------
                                                                  2002          2001
                                                              -----------    -----------
                                                                     (Unaudited)
Cash flows from operations:
Net Income (loss) .........................................   $ 1,146,894    $   (74,467)
                                                              -----------    -----------
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation and amortization ........................        95,909        113,906
     Provision for bad debts ..............................       (81,000)        (9,000)
     Trade accounts receivable ............................      (937,978)       177,098
     Other current assets .................................       (10,657)        18,676
     Accounts payable .....................................       (23,034)        (4,673)
     Accrued expenses .....................................       228,116        (63,998)
     Customer deposits ....................................        11,970        (13,000)
                                                              -----------    -----------
Net cash provided by (used in) operating activities .......       430,220        144,542
                                                              -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment ...................      (131,279)       (20,143)
                                                              -----------    -----------
Net cash used in investing activities .....................      (131,279)       (20,143)
                                                              -----------    -----------
Cash flows from financing activities:
     Borrowings on line of credit/bank overdraft ..........          --            4,349
     Payments on line of credit ...........................      (100,000)       (77,500)
     Payments to shareholder ..............................          --          (65,000)
     Advance from shareholders ............................          --           51,000
     Debt and capital lease payments ......................        (9,411)       (37,273)
     Proceeds from exercise of stock options                         --             --
                                                              -----------    -----------
Net cash provided by (used in) financing activities .......      (109,411)      (124,424)
                                                              -----------    -----------

Net increase (decrease) in cash ...........................       189,530            (25)

Cash , beginning of period ................................        19,133          1,786
                                                              -----------    -----------

Cash, end of period .......................................   $   208,663    $     1,761
                                                              ===========    ===========

                  See notes to condensed financial statements.

                               Z-AXIS CORPORATION

                    Notes to Condensed Financial Statements.

Note 1.  Interim Financial Information

The accompanying  Condensed Balance Sheets as of December 31, 2002 and March 31,
2002,  Condensed  Statements of Operations  for the three and nine month periods ended December 31, 2002 and 2001 and Cash Flows for the nine month periods ended
December 31, 2002 and 2001,  should be read in  conjunction  with the  Company's financial  statements  and notes for the years  ended  March 31,  2002 and 2001.
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

Long-Lived Assets

The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances  indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

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
Software development costs are amortized over their estimated useful life. Costs
associated   with   upgrades  and   enhancements   that  result  in   additional
functionality are capitalized.

Fair Value of Financial Instruments

The  carrying  amounts of financial  instruments  including  cash,  receivables, accounts payable and accrued expenses approximated fair value as of December 31,
2002 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued  approximate fair value as of December 31, 2002 because  interest  rates on these  instruments  approximate market interest rates.

Revenue and Cost Recognition

The Company generates  revenue  primarily  through  hourly-rate and reimbursable expenses contracts.  Revenue generated from hourly-rate  contracts is recognized as services are performed.  Revenue is determined by the contract  billing rates and the time incurred to perform the service plus reimbursable expenses. Expense is  determined  by actual  cost  incurred.  Revenue  generated  from fixed price contracts  is  recognized  when the  contract  is  completed.  The  contract  is considered complete when all costs, except for insignificant  amounts, have been incurred which is typically completed within a 6 month time period.

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
The Company had no transactions  during the periods  presented that would result in comprehensive income being different from net income.

Note 3.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                 December 31,  March 31,
                                    2001         2002
                                 ----------   ----------

Trade accounts receivable ....   $1,556,663   $  464,035
Less allowance for bad debt ..      135,767       62,117
                                 ----------   ----------
Trade accounts receivable, net   $1,420,896   $  401,918
                                 ==========   ==========

Approximately  57% of the Company's trade receivables were due from one customer at December 31, 2002.

Note 3.  Debt

Long-term debt consists of the following:

                                    December 31,  March 31,
                                       2002         2002
                                      -------     --------

Capital lease obligations .........   $13,511     $ 7,855
Less current portion ..............     5,489       7,855
                                      -------     -------
Long term capital lease obligations   $ 8,022     $   --
                                      =======     =======

The Company leases certain  production and office  equipment  under the terms of capital leases.  The capitalized value of the leased equipment was approximately
$37,000  at  December  31,  2002.  The  related  accumulated   depreciation  was
approximately  $17,000 at December 31,  2002.  These  amounts are combined  with similar equipment in the accompanying  condensed financial  statements.  Lessors have a security interest in all equipment classified as a capital lease.

The Company  maintains  a line of credit in the amount of $275,000  with a bank, which matures June 2, 2003. If drawn upon,  the  indebtedness  bears interest at the bank's prime rate plus one percent per annum  (6.25% at December 31,  2002).
The  Company's  accounts  receivable  secure any amounts drawn under the line of credit. As of December 31, 2002 the balance outstanding was $262,500.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The accompanying  Condensed Balance Sheets as of December 31, 2002 and March 31,
2002 and Condensed  Statements  of  Operations  and Cash Flows for the three and nine  month  periods  ended  December  31,  2002  and  2001  should  be  read in conjunction  with the  Company's  financial  statements  and notes for the years ended March 31, 2002 and 2001. These condensed financial  statements contain all adjustments that management  considers necessary for fair presentation.  Results for interim periods are not  necessarily  indicative of results for a full year.
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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and  nine-month  periods  ended  December  31, 2002 were
$1,240,833 and $4,215,869, respectively. Net sales for the corresponding periods ended December 31, 2001 were $725,866 and $2,206,926 respectively.  The increase in sales for the three-month  and nine-month  periods ended December 31, 2002 as compared to the  corresponding  three and nine-month  periods ended December 31,
2001 was  70.9%  and  91.0%,  respectively.  The  increase  in  revenue  for the three-month  period is the result of several new jobs commencing work during the third  fiscal  quarter  combined  with a large  continuing  job that  represents approximately  43.5% of the revenue for the quarter and 45.4% of the revenue for the nine-month period ended December 31, 2002.  Management  expects that revenue levels  from this job will  taper off  during  the  fourth  quarter.  Additional
revenues   from  this  job  will  depend  upon  the  outcome  of  certain  legal proceedings. Revenues from other core business services are expected to continue at their current levels,  allowing the Company to maintain profitability through the end of the fiscal  year.  Backlog at December  31, 2002 is estimated at $2.5 million.  Management expects that the fiscal year 2003 fourth quarter sales will be $850,000 to $1,000,000.

Operating Income and Expenses

Income from  operations was $283,055 and $1,153,110 for the three and nine-month periods ended December 31, 2002.  Income (loss) from  operations was $82,183 and
$(41,527) for the corresponding  three and nine-month periods ended December 31,
2001.  Income from  operations  as a percentage of sales was 22.8% and 27.4% for the three and nine-month periods ended December 31, 2002. The significant change in operating  results from the comparable  three and  nine-month  periods of the prior fiscal year was due to the increase in revenue noted above,  combined with efficiency  gains in the use of  contract  labor to support  the higher  revenue levels and continued  maintenance of operating costs at levels which allowed the
Company  to   maintain   profitability.   Management   continues   to   evaluate
opportunities for expansion of the current revenue base, including sales of core services and products to corporate accounts and investigation of providing these services to potential customers in industries outside of the litigation market.

Production Expenses

Production  expenses were $430,528 and  $1,414,095  for the three and nine-month periods ended  December 31, 2002 as compared to $276,101 and  $1,029,520 for the three and nine-month periods ended December 31, 2001. These results represent an increase of 55.9% and 37.3% for the three and nine-month  periods ended December
31,  2002 as  compared  to the  same  periods  of the  prior  fiscal  year.  The three-month  increase  was  expected  in the third  quarter  of  fiscal  2003 as compared to fiscal 2002 due to the increase in sales revenue  volume during that quarter.  The Company continues to utilize contract labor to manage  fluctuating costs  associated  with  trial  support  activities,  as  well as  regular  core services.  In  addition,  deferred  compensation  expense was  recorded  for the nine-month  period ended December 31, 2002 in anticipation that the Company will maintain  the current  level of  profitability  for the fiscal year and will pay appropriate  profit sharing  compensation to eligible employees during the third quarter of fiscal 2003. Management expects the production expenses in the fourth quarter to be comparable to the third quarter as a percentage of core sales.

Research and Development Expenses

Research  and  development  expenses  were $26,066 and $78,736 for the three and nine-month  periods  ended  December 31, 2002 as compared to $29,060 and $74,441 for the three and  nine-month  periods  ended  December 31, 2001.  These results represent  a  decrease  of 1.0%  and an  increase  of 5.4%  for  the  three  and nine-month  periods  ended  December 31, 2002 as compared to the same periods of the prior fiscal year.  The small fiscal 2003 third quarter  decrease was due to lower  contract  labor cost to support the testing of VuPoint  enhancements,  as compared to the third quarter of fiscal 2002. The nine-month increase in overall costs for fiscal 2003 as compared to the same period of fiscal 2002 was due to a normal annual  increase in  compensation  costs and reserve for profit  sharing.
Research and development  costs are incurred as the Company  continues to refine and enhance the VuPoint system. Management considers VuPoint to have significant long-term  revenue  potential  and plans to continue  further  enhancements  and upgrades to the product into the  foreseeable  future.  Research and development expenses are expected to stay at the same level in the fourth  quarter of fiscal
2002.

General and Administrative Expenses

General and administrative expenses were $286,129 and $917,387 for the three and nine-month  periods ended December 31, 2002 as compared to $179,289 and $590,512 for the three and  nine-month  periods  ended  December 31, 2001.  These results represent a 59.6% and 55.3% increase for the three and nine-month  periods ended
December 31, 2002 as compared to the same periods of the prior fiscal year.  The
increase  is  due  to  deferred  executive   compensation  expense  recorded  in
anticipation of the Company maintaining current profit levels through the end of
the  fiscal  year.   Executive   costs  are  combined  with  other  general  and
administrative  costs in the financial  statements  for  presentation  purposes.
General and  administrative  expenses  are expected to stay at the same level in the fourth quarter of fiscal 2002.

Marketing Expenses

Marketing  expenses  were  $184,220 and  $556,632  for the three and  nine-month periods  ended  December  31, 2002 as compared to $131,107  and $440,076 for the three and nine-month periods ended December 31, 2001. These results represent an increase of 40.5% and 26.5% for the three and nine-month  periods ended December
31, 2002 as compared to the same periods of the prior fiscal year.  The increase in marketing  expenditures  for the three and nine-month  periods ended December
31,  2002 was due to an increase  in  commissions  expense as a result of higher commissionable  sales revenue as compared to the same periods of fiscal 2002. In addition,  the Company  hired a sales  consultant  on the West Coast  during the third  quarter of fiscal 2003.  Marketing  costs are expected to increase in the fourth quarter as management anticipates additional  expenditures to produce new marketing  literature  and  brochures  as well as  recruitment  costs to hire an additional sales consultant on the East Coast.

Depreciation Expense

Depreciation  expenses  were  $26,240 and  $62,540 for the three and  nine-month periods ended December 31, 2002 as compared to $20,629 and $72,541 for the three and nine-month  periods ended  December 31, 2001. The increase  during the third quarter of fiscal 2002 as  compared  to fiscal 2001 was  expected as the Company spent  $146,000 in  equipment  upgrades and  acquisitions  during the second and third quarters of fiscal 2002. The decrease for the nine-month  period of fiscal
2002 as  compared  to fiscal 2001 was due to the fact that other than the recent fixed asset  acquisitions as noted above a substantial  portion of the remaining fixed  assets  were fully  depreciated  by the end of the second  quarter and no depreciation  was  recorded  on these  assets  during  the  third  quarter.  The
Company's  fixed assets  consist of a  significant  amount of computer and other production equipment that is depreciated using the straight-line method over two to three years.  Due to the nature of the  technology and the rapid changes that are made to computer and production  systems,  the useful lives for depreciation purposes on this equipment are relatively  short.  The Company plans to continue to replace outdated equipment and upgrade software programs as needed during the fourth quarter of fiscal 2003.

Amortization of prior years' software development costs

Amortization  expense  related to  capitalized  software  development  costs was
$4,595 and $33,369 for the three and nine-month  periods ended December 31, 2002 as compared to $7,488 and $41,363  for the three and  nine-month  periods  ended
December 31, 2001. The decrease in  amortization  costs was due to the fact that amortization  expense is calculated as a percentage of VuPoint revenue.  VuPoint revenue earned in the nine-month  period ended December 31, 2002 was $347,310 as compared to $413,630 for the same  nine-month  period  ended  December 31, 2001.
Management  expects that VuPoint revenue will increase during the fourth quarter of fiscal 2003 due to several legal  proceedings  anticipated  that will benefit from utilization of the VuPoint system.

Other Expense

Other expense was $5,224 and $6,216 for the three and  nine-month  periods ended
December 31, 2002 as compared to $7,482 and $32,940 for the three and nine-month periods ended December 31, 2001. The significant change was due to a decrease in interest  expense  on the  line-of-credit  due to a decline in the prime rate on
which  the  line-of-credit  rate  is  based,   combined  with  paydowns  on  the
line-of-credit totaling $100,000 during the nine-month period ended December 31,
2002.  In addition,  the Company  earned  $5,784 in interest  income on past due accounts  receivable  that were  collected in the first  quarter of fiscal 2003.
Management  expects interest expense to decrease in the fourth quarter of fiscal
2003,  as the  Company  continues  to reduce its  obligations  on the leases and line-of-credit.

Income Tax Expense

Income tax  provision  is not recorded for fiscal years 2003 or 2002 because the
Company has  approximately  $1,500,000 in federal income tax loss carry forwards that expire in the fiscal years ended March 31, 2003 through 2022.

Net Income

Net income and basic income per share were $277,831 and $0.07 respectively,  for the three-month  period ended December 31, 2002 and $1,146,894 and $0.30 for the nine-month  period ended  December 31, 2002.  These  results are compared to net income  (loss) and basic  income  (loss) per share of $74,701  and $0.02 for the three month period ended  December  31, 2001 and  $(74,467)  and $(0.02) for the
nine month period ended  December 31,  2001.  Diluted  income  (loss) per common share was $0.07 and $0.29 for the three and nine month  periods  ended  December
31,  2002 and $0.02 and  $(0.02)  for the three  and nine  month  periods  ended
December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At December  31,  2002,  the  Company's  working  capital  position was $893,360 compared to $(45,034) at December 31, 2001. Cash flow provided by operations was
$430,948  for the nine months ended  December 31, 2001,  as compared to $144,542 for the nine months  ended  December  31,  2001.  The  Company's  cash flow from operations  during  the first  three  quarters  of fiscal  2003 was used to make normal payments on operating expenses,  paydown (take out word `of") the line of
credit,   investment  in  equipment  upgrades  and  payments  on  capital  lease obligations.  Management  expects that the remaining  cash will be invested into short-term market funds and held in reserve pending an analysis of the Company's long-term strategic growth and investment plans. It is management's opinion that through cash management and other measures,  working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital  additions were $130,551  during the three and nine-month  periods ended
December 31, 2002.  In addition,  the Company  recorded  $15,067 in equipment on capital lease during the same period.

Debt and capital lease payments were $(109,411) for the nine-month  period ended
December 31, 2002.  This  included  payments on the line of credit of $(100,000)
for the nine-month period ended December 31, 2002.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control,  namely the timing of courtroom  litigation  or the potential  that  litigation  may settle before trial.  The increase in sales volume for the nine-month period ended December 31, 2002 as compared to the same period ended  December  31, 2001 is due to an overall  increase in the number of new jobs that  commenced  work during the  nine-month  period ended December 31,
2002,  combined  with one large  job that  represents  approximately  45% of the revenue for the nine-month  period.  The backlog remains at  approximately  $2.5 million and management  believes that sales volumes will range between  $850,000 and $1,000,000 for the fourth quarter of fiscal year 2003.  Management continues to monitor operating costs and make the necessary  adjustments to meet operating cash flow  requirements and debt service  obligations.  Management  continues to negotiate  with the  Company's  banking  and other  financing  relationships  to provide  for  long-term  capital  opportunities  that will allow the  Company to maintain  its  current  position in the  market.  In  December  2002 the Company secured a revolving line of credit with its bank in the amount of $275,000.  The line of credit bears interest at prime rate plus 2% (6.25% at December 31, 2002)
and matures on June 2, 2003. As of December 31, 2002 the outstanding  balance on the line of credit was $262,500.  Finally,  management is actively investigating alliances  with other  companies in the  litigation  industry that could provide additional sources of revenue.

Recently Issued Accounting Pronouncements

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations."  SFAS No. 143 requires the fair value of a liability  for an asset retirement  obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are  capitalized as part of the carrying  amount of the long-lived  asset.
SFAS No. 143 is effective for years  beginning  after June 15,2002.  The Company believes  the  adoption of this  statement  will have no material  impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal of Long-Lived  Assets." SFAS 144 requires that those long-lived  assets be measured at the lower of  carrying  amount or fair value,  less cost to sell, whether  reported  in  continuing  operations  or  in  discontinued  operations.
Therefore,  discontinued operations will no longer be measured at net realizable value or include amounts for operating  losses that have not yet occurred.  SFAS
144 is effective  for  financial  statements  issued for fiscal years  beginning after December 15, 2001 and,  generally,  are to be applied  prospectively.  The
Company  believes  that the  adoption  of this  statement  will have no material impact on its consolidated financial statements.

In April 2002,  the FASB issued SFAS No. 145,  "Rescission of FASB No. 4, 44 and
64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No.
4  "Reporting  Gains and  Losses  from  Extinguishments  of Debt Made to Satisfy
Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for
Leases".  This statement is effective for fiscal years  beginning  after May 15,
2002.  The  Company  does not expect the  adoption of this  statement  to have a material effect on the Company's financial statements.

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with  Exit or  Disposal  Activities."  SFAS No.  146  addresses  accounting  and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (Including
Certain  Costs  Incurred  in a  Restructuring)."  SFAS No. 146  requires  that a liability for a cost associated with an exit or disposal  activity be recognized and measured  initially at fair value when the  liability is incurred.  SFAS No.
146 is  effective  for exit or  disposal  activities  that are  initiated  after
December  31,  2002,  with early  application  encouraged.  The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial
Institutions"  SFAS No.  147  amends  FASB  Statements  No.  72 and 144 and FASB
Interpretations  No.  9.  The  Company  does not  expect  the  adoption  of this statement to have any material effect on the Company's financial statements.

In  November  2002,  the  FASB  published  interpretation  No,  45  "Guarantor's
Accounting  and  Disclosure  requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others".  The  Interpretation  expands  on the accounting  guidance of Statements No. 5, 57, and 107 and  incorporates  without change the provisions of FASB  Interpretation No. 34, which is being superseded.
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a  company  issues a  guarantee,  the  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002.  The Company is  currently  evaluating  what  effect the  adoption of this statement  will have the Company's  financial  statements.  The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December 15, 2002.  The Company does not expect  the  adoption  of this  statement  to have a material  effect on the
Company's financial statements.

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

Item 6.  Exhibits and reports on Form 8-K.

     (a)  No exhibits.
     (b)  No  reports  on Form 8-K have been  filed  during  the  quarter  ended
          December 31, 2002.

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

Date: February 14, 2003

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

Dated:  February 14, 2003

/s/ Alan Treibitz
------------------------
Alan Treibitz
Chief Executive Officer