Form 10KSB
period 2003-03-31
Z AXIS CORP
filed 2003-06-30
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934

For the fiscal year ended March 31, 2003.

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

The  registrant's  common stock trades on the  electronic  bulletin board of the
Over-the-Counter market under the trading symbol "ZXIS.OB". The aggregate market value of the registrant's  voting stock held by non-affiliates of the registrant as of March 31, 2003 was  $781,617.  The aggregate  market value was  calculated based upon the number of shares held by non-affiliates on March 31, 2003 and the price at which the  registrant's  common  stock  traded on May 22, 2003 the last date on which the  registrant  had  knowledge  of a public trade prior to filing this report.

The number of common shares outstanding as of March 31, 2003: 3,825,000.

Documents incorporated by reference:

Title of Document                                            Part of Form 10-KSB
--------------------------------------------------------------------------------

Proxy Statement to shareholders to be filed by July 29, 2003        Part III

Annual Report to shareholders for the fiscal year
 ended March 31, 2003                                        Parts II and IV

Registration Statement on Form S-18, SEC
 file no. 2-85302-D                                                  Part IV

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

In  addition  to the  historical  information,  this  10KSB  and  Annual  Report incorporated by reference herein, contain forward-looking  statements within the meaning of the Private Securities  Litigation Reform Act of 1995 and the Company
desires to take advantage of the "Safe Harbor"  provisions  thereof.  Therefore, the Company is  including  this  statement  for the express  purpose of availing itself  of the  protections  of such Safe  Harbor  with  respect  to all of such forward-looking  statements.  The  forward-looking  statements  in  this  report reflect the Company's  current views with respect to future events and financial uncertainties, including those discussed herein, that could cause actual results to differ  materially  from  historical  results or those  anticipated.  In this report, the words "anticipates",  "believes", "expects", "intends", "future" and similar expressions identify forward-looking  statements.  Readers are cautioned not to place undue reliance on the forward-looking  statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to
publicly   revise  these   forward-looking   statements  to  reflect  events  or
circumstances that may arise after the date of this report.

PART I

Item 1.  Business

Z-Axis  Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 16, 1983.  The  principal  business  and industry  segment in
which   the   Company   operates   is  the   development   and   production   of
computer-generated  video graphics and other presentation materials. The Company conducts its business  primarily  from one location,  its  corporate  office and production facility located in metropolitan Denver, Colorado. During fiscal year
2003 and 2002,  the  Company  also had sales  consultants  located  in  Chicago,
Illinois, Northern, California and New York City, New York. The Company operates within only one industry segment.

The Company is in the business of providing video graphic presentation  services in the litigation  services  industry for  commercial and government  customers.
Litigation  services customers are primarily law firms and corporations  located throughout  the  United  States.  During  fiscal  years 2003 and 2002 sales were derived from the litigation services field. The Company continues developing its marketing  strategies in this field and expects that the core business  revenues will continue to be focused on this market.  Management  is also pursuing  other markets that could benefit from the core technologies and expertise developed in the litigation services field.  Although certain customers from time to time may each provide more than 10% of the Company's net sales,  it is not dependent upon any group of customers.  One customer accounted for 40% of total sales in fiscal
2003 as compared to two customers  together who accounted for 32% of total sales in fiscal 2002.

The  Company's  products may consist of any  combination  of  computer-generated
graphics,   live  action   video,   photographs,   graphic   artwork,   document
presentation,  special effects and presentation  exhibit boards.  The litigation service  products have proven to be successful in courtroom  presentations  when highly technical or complex concepts are being conveyed.

The Company's video animation product is delivered to its customers on videotape or in an  electronic  format.  The material can be  presented  using  computers, videotape  player  or by an  electronic  courtroom  presentation  system  called
"VuPoint".  During the past seven fiscal years the Company  designed,  developed and refined an advanced electronic  courtroom  presentation system consisting of proprietary software in combination with off-the-shelf  hardware. The system has been named "VuPoint".  The Company received trademark protection of the name and has patent  protection  for a portion of the  software  technology.  VuPoint was introduced  to the  litigation  market in early 1997.  It is designed for use by trial teams, outside counsel and in-house attorneys. The Company considers it to have continuing  revenue potential and will continue  refinement and enhancement of the system in accordance with the Company's  strategic  business plan. During fiscal  years ended March 31, 2003 and 2002,  the Company  earned  $488,622  and
$498,456,  respectively,  in  revenue  from  rental and  service of the  VuPoint system.  During fiscal 2003 and 2002, the Company  amortized $46,159 and $87,042 respectively, in related software development costs that were capitalized during fiscal  years  ended  March 31,  2002 and March 31,  1999.  In  accordance  with
Statement of Position 98-1, "Accounting for Costs of Computer Software Developed
for Internal Use", all capitalized software development costs related to VuPoint
Version 5.0 were fully amortized and the Company  capitalized $8,920 in software costs related to the  development of VuPoint Version 6.0 which is expected to be released in the first quarter of fiscal year ended March 31, 2004.

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

At March 31,  2003 and 2002,  the  Company had a backlog of orders for its video animation  services in the amounts of  approximately  $2,007,000  and $2,785,000 respectively.  Management believes that the backlog will stay at these levels in the  second  and third  quarters  of  fiscal  2004.  Although  the  Company  had agreements  to perform  services  in these  amounts,  in the case of  litigation support services, the agreements may be canceled or modified for such reasons as pre-trial  settlement  of the case  being  litigated  or a  decision  to use the
Company's  services to a greater or lesser extent than  originally  anticipated.
Federal government  contracts may be terminated at any time at the option of the government.

At  March  31,  2003,  the  Company  had  18  regular  full-time  employees  and approximately 10 temporary employees. In addition,  there is an adequate base of local  well-qualified  independent  contract  personnel that the Company employs from time to time as production demands require.

Item 2.  Properties

The Company's  current  headquarters  and  production  facility are located in a business park in the south  metropolitan area of Denver,  Colorado.  The Company leases its offices and production  facility under an operating  lease. The lease term  commenced  on August 1, 1996 and  originally  extended  for a  sixty-month period ending in July 2001. In December  2000,  management  elected to renew the lease and extend the terms for an  additional  60 months,  ending July 2006.  In
November  2002,  the lease holder  informed the Company of the intention to sell the property and  terminate the existing  lease upon sale of the  building.  The building was sold to a new owner and the  Company's  current  lease was formally terminated as of April 30, 2003.  The Company  negotiated a one-month  hold over period with the new building owner in order to allow sufficient time to complete build out on a new office and  production  facility.  The Company  secured a new office and production  facility in Greenwood  Village,  Colorado.  The new lease will  commence  on June 1, 2003 and  extend  for a period of  ninety-six  months ending on May 31, 2011. The Company also has office space rental  agreements for the Illinois and New York  locations.  The Company  leases the  facilities  from unaffiliated third parties. Management believes that the facilities are adequate for the Company's operations.

Item 3.  Legal proceedings

Not applicable.

Item 4.  Submission of matters to a vote of security holders

No  matters  were  submitted  to a vote of  security  holders  during the fourth quarter of the fiscal year.

PART II

Item 5.  Market of registrant's common stock and related stockholder matters

The number of holders of record of the  Company's  common  stock as of March 31,
2003 was 417 as reported by the transfer agent.  This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee"
name.

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

During  January  1995,  the Company  secured a market  marker for trading in its common stock and it became listed for trading on the  electronic  bulletin board of the  Over-the-Counter  market,  under the  trading  symbol  "ZXIS.OB".  Since listing occurred on the Over-the-Counter market, trading has been sporadic.

The following is a summary of the high, low and close stock prices,  as reported by the Over the Counter  Bulletin  Board to an internet  stock price service for the period indicated:

                                     High       Low       Close
Fiscal year ended March 31, 2003:
  First quarter .................   $ 0.13     $ 0.05     $ 0.0500
  Second quarter ................   $ 0.23     $ 0.04     $ 0.1900
  Third quarter .................   $ 0.48     $ 0.16     $ 0.2000
  Fourth quarter ................   $ 0.55     $ 0.20     $ 0.3700

Fiscal year ended March 31, 2002:

  First quarter .................   $ 0.15     $ 0.05     $ 0.0500
  Second quarter ................   $ 0.12     $ 0.05     $ 0.0500
  Third quarter .................   $ 0.15     $ 0.08     $ 0.0900
  Fourth quarter ................   $ 0.13     $ 0.08     $ 0.1300

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.

Item 6.  Management's discussion and analysis of financial condition and results of operations

The  following  discussion  should  be read in  conjunction  with the  Company's financial  statements  and notes for the fiscal  years  ended March 31, 2003 and
2002.  Except where  otherwise  noted,  references  to years are to fiscal years ending March 31 of the year stated.

Results of operations

Net sales

During  fiscal  years  2003 and  2002  sales  were  derived  primarily  from the litigation  services  field.  The Company  continues  to develop  its  marketing strategies  in this  field and  expects  that the core  business  revenues  will continue  to  be  focused  on  this  market.  Management  is  pursuing  business strategies  aimed at gaining  market  share and  positioning  the Company as the premier provider of presentation consulting services to the litigation industry.
Net sales  increased  to a Company  record  102%  during  2003 as  compared to a decrease of 14% during  2002.  The  increase in revenue for fiscal year 2003 was the result of an overall  increase  in the  volume of jobs  serviced  during the fiscal year, combined with a large continuing job that represented approximately
40% of the revenue for the period.  Management  expects that  revenues from this job will taper off during the first quarter of fiscal 2004.  Additional revenues from  this job will  depend  upon the  outcome  of  certain  legal  proceedings.
Revenues  from other core  business  services  are expected to continue at their current  levels,  allowing  the Company to maintain a profitable  position.  The decrease during 2002 was due to several  litigation  projects that were expected to commence in the third quarter,  which were delayed due to the national events that  occurred in September  2001.  Cost  management  measures are also in place aimed at  maintaining  overhead  expenses  at an  appropriate  level to  achieve profits, as well as effective utilization of contract labor on revenue producing activities.  One  customer  accounted  for 40% of total  sales in fiscal 2003 as compared to two customers  together,  which  accounted for 32% of total sales in fiscal 2002. The  percentage of sales for any one customer  during a fiscal year can vary  greatly  depending  upon the number of jobs or magnitude of the dollar value of the projects from that customer. Although the Company does have several
firms  that  provide  repeat   business,   the  sales  focus  is  on  developing
relationships  with many  different  firms  throughout  the  country in order to expand the base of potential  jobs arising out of the litigation  industry.  The
Company's on-going operations and business are not dependent on any customer and are not materially impacted by the effects of inflation.

The Company's  ability to maintain an effective  marketing  program,  expand its market share in the near-term and  establish new markets in the  long-term,  may have an effect on its future  financial  position  and  results  of  operations.
During fiscal years 2002 and 2003 the Company began to increase its expenditures for  marketing  and  advertising  efforts.  In order to continue to maintain the
Company's  leadership  position in the  litigation  support  market,  management expects that  advertising  and marketing  expenses will further  increase during fiscal year 2004. Management considers the expenses associated with an expansion of the marketing program, necessary for future growth.

Operating expenses

For the years ended  March 31,  2003 and 2002,  total  operating  expenses  were
$3,928,774 and $2,813,106, respectively,  representing 75% and 108% of net sales resulting  in income  (loss)  from  operations  of  $1,321,580  and  $(213,273), respectively.  Operating  expenses  increased in fiscal year 2003 by $1,115,668, which  represents  a 40%  increase as  compared  to fiscal  year 2002  operating expenses.  The  increase  in 2003 as  compared  to 2002 is due  primarily  to an increase in  production  labor costs  needed to  generate  the 102%  increase in revenue.  Labor expense  continues to be the most  significant  of the Company's operating costs during 2003 and 2002.  During the years 2003 and 2002,  employee compensation  and  benefit  costs  accounted  for  approximately  62%  and  67%, respectively,  of total operating  expenses.  The small  percentage  decrease in compensation  costs  for  2003  was  primarily  due  to  better  utilization  of production labor to support the revenue levels.  The Company did not add regular full-time staff personnel to the production  department  during fiscal 2003, but rather utilized  contract labor to manage the production  personnel needs during months of increased  revenues.  Management  believes that the Company's staffing
levels  and  production   capacity  are  sufficient  to  maintain   current  and
anticipated near-term production levels.

Production  expenses were $1,789,166 for 2003 as compared to $1,216,206 for 2002 representing an increase of 47%.  Production costs for direct contract labor and other billable  expenses will vary directly with sales levels.  Production costs as a  percentage  of sales were 34% for 2003 and 47% for 2002.  The  increase in production  costs during  fiscal 2003 was the result of  temporary  and contract labor expenditures needed to support the 102% increase in revenues.  The Company manages  fluctuations  in  production  labor  requirements  through  the  use of employees in combination with a core of several  experienced  contract  artists.
This strategy is used to manage more  effectively  the cost of labor, as monthly revenue levels can vary significantly.  In addition,  the production  department has compensation and benefit costs for core staff employees  including  artists, producers  and  managers.  These core  staff  costs do not vary as  directly  as contract labor costs with sales revenue volume.

Research and development costs,  before  capitalization of software  development costs,  increased  during  2003 as  compared  to 2002.  The total  research  and development costs for 2003 were $105,931; $8,919 of these costs were capitalized as software  development  costs in accordance  with  Statement of Position 98-1,
"Accounting  for Costs of Computer  Software  Developed  for Internal  Use",  as
compared to $100,758 in costs for 2002. The increase in research and development costs was due to normal annual increase in compensation  costs.  The capitalized costs  represent  a  significant  change to VuPoint  which will  result in a new version of the software  that is expected to be released in the first quarter of
fiscal  year  2004.   Capitalized  costs  in  2002  were  $46,160;  these  costs represented a significant  change to VuPoint that was released as version 5.0 at
March  31,  2002.  During  fiscal  years  2003 and  2002,  $46,160  and  $87,042
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

General  and  administrative  expenses  were  $1,187,422  in 2003 as compared to
$797,011  in 2002  representing  an  increase  of 49%.  The  increase  is due to executive  profit  sharing  compensation  recorded  as  approved by the Board of
Directors under the Company's profit sharing program.  The Company  subsequently paid out the profit sharing to the executives and eligible  employees during the first  quarter of fiscal 2004.  Executive  costs are combined with other general and administrative costs in the financial statements for presentation purposes.

Marketing  expenses  were  $720,329  in 2003 as  compared  to  $569,980  in 2002 representing an increase of 26%. The increase in marketing  expenditures was due to an increase in commissions expense as a result of higher commissionable sales revenue as compared  to fiscal  2002.  In  addition,  the Company  hired a sales consultant on the West Coast during the third quarter of fiscal 2003.  Marketing costs also increased as the Company begins to invest in new marketing strategies and materials. Management expects that these costs will increase in fiscal 2004, as the Company will need to incur  additional  outside  marketing costs and hire additional  sales  consultants  in order to increase its current market share in the industry.

Depreciation expense was $88,685 in 2003 which is comparable to $88,269 in 2002.
The Company purchased  $147,323 in capital assets during fiscal 2003 as compared to $27,121 during fiscal 2002. Management expects that capital expenditures will be comparable during fiscal 2004 as computer  equipment is replaced and upgraded to keep pace with the current technology.  Rapid  technological  advances in the type of equipment  that the Company uses in providing its services  require that depreciable lives of the equipment be relatively short.

Other income and expenses

Interest   expense  was  $18,756  in  2003  as  compared  to  $36,105  in  2002, representing  a decrease of 48%.  The decrease was due to paydown of the line of credit and capital  lease  obligations  during  fiscal  2003.  Other  income was
$31,526 in 2003 as compared to $117 in 2002. Other income is comprised primarily of gain on the sale of production and other equipment during 2003 and 2002.

Income taxes

For income tax  reporting  purposes,  the  Company  files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items is different than that for financial  statement purposes.

The Company  recognized a deferred  tax expense  related to the  recognition  of deferred  liabilities  as of March 31, 2003.  During 2002, the Company had fully allowed for its net deferred tax asset,  but due to the likelikhood of realizing these  deferred  tax assets in future  periods,  the  Company  has  reduced  the valuation allowance to $0 in 2003.; Therefore, the Company recognized $25,276 of deferred  tax  expense in 2003  compared  to $0 in 2002.  The  Company  utilized approximately  $500,000 of net operating loss  carryforwards  during 2003 as the
Company had taxable income prior to this utilization.

At March 31,  2003,  the Company had federal  income tax loss carry  forwards of approximately $900,000 which expire in the years 2004 through 2021.

Net Income (Loss)

The  Company  recorded  net  income  (loss) in the  amounts  of  $1,309,074  and
$(249,261) during the years ended March 31, 2003 and 2002.

At March  31,  2003,  the  Company  had a backlog  of  orders  in the  amount of approximately $2,007,000 compared to approximately $2,785,000 at March 31, 2002.
Management  believes that the backlog will be  comparable  during the second and third  quarters of fiscal 2004.  Although the Company had  agreements to perform services in these amounts,  in the case of litigation  services,  the agreements may be modified or canceled for such reasons as pre-trial settlement of the case being litigated. Production scheduling of the backlog is generally determined by the  Company's  customers  and is largely  controlled by the timing of courtroom litigation.  As a consequence,  periods of idle  production  capacity can occur.
During  these  periods,  management  makes every  effort to minimize  its impact through a combination of cost controls and  production  scheduling to the extent possible.

Liquidity and capital resources

At March 31, 2002,  the Company's  working  capital  position was  $1,041,513 as compared  to a deficit of  $(211,581)  at March 31,  2002.  Total  stockholders'
equity at March 31, 2003 increased from $(81,666) to $1,227,208. The increase in stockholders' equity was due to net income of $1,309,074.

Cash flows from  operations  were  $942,374 and $264,597  during the years ended
March 31, 2003 and 2002. The Company  experienced an increase in cash flows from operations due the Company's net income for year ended 2003 which was reduced by an increase in the  balance of  accounts  receievable  at March 31, 2003 and was increased by a larger  balance of accrued  expenses at March 31, 2002.  Although the  balance of  accounts  receivable  has  increased  over 2002,  the  accounts receivable  collection  performance  in 2003 was comparable to 2002 with average days outstanding of 45-60 days. The Company's  accounts  receivable at any given time are generally few in number and  relatively  large in amount.  Although the
Company  has not  had  any  significant  bad  debt  experiences,  any  delay  in collection of its accounts receivable can result in a disruption of cash flow.

Capital  additions  were  $147,323 and $27,121  during the years ended March 31,
2003 and 2002. The expenditures for 2003 and 2002 were for replacement of office and production  equipment.  Of the total capital  additions  during the two year period,  approximately  $120,000 were paid from current operating cash flows and the remainder  were obtained  through lease or debt  arrangements  with terms of three  to five  years.  Capital  additions,  as they  become  necessary  to meet production demands and replace equipment, will be acquired with a combination of debt financing and cash flow from operations.

Cash flows (used in) financing  activities were $(298,838) and $(206,934) during the years  ended  March 31,  2003 and 2002.  The  decrease  in cash  flows  from financing  activities during 2003 was due to $287,500 in payments on the line of credit and principal  payments on outstanding  leases of $11,338.  In June 2003, the Company entered into a new line of credit  agreement for up to $500,000 with a financial institution.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control,  namely the timing of courtroom  litigation  or the potential that  litigation  may settle before trial.  Sales revenues for the first quarter of fiscal year 2004 are anticipated to be  approximately  $800,000 resulting  in an after  tax net  income  of  approximately  $70,000.  Management believes that sales volumes are expected to range between  $600,000 and $800,000 for the remaining  quarters of fiscal year 2004, with an anticipated total sales volume of  $3,100,000.  This  volume  should  allow the  Company to  generate an operating profit of approximately 8% to 12%.  Management  expects the Company to continue to be in a profitable financial position during fiscal year 2004 and be able to meet  operating  cash flow  requirements  and debt service  obligations.
Management  is also  focusing  on  marketing  efforts  to  further  enhance  the
Company's position in the litigation presentation services industry and position the Company to gain market share.

Recent Accounting Pronouncements

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
Therefore,  discontinued operations will no longer be measured at net realizable value or include amounts for operating  losses that have not yet occurred.  SFAS
144 is effective  for  financial  statements  issued for fiscal years  beginning after December 15, 2001 and,  generally,  are to be applied  prospectively.  The
Company's  adoption of this  statement  had no material  impact on its financial statements.

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
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a  company  issues a  guarantee,  the  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002. The Company's adoption of this statement did not have a material effect on the Company's financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS No. 123 to require more prominent disclosure about the  effects  of  an  entity's  accounting  policy  decisions  with  respect  to stock-based employee compensation on reported net income. The effective date for this  Statement is for fiscal years ended after December 15, 2002. The Company's adoption  of this  statement  did not have a  material  effect on the  Company's financial  statements  as the Company  continues  to elect the  disclosure  only provisions of SFAS No. 123.

Inflation

Management  believes  that  inflation  has not had a  significant  impact on the
Company's operations during the fiscal years ended March 31, 2003 and 2002.

Dividends

No  dividends  have been  declared as of March 31, 2003 and the Company does not anticipate paying dividends in the foreseeable future.

Item 7.  Financial statements and supplementary data

                               Z-AXIS CORPORATION

                              Financial Statements
                                       and
                          Independent Auditors' Report
                             March 31, 2003 and 2002

                               Z-AXIS CORPORATION

                                Table of Contents

Independent Auditors' Report

Financial Statements

Balance Sheets

Statements of Operations

Statement of Changes in Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Z-Axis Corporation
Greenwood Village, Colorado

We have audited the  accompanying  balance  sheets of Z-Axis  Corporation  as of
March 31, 2003 and 2002, and the related statements of operations, stockholders'
equity  (deficit)  and cash  flows for the years  then  ended.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of Z-Axis Corporation as of March
31, 2003 and 2002,  and the results of its operations and its cash flows for the years then ended in conformity with accounting  principles generally accepted in the United States of America.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

May 12, 2003
Denver, Colorado

                               Z-AXIS CORPORATION

                                 Balance Sheets

                                                                            March 31,
                                                                   --------------------------
                                                                       2003          2002
                                                                   -----------    -----------
                                      Assets

Current assets
  Cash .........................................................   $   506,427    $    19,133
  Accounts receivable, net of allowance of
   $144,767 and $62,117, respectively ..........................     1,107,794        401,918
  Other current assets .........................................        53,208         22,853
                                                                   -----------    -----------
      Total current assets .....................................     1,667,429        443,904
                                                                   -----------    -----------

  Property and equipment, net ..................................       146,510         72,806
  Capitalized software, net ....................................         8,919         46,160
  Deposits .....................................................        37,002         10,749
                                                                   -----------    -----------
      Total non-current assets .................................       192,431        129,715
                                                                   -----------    -----------

Total assets ...................................................   $ 1,859,860    $   573,619
                                                                   ===========    ===========

                  Liabilities and Stockholders' Equity (Deficit)

Current liabilities
  Line-of-credit ...............................................   $    75,000    $   362,500
  Accounts payable .............................................        39,703         90,127
  Accrued expenses .............................................       451,090        162,973
  Deferred revenue .............................................        30,000         32,030
  Current portion of capital lease obligations .................         4,847          7,855
  Deferred income taxes ........................................        25,276            --
                                                                   -----------    -----------
      Total current liabilities ................................       625,916        655,485

Capital lease obligations, less current portion ................         6,736           --
                                                                   -----------    -----------
      Total liabilities ........................................       632,652        655,485
                                                                   -----------    -----------

Commitments

Stockholders' equity (deficit)
  Common stock, $.001 par value, 10,000,000 shares
   authorized, 3,825,000 shares issued and outstanding .........         3,825          3,825
  Additional paid-in capital ...................................     1,446,671      1,446,671
  Accumulated deficit ..........................................      (223,288)    (1,532,362)
                                                                   -----------    -----------
      Total stockholders' equity (deficit) .....................     1,227,208        (81,866)
                                                                   -----------    -----------

Total liabilities and stockholders' equity (deficit) ...........   $ 1,859,860    $   573,619
                                                                   ===========    ===========

                        See notes to financial statements.

                               Z-AXIS CORPORATION

                            Statements of Operations

                                                           For the Years Ended
                                                                 March 31,
                                                        --------------------------
                                                            2003          2002
                                                        -----------    -----------

Net sales ...........................................   $ 5,250,354    $ 2,599,833
                                                        -----------    -----------

Operating expenses
  Production ........................................     1,789,166      1,216,206
  Research and development ..........................        97,012         54,598
  General and administrative ........................     1,187,422        797,011
  Marketing .........................................       720,329        569,980
  Depreciation and amortization .....................        88,685         88,269
  Amortization of software development costs ........        46,160         87,042
                                                        -----------    -----------
      Total operating expenses ......................     3,928,774      2,813,106
                                                        -----------    -----------

Income (loss) from operations .......................     1,321,580       (213,273)
                                                        -----------    -----------

Other income (expense)
  Interest (expense) ................................       (18,756)       (36,105)
  Other income ......................................        31,526            117
                                                        -----------    -----------
      Total other income (expense) ..................        12,770        (35,988)
                                                        -----------    -----------

Income (loss) before income taxes before income taxes     1,334,350       (249,261)

Income tax expense ..................................       (25,276)          --
                                                        -----------    -----------

Net income (loss) ...................................   $ 1,309,074    $  (249,261)
                                                        ===========    ===========

Weighted average common shares outstanding:
  Basic .............................................     3,825,000      3,825,000
                                                        ===========    ===========

  Diluted ...........................................     3,897,429      3,825,000
                                                        ===========    ===========

Basic income (loss) per common share ................   $      0.34    $     (0.07)
                                                        ===========    ===========

Diluted (loss) income per common share ..............   $      0.34    $     (0.07)
                                                        ===========    ===========

                               Z-AXIS CORPORATION

             Statement of Changes in Stockholders' Equity (Deficit)
                   For the Years Ended March 31, 2003 and 2002

                               Common Stock        Additional                       Total
                            --------------------    Paid-in      Accumulated    Stockholders'
                              Shares    Amount      Capital       Deficit       Equity (Deficit)
                            ---------- ---------   -----------   -----------    ---------------

Balance - March 31, 2001     3,825,000 $   3,825   $ 1,446,671   $(1,283,101)   $   167,395

Net loss ...............           --        --           --        (249,261)      (249,261)
                            ---------- ---------   -----------   -----------    -----------

Balance - March 31, 2002     3,825,000     3,825     1,446,671    (1,532,362)       (81,866)

Net income .............           --        --           --       1,309,074      1,309,074
                            ---------- ---------   -----------   -----------    -----------

Balance - March 31, 2003     3,825,000 $   3,825   $ 1,446,671   $  (223,288)   $ 1,227,208
                            ========== =========   ===========   ===========    ===========

                        See notes to financial statements.

                               Z-AXIS CORPORATION

                            Statements of Cash Flows

                                                          For the Years Ended
                                                               March 31,
                                                      --------------------------
                                                          2003          2002
                                                      -----------    -----------
Cash flows from operating activities
  Net income (loss) ...............................   $ 1,309,074    $  (249,261)
                                                      -----------    -----------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   Depreciation ...................................        88,685         88,269
   Amortization of software development costs .....        46,160         87,042
   Allowance for doubtful accounts ................       (90,000)        16,483
   Deferred income taxes ..........................        25,276           --
   Changes in assets and liabilities
     Accounts receivable ..........................      (615,876)       467,708
     Other current assets .........................       (30,355)         8,652
     Deposits .....................................       (26,253)           (17)
     Accounts payable .............................       (50,424)       (57,549)
     Accrued expenses .............................       288,117        (46,764)
     Deferred revenue .............................        (2,030)       (17,000)
                                                      -----------    -----------
                                                         (366,700)       546,824
                                                      -----------    -----------
      Net cash provided by operating activities ...       942,374        297,563
                                                      -----------    -----------

Cash flows from investing activities
  Purchase of property and equipment ..............      (147,323)       (27,121)
  Capitalized software costs ......................        (8,919)       (46,160)
                                                      -----------    -----------
      Net cash used in investing activities .......      (156,242)       (73,281)
                                                      -----------    -----------

Cash flows from financing activities
  Payments on line-of-credit ......................      (287,500)      (102,500)
  Repayment of advances from stockholder ..........          --          (65,000)
  Capital lease principal payments ................       (11,338)       (39,434)
                                                      -----------    -----------
      Net cash used in financing activities .......      (298,838)      (206,934)
                                                      -----------    -----------

Net increase (decrease) in cash ...................       487,294         17,348

Cash - beginning of year ..........................        19,133          1,785
                                                      -----------    -----------

Cash - end of year ................................   $   506,427    $    19,133
                                                      ===========    ===========

Supplemental disclosure of cash flow information:

     The Company paid $28,740 and $39,302 for interest for the years ended March
     31, 2003 and 2002, respectively.

Supplemental disclosure of non-cash activity:

     During  2003  and  2002,  the  Company   amortized  the  remainder  of  the
     capitalized  software  costs  associated  with its  VuPoint  version  5 and version 4 in the amount of $46,160 and $87,042, respectively.  During 2003, the  Company  purchased  equipment  on a  capital  lease in the  amount  of
     $15,066.

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
The services are provided through its  headquarters  and production  facility in
Denver,  Colorado and its satellite sales offices in New York City,  Chicago and
Northern California.

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

Software Development Costs

The Company  applies the provisions of Statement of Position  98-1,  "Accounting for Costs of Computer Software Developed for Internal Use." The Company accounts for costs incurred in the development of computer  software as software research and development costs until the preliminary  project stage is completed.  Direct costs  incurred  in  the  development  of  software  are  capitalized  once  the preliminary project stage is completed,  management has committed to funding the project and  completion  and use of the software  for its  intended  purpose are probable.  The  Company  ceases  capitalization  of  development  costs once the software has been  substantially  completed  and is ready for its intended  use.
Software development costs are amortized over their estimated useful lives which is reflective of the Company's  estimate of the expected  revenues  derived from the use of the software.  Costs associated with upgrades and  enhancements  that result in additional functionality are capitalized.

Long-Lived Assets

The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances  indicate that the carrying amount of the asset may not be recovered.  The Company looks  primarily to the fair value of the  underlying assets and secondarily to the discounted  future cash flows in its assessment of whether or not long-lived assets have been impaired.

Fair Value of Financial Instruments

The  carrying  amounts of financial  instruments  including  cash,  receivables, accounts  payable and accrued expenses  approximated  fair value as of March 31,
2003 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued  approximate fair value as of March 31, 2003 because interest rates on these instruments approximate market interest rates.

Stock Options

The Company applies Accounting  Principles Bulletin (APB) Opinion 25 "Accounting
for Stock Issued to Employees,"  and related  Interpretations  in accounting for all stock  option  plans.  Under APB Opinion 25, no  compensation  cost has been recognized  for stock options  issued to employees as the exercise  price of the
Company's  stock  options  granted  equals or exceeds  the  market  price of the underlying  common stock on the date of grant.  SFAS No. 123 and 148 require the
Company to provide pro forma information regarding net income and net income per share as if  compensation  costs for the  Company's  stock  option plan had been determined  in  accordance  with fair value based method  prescribed in SFAS No.
123. The Company  estimates the fair value of each stock award at March 31, 2003 and 2002 by using the  Black-Scholes  option-pricing  model  with the  following weighted-average assumptions used respectively:  dividend yield of 0 percent for all years; expected volatility of 530% and 278% for 2003 and 2002, respectively;
risk-free interest rates of approximately 3% to 5%,  respectively;  and expected lives of 10 years for 2003 stock awards and 4 years for 2002 stock awards.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation."
Accordingly, no compensation cost has been recognized for the stock option plans as options were issued to employees of the Company.  Had  compensation  cost for the Company's  option plan been determined  based on the fair value at the grant date for awards ($2,800 - 2003)  consistent with the provisions of SFAS No. 123, the  Corporation's  net income  (loss) and basic income  (loss) per common share would have been changed to the pro forma amounts indicated below:

                                                            For the Years Ended
                                                                  March 31,
                                                         -----------------------
                                                              2003          2002
                                                         -----------------------

Net income (loss) - as reported                          $   1,309,074 $   (249,261)
Net income (loss) - pro forma                            $   1,306,274 $   (249,261)
Basic and diluted income (loss) per common share - as
reported                                                 $        0.34 $      (0.07)
Basic and diluted income (loss) per common share - pro
forma                                                    $        0.34 $      (0.07)

The weighted  average fair value of options granted during the years ended March
31, 2002 was $0.16 per share (Note 6).

Revenue and Cost Recognition

The Company  generates  revenue with both hourly-rate and fixed price contracts.
Revenue  generated  from  hourly-rate  contracts is  recognized  as services are performed.  Revenue is  determined  by the contract  billing  rates and the time
incurred  to  perform  the  service  plus  reimbursable  expenses.   Expense  is
determined by actual cost incurred. Revenue generated from fixed price contracts is  recognized  when the  contract is  completed.  The  contract  is  considered complete when all costs,  except for insignificant  amounts,  have been incurred which is typically completed within a six month time period.

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

Basic and Diluted Earnings Per Common Share

Basic  earnings  (loss) per share are computed by dividing net income  (loss) by the  number of  weighted  average  common  shares  outstanding  during the year.
Diluted  earnings  per share is computed by  dividing  net income  (loss) by the number of weighted average common shares outstanding during the year,  including potential common shares, which consisted of stock options during 2003.

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
The Company had no transactions  during the periods  presented that would result in comprehensive income being different.

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
Therefore,  discontinued operations will no longer be measured at net realizable value or include amounts for operating  losses that have not yet occurred.  SFAS
144 is effective  for  financial  statements  issued for fiscal years  beginning after December 15, 2001 and,  generally,  are to be applied  prospectively.  The
Company's  adoption of this  statement  had no material  impact on its financial statements.

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
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a company  issues a  guarantee,  that  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002. The Company's adoption of this statement did not have a material effect on the Company's financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure."  This statement amends SFAS No. 123,
"Accounting for Stock-Based  Compensation,"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS No. 123 to require more prominent disclosure about the  effects  of  an  entity's  accounting  policy  decisions  with  respect  to stock-based employee compensation on reported net income. The effective date for this  Statement is for fiscal years ended after December 15, 2002. The Company's adoption  adoption  of this  statement  did not have a  material  effect  on the
Company's financial  statements as the Company continues to elect the disclosure only provisions of SFAS No. 123.

Note 2 - Balance Sheet Disclosures

Software development costs consist of the following:

                                                                 March 31,
                                                         -----------------------
                                                            2003          2002
                                                         -----------   ---------

Capitalized software                                     $    55,079   $  46,160
Accumulated amortization                                     (46,160)        -
                                                         -----------   ---------
                                                         $     8,919   $  46,160
                                                         ===========   =========

Property and equipment consist of the following:

                                                                 March 31,
                                                         -----------------------
                                                            2003          2002
                                                         -----------   ---------

Production equipment                                     $   749,606   $ 1,110,020
Office equipment                                             282,437       294,798
Leasehold improvements                                        39,500        39,500
                                                         -----------   -----------
                                                           1,071,543     1,444,318
Less accumulated depreciation and amortization              (925,033)   (1,371,512)
                                                         -----------   -----------
                                                         $   146,510   $    72,806
                                                         ===========   ===========

Accrued expenses consist of the following:

                                                                 March 31,
                                                         -------------------------
                                                              2003          2002
                                                         -----------   -----------

Accrued compensation                                     $   410,666   $    85,954
Accrued expenses                                              40,424        77,019
                                                         -----------   -----------
                                                         $   451,090   $   162,973
                                                         ===========   ===========

Note 3 - Line-of-Credit

The  Company  entered  into an  agreement  with a bank for a  line-of-credit  of
$500,000 that was originally due October 2000. The bank extended the due date to
April  15,  2002  by  issuance  of  a  forbearance  agreement  to  the  original line-of-credit.  The  forbearance  agreement  required the Company to reduce the principal  balance of the  line-of-credit  to  $350,000 by March 25, 2002 and to have paid the entire  amount in full by April 15, 2002.  The  interest  rate was calculated at 1% over the bank's prime rate  (totaling  6.25% at March 31, 2003)
and interest was payable monthly.  The line was  collateralized by the Company's accounts receivable and general intangibles.  The agreement required the Company comply with certain restrictive and financial  covenants,  which the Company was not in compliance with at March 31, 2002. Subsequent to March 31, 2002, the bank extended the terms of the  forbearance  agreement to April 15, 2003 and required certain paydowns on a monthly basis over the remaining term of the agreement. As of March 31,  2003,  the  Company was in  compliance  with the  borrowing  based covenant and the paydown requirements as stated in the forbearance agreement. As of March 31, 2003 the Company had $75,000 outstanding on the line (See Note 12).

Note 4 - Capital Leases

The Company has acquired assets under the provisions of a long-term  lease.  For financial reporting purposes, minimum lease payments relating to the assets have
been  capitalized.  The  lease   expires  in 2005.  Amortization  of the  leased
property is included in depreciation expense.

The  assets  under  capital  lease  have cost and  accumulated  amortization  as follows:

                                                                 March 31,
                                                         -------------------------
                                                              2003          2002
                                                         ----------    -----------

Equipment                                                $    15,066   $   145,242
Less accumulated amortization                                (6,278)      (116,140)
                                                         ----------    -----------
                                                              8,788    $    29,102
                                                         ==========    ===========

Maturities of capital lease obligations are as follows:

Year Ending March 31,
---------------------
      2004                                               $    6,377
      2005                                                    6,377
      2006                                                    1,063
                                                         ----------
      Total minimum lease payments due during 2003           13,817
      Amount representing interest                           (2,234)
                                                         ----------
      Present value of net minimum lease payments            11,583
      Less current portion                                   (4,847)
                                                         ----------

      Long-term capital lease obligation                 $    6,736
                                                         ==========

Note 5 - Income Taxes

The net  current  and  long-term  deferred  tax  assets and  liabilities  in the accompanying balance sheets include the following:

                                                                   March 31,
                                                         --------------------------
                                                              2003          2002
                                                         ------------- ------------
Current:
   Deferred tax asset
      Net operating loss carryforwards                   $     310,631 $    167,121
      Valuation allowance                                           -      (103,949)
                                                         ------------- ------------
       Total deferred tax asset                                310,631        63,172
                                                         ------------- ------------

  Deferred tax liability
      Accrual to cash                                        (332,875)      (47,478)
      Capitalized software                                     (3,032)      (15,694)
                                                         ------------- ------------
      Total deferred tax liability                           (335,907)      (63,172)
                                                         ------------- ------------

Net current deferred tax (liability) asset               $    (25,276) $          -
                                                         ============  ============

Non-current:
  Deferred tax asset
      Net operating loss carryforwards                   $          -  $   343,051
      Property and equipment                                        -       19,446
      Valuation allowance                                           -     (362,497)
                                                         ------------- ------------

Total non-current deferred tax asset                     $          -  $        -
                                                         ============  ============

The  following is a  reconciliation  of the  statutory  federal  income tax rate applied to pre-tax  accounting net income (loss) compared to the income taxes in the statements of operations:

                                                              For the Years Ended
                                                                   March 31,
                                                         --------------------------
                                                              2003          2002
                                                         ------------- ------------

Income tax expense (benefit) at the statutory rate       $     453,679 $  (84,749)

Change resulting from:
      State  and  local  income  taxes,  net of  federal
       income tax                                              39,806     (2,797)
      Change in valuation allowance                          (466,446)     81,758
      Other, net                                               (1,763)      5,788
                                                         ------------- ------------

                                                         $      25,276  $       -
                                                         ============= ============

At March 31, 2003, the Company has total federal  income tax loss  carryforwards of approximately $900,000, which expire in the years 2004 through 2021.

Note 6 - Stock Option Plan

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

The following table presents the activity for options outstanding:

                                                                          Weighted
                                                            Incentive      Average
                                                              Stock       Exercise
                                                             Options        Price
                                                         -------------    ----------

Outstanding - March 31, 2001                                   171,971    $     0.22
      Granted                                                   10,000          0.07
      Exercised                                                     -             -
                                                         -------------    ----------

Outstanding - March 31, 2002                                   181,971          0.16
      Granted                                                   40,000          0.07
      Expired                                                 (16,951)          0.13
                                                         -------------    ----------

Outstanding - March 31, 2003                                   205,020    $     0.15
                                                         =============    ==========

The  following   table  presents  the   composition  of  options   outstanding  and
exercisable:

                                                              Options Outstanding
                                                         ------------------------
      Range of Exercise Prices                               Number         Life*
------------------------------------                     -------------  -----------

            $0.0675 - $0.4120                                  205,020         5.78
                                                         -------------  -----------

            Total - March 31, 2003                             205,020         5.78
                                                         =============  ===========

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 7 - Income (Loss) Per Share

The following table sets forth the  computation  for basic and diluted  earnings per share:

                                                              For the Years Ended
                                                                   March 31,
                                                         --------------------------
                                                              2003          2002
                                                         ------------- ------------

  Numerator for diluted income per common share          $   1,309,074 $   (249,261)
                                                         ============= ============

   Denominator for basic earnings per share - weighted
    average shares                                           3,825,000     3,825,000
   Effect of dilutive securities - stock options                72,429            -
                                                         --------------------------
   Denominator for diluted earnings per share -
    adjusted weighted average shares                         3,897,429     3,825,000
                                                         ============= ============

Diluted income per common share                          $        0.34 $      (0.07)
                                                         ============= ============

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 8 - Commitments

Operating Leases

The Company leases its offices and production facility under an operating lease.
The lease term  commenced  on August 1, 1996 and was  scheduled to end July 2006 under extended terms. In November 2002, the lease holder informed the Company of the intention to sell the property and terminate the existing lease upon sale of the  building.  The building was sold to a new owner and the  Company's  current lease was formally  terminated  as of April 30, 2003.  The Company  negotiated a one-month  hold  over  period  with  the new  building  owner  in order to allow sufficient  time to complete build out on a new office and production  facility.
The Company  secured a new office and  production  facility.  The new lease will commence on June 1, 2003 and will extend  through May 2011. The Company also has office space rental  agreements for the Illinois and New York  locations.  These leases renew on a yearly  basis.  Rent expense for the three leases was $112,447 and $155,962 for the years ended March 31, 2003 and 2002, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
---------------------
       2004                                              $     117,586
       2005                                                    142,660
       2006                                                    122,168
       2007                                                    124,898
       2008                                                    154,245
       Thereafter                                              515,288
                                                         -------------
                                                         $   1,176,845
                                                         =============

Note 9 - Employee Benefit Plan

On April 1, 1993, the Company  established  the Z-Axis  Corporation  401(k) Plan
(the "Plan").  Eligible employees may elect to participate in the Plan beginning on the first day of the  calendar  quarter  following  their  date of hire.  The
Company elected to make matching  contributions in amounts of ten percent of the first five percent of a participating  employee's  salary deferral  amount.  The
Company  made  matching  contributions  to the Plan in the amounts of $5,209 and
$4,089 during the years ended March 31, 2003 and 2002, respectively.

Note 10 - Related Party Transactions

Interest  expense  incurred on  indebtedness  to related  parties was $1,142 and
$2,489 during the years ended March 31, 2003 and 2002, respectively.

During the year ended March 31, 2002,  the Company  repaid funds borrowed from a stockholder in the amount of $65,000.  Accrued interest on the borrowings in the amount of $2,977 was outstanding as of March 31, 2002. The accrued  interest was paid in full during the year ended March 31, 2003.

Note 11 - Major Customers

The Company's  revenues are  concentrated  in a few customers.  For the year end
March 31, 2003, one customer  comprised 40% of the Company's total sales and 48%
of the acccounts receivable balance as of March 31, 2003. For the year end March
31, 2002,  two different  customers  comprised  32% of the the  Company's  total sales.

Note 12 - Subsequent Events (Unaudited)

Subsequent to year end, the Company entered into a new line of credit  agreement for up to $500,000 with a financial  institution.  The line accrues  interest at the prime rate plus 1%, is  collateralized  by  substantially  all assets of the
Company and matures July, 2004.

Item  8.  Changes  in and  disagreements  with  accountants  on  accounting  and financial disclosure

None.

PART III

Item  9,  10,  11,  12  Directors  and  officers  of the  registrant;  Executive compensation;  Security  ownership of certain  beneficial owners and management;
Certain relationships and related transactions

The  information  required by these Items is herein in incorporated by reference to the Z-Axis  Corporation's Proxy Statement to shareholders to be filed by July
29, 2003.

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

Z-AXIS CORPORATION

By: /s/ Alan Treibitz
    ---------------------------------

      Alan Treibitz
      (Chief Executive Officer)

Date: June 25, 2003
      -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alan Treibitz                             Chief Executive Officer
-----------------
Alan Treibitz

                                  CERTIFICATION

                      I, Alan Treibitz, CEO, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Z-Axis Corporation;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

June 27, 2003

/s/ Alan Treibitz
-----------------------
Alan Treibitz
Chief Executive Officer

                                  CERTIFICATION

      I, Heidi O'Neil, Director of Finance and Administration, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Z-Axis Corporation;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

June 27, 2003

/s/ Heidi O'Neil
-----------------------
Heidi O'Neil
Director of Finance and
Administration