Form 10QSB
period 2003-06-30
Z AXIS CORP
filed 2003-08-15
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934

For the period ended June 30, 2003.

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
    of incorporation                            Identification No.)
                    organization)

5445 DTC Parkway, Suite 450
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

Yes [ X ] No [    ]

The number of common shares outstanding as of June 30, 2003: 3,825,000.

                                    CONTENTS

PART I            Financial Information

Item 1.           Condensed Balance Sheets as of June 30, 2003
                   and March 31, 2003.

                  Condensed Statements of Operations, Three-month
                   periods ended June 30, 2004 and 2003.

                  Condensed Statements of Cash Flows, Three month periods
                   ended June 30, 2004 and 2003.

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

            Item 3            Defaults upon senior securities

            Item 4            Submission of matters to a vote of security holders

            Item 5.           Other information

            Item 6.           Exhibits and reports on Form 8-K

SIGNATURES and CERTIFICATIONS

PART I  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

                                                              June 30,    March 31,
                                                                2003        2003
                                                             (Unaudited)
-----------------------------------------------------------------------------------

Assets
Current assets:
     Cash                                                 $  315,882     $  506,428
     Trade accounts receivable, net                          880,777      1,107,794
     Other current assets                                     47,026         53,208
-----------------------------------------------------------------------------------

        Total current assets                               1,243,685      1,667,430
-----------------------------------------------------------------------------------
Property and equipment, net
                                                             169,873        146,508

Restricted cash                                               60,000             -
Capitalized software development costs,
 net                                                          34,886          8,920
Deposits                                                      28,417         37,002
-----------------------------------------------------------------------------------

Total assets                                              $1,536,861     $1,859,860
===================================================================================

Liabilities and stockholders' equity
Current liabilities:
     Line-of-credit                                       $       -      $   75,000
     Accounts payable                                         42,528         39,703
     Accrued expenses                                        118,551        451,090
     Deferred revenue                                         40,000         30,000
     Deferred income taxes                                    28,876         25,276
     Current portion of long-term
      obligations                                              4,147          4,847
-----------------------------------------------------------------------------------
        Total current liabilities                            234,102        625,916

Line-of-credit                                                50,000             -
Deferred rent                                                 12,000             -
Capital lease obligations, less current
 portion                                                       6,296          6,736
-----------------------------------------------------------------------------------
        Total liabilities                                    302,398        632,652
-----------------------------------------------------------------------------------
Stockholders' equity:
     Common stock                                              3,825          3,825
     Additional paid in capital                            1,446,671      1,446,671
     Accumulated deficit                                    (216,033)      (223,288)
-----------------------------------------------------------------------------------
        Total stockholders' equity                         1,234,463      1,227,208
-----------------------------------------------------------------------------------

     Total  liabilities and
      stockholders' equity                                $1,536,861     $1,859,860
===================================================================================

See notes to condensed financial statements.

Condensed Statements of Operations
                                                            Three months ended
                                                                   June 30,
                                                          -------------------------
                                                             2003           2002
                                                                 (Unaudited)
-----------------------------------------------------------------------------------

Net sales                                                 $  729,639      1,303,182
Operating expenses:
      Production                                             301,327        414,383
      Research and development                                    -          29,684
      General and administrative                             212,925        207,038
      Marketing                                              178,462        172,720
      Depreciation                                            26,961         13,716
      Amortization of software
       development costs                                          -          11,628
-----------------------------------------------------------------------------------
         Total operating expenses                            719,675        849,169
-----------------------------------------------------------------------------------
Income from operations                                         9,964        454,013
Other (expense) income, net:                                     891           (706)
-----------------------------------------------------------------------------------
Income before income taxes                                    10,855        453,307
Income tax expense                                            (3,600)            -
-----------------------------------------------------------------------------------

Net income                                                     7,255        453,307
===================================================================================

Weighted average number of common
 shares outstanding during the period
   Basic                                                   3,825,000      3,825,000
   Diluted                                                 3,875,817      3,897,429
===================================================================================

Income per common share of stock:
   Basic                                                  $     0.00     $     0.12
   Diluted                                                $     0.00     $     0.12
===================================================================================

Condensed Statements of Cash Flows

                                                             Three months ended
                                                                   June 30,
                                                          -------------------------
                                                             2003           2002
-----------------------------------------------------------------------------------
Cash flows from operations:
Net Income                                                $    7,255     $  453,307
-----------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
       Depreciation and amortization                          26,961         25,344
       Provision for bad debts                               (10,000)         7,000
       Deferred income taxes                                   3,600             -
     Changes in assets and liabilities
       Trade accounts receivable                             237,017       (631,774)
       Other current assets                                    6,182        (10,616)
       Deposits                                                8,585             -
       Accounts payable                                        2,825         59,802
       Accrued expenses                                     (332,539)        92,514
       Customer deposits                                      10,000         13,672
       Deferred rent                                          12,000             -
-----------------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                                        (28,114)         9,249
-----------------------------------------------------------------------------------
Cash flows from investing activities:
     Capitalized software development costs                  (25,966)            -
     Purchase of property and equipment                      (50,326)       (45,648)
-----------------------------------------------------------------------------------
Net cash used in investing activities                        (76,292)       (45,648)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
     Borrowings on line of credit/bank overdraft
     Payments on line of credit                              (25,000)       (12,500)
     Advance from shareholders                                    -          55,000
     Debt and capital lease payments                          (1,140)        (2,575)
-----------------------------------------------------------------------------------
Net cash provided by (used in)
financing activities                                         (26,140)        39,925
-----------------------------------------------------------------------------------

Net increase (decrease) in cash                             (130,546)         3,526
Cash , beginning of period                                   506,428         19,133
-----------------------------------------------------------------------------------

Cash, end of period                                       $  375,882     $   22,659
===================================================================================

See notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Interim Financial Information

In the opinion of management,  the accompanying  unaudited  condensed  financial statements  contain all  adjustments  necessary to present  fairly the financial position as of June 30, 2003 and the results of operations and statement of cash flows for the periods  presented.  The results of operations for the three-month periods ending June 30, 2003 and 2002 are not necessarily  indicative of results to be expected for the full year.

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

Fair Value of Financial Instruments

The  carrying  amounts of financial  instruments  including  cash,  receivables, accounts  payable and accrued  expenses  approximated  fair value as of June 30,
2003 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued  approximate fair value as of June 30, 2003 because interest rates on these instruments  approximate market interest rates.

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

Note 3.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                                      June 30, 2003     March 31,
                                                                          2003
----------------------------------------------------------------------------------
Trade accounts receivable                             $  1,015,544    $ 1,252,561
Less allowance for bad debt                                134,767        144,767
----------------------------------------------------------------------------------
Trade accounts receivable, net                        $    880,777    $ 1,107,794
----------------------------------------------------------------------------------

Approximately  41% of the Company's  trade accounts  receivable was due from one customer at June 30, 2003.

Note 4.  Debt

Long-term debt consists of the following:

                                                      June 30, 2003     March 31,
                                                                          2003
----------------------------------------------------------------------------------
Capital lease obligations                              $    10,443      $  11,583
Less current portion                                         4,147          4,847
----------------------------------------------------------------------------------
Long term capital lease obligations                    $     6,296      $   6,736
----------------------------------------------------------------------------------

The Company leases certain  production and office  equipment  under the terms of capital  leases.  The capitalized  value of the leased  equipment was $15,066 at
June 30, 2003. The related accumulated depreciation was $8,161 at June 30, 2003.
These amounts are combined with similar equipment in the accompanying  condensed financial  statements.  Lessors  have  a  security  interest  in  all  equipment classified as a capital lease.

The Company leases its primary office and production facility under an operating lease.  The lease term  began on June 1, 2003 and will  extend  through  May 31,
2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th,  26th, 37th and 38th months of the lease,  which creates the deferred rent liability disclosed in the financial statements. As of
June 30, 2003 the deferred  rent  liability  is $12,000.  The terms of the lease also  require a security  deposit in the  amount of $27,982  and an  Irrevocable
Standby  Letter of Credit for $60,000,  which is secured by a  restricted  money market cash account at a financial  institution.  The amount of the  Irrevocable
Standby  Letter  of  Credit  will  automatically  reduce  by  $12,000  for  five consecutive years beginning April 2004 and ending April 2008.

The  Company  entered  into an  agreement  with a bank for a  line-of-credit  of
$500,000  that is due July 2, 2004.  The interest  rate is calculated at 1% over the bank's prime rate (5% at June 30, 2003) and interest is payable monthly. The line  is  collateralized  by  the  Company's  accounts  receivable  and  general intangibles.  The balance outstanding on the line-of-credit at June 30, 2003 was
$50,000.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  accompanying  Condensed  Balance  Sheet  at June  30,  2003  and  Condensed
Statements of Operations and Cash Flows for the  three-month  periods ended June
30, 2003 and 2002 should be read in  conjunction  with the  Company's  financial statements  and notes  for the  years  ended  March  31,  2003 and  2002.  These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted,  references to periods are to periods of fiscal years ended March 31 of the year stated.

In  addition  to the  historical  information,  this  10-QSB and  Annual  Report incorporated by reference herein contain  forward-looking  statements within the meaning of the Private Securities  Litigation Reform Act of 1995 and the Company
desires to take advantage of the "Safe Harbor"  provisions  thereof.  Therefore, the Company is  including  this  statement  for the express  purpose of availing itself  of the  protections  of such Safe  Harbor  with  respect  to all of such forward-looking  statements.  The  forward-looking  statements  in  this  report reflect the Company's  current views with respect to future events and financial uncertainties, including those discussed herein, that could cause actual results to differ  materially  from  historical  results or those  anticipated.  In this report, the words "anticipates",  "believes", "expects", "intends", "future" and similar expressions identify forward-looking  statements.  Readers are cautioned not to place undue reliance on the forward-looking  statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to
publicly   revise  these   forward-looking   statements  to  reflect  events  or
circumstances that may arise after the date of this report.

RESULTS OF OPERATIONS

Net Sales

Net  sales for the  quarter  ended  June 30,  2003 and 2002  were  $729,639  and
$1,303,182 respectively; representing a 44% decrease during the first quarter of fiscal 2004 as compared to the first  quarter of fiscal  2003.  The  decrease in revenue was expected  because billings on a large job that the Company worked on during fiscal year 2003 were approximately 70% lower during the first quarter of fiscal  2004 as compared to the same  period of fiscal  2003.  This  decrease in billings  on one client was offset in part by an  increase  in billings to other clients.  Revenue from other clients  comprised 81% of the revenue for the first quarter of fiscal 2004, as compared to 65% for the first quarter of fiscal 2004.
Revenues of  approximately  $750,000 to $900,000 are expected  during the second quarter of fiscal 2004.

Operating Income and Expenses

Income from  operations  in the amount of $9,964 was  recorded  during the first quarter of fiscal 2004 as compared  to income from  operations  in the amount of
$454,013 during the corresponding period of the preceding fiscal year. Operating income as a percentage  of sales for the first  quarter of fiscal 2004 was 1% as compared to 35% for the first quarter of fiscal 2003. The decrease is due to the lower  sales  level  for the  first  quarter  of  fiscal  2004 as  noted  above.
Management is focusing on increasing  operating  income during the second fiscal quarter.

Production Expenses

Production  expenses  decreased  27% to $301,327 in the first  quarter of fiscal
2004 from  $414,383 in the first  quarter of fiscal  2003.  The  decrease in the first  quarter of fiscal  2003 as  compared to the same period of fiscal 2002 is due to the lower sales level as discussed above.  The Company utilizes  contract labor to manage production requirements for artists and producers as the revenue levels  change from  quarter to quarter.  Production  expenses  are  expected to continue  at the  rate of  approximately  38% to 40% of  revenue  in the  second quarter of fiscal 2004.

Research and Development Expenses

Research and development expenses before capitalization for software development increased 17% to $34,886 in the first quarter of fiscal 2004 from $29,684 in the first quarter of fiscal 2003.  The increase was due to a normal annual  increase in  compensation  costs coupled with an increase in contract labor for testing a new version of the VuPoint  system.  During the last  quarter of fiscal 2003 and the first  quarter  of fiscal  2004 all  research  and  development  costs  were capitalized in accordance with Statement of Position 98-1  "Accounting for Costs of Computer Software  Developed for Internal Use". These costs were incurred for development  of VuPoint  Version 6.0,  which will be released  during the second quarter of fiscal 2004.  Management  considers VuPoint to have continued revenue potential and will continue to support the system as well as periodically  incur enhancement  costs to insure that the software is  competitive  in the Company's market. Research and development expenses are expected to stay at the same level in the second  quarter of fiscal  2004 and these  costs will be  capitalized  as
VuPoint Version 6.0 is completed.

General and Administrative Expenses

General  and  administrative  expenses  increased  3% to  $212,925  in the first quarter of fiscal 2004 as  compared  to $207,038 in the first  quarter of fiscal
2003. The increase is due to costs  associated  with the Company's move to a new facility  during the first  quarter  of fiscal  2004,  offset by a  decrease  in reserves  for bad debt.  The  allowance  for bad debt and bad debt  expense  was adjusted to reflect the decrease in the accounts receivables.  The allowance for bad  debt  is  periodically  adjusted  based  on the  fluctuations  in  accounts
receivable  levels.   Executive  costs  are  combined  with  other  general  and administrative  costs in the financial  statements  for  presentation  purposes.
General and administrative expenses are expected to remain consistent during the second quarter of fiscal 2004 as the Company continues to monitor overhead costs relative to revenue levels.

Marketing Expenses

Marketing  expenses increased 3% to $178,462 in the first quarter of fiscal 2004 as compared to $172,720 in the first quarter of fiscal 2003. The increase is due to the addition of a sales consultant in the District of Colombia region coupled with  outside  consultant  fees to  develop a new logo and  website.  These cost increases are offset by a decrease in sales  commissions  due to the lower sales levels.  The addition of a new sales consultant and expenditures  related to the
Company's  marketing  efforts  are  part  of  an  overall  strategic  plan  that management is currently  implementing.  An increase in marketing expenses in the second  quarter of fiscal year 2004 is expected as  management  plans to hire an additional sales consultant,  as well as further develop marketing materials and upgrade its website.

Depreciation Expense

Depreciation  expense  increased  97% in the first  quarter  of  fiscal  2004 to
$26,961 from $13,716 in the first quarter of fiscal 2003. The increase is due to additional  expenditures  for equipment and  leasehold  improvements  related to moving the facility as discussed  above.  In addition,  during fiscal year 2003, the Company's  purchase of property and equipment was $147,323,  resulting in an increase  in  depreciation  during  fiscal  year 2004.  Due to the nature of the technology  and the  rapid  changes  that are made to  computer  and  production systems,  the useful  lives for  depreciation  purposes  on this  equipment  are relatively short.  Depreciation expense during the second quarter of fiscal year
2004 is expected to be comparable to the first quarter.

Amortization of Software Development Costs

Amortization of capitalized  software  development  costs decreased in the first quarter of fiscal 2004 to $0 from  $11,628 in the first  quarter of fiscal 2003.
Capitalized  software development costs associated with VuPoint Version 5.0 were fully  amortized  during fiscal year 2003.  The costs that are  currently  being capitalized for development of VuPoint 6.0 will be amortized once VuPoint 6.0 is released  and  revenue is  generated  from  VuPoint  6.0  rental  and  services.
Management  expects VuPoint 6.0 to begin earning revenue in the third quarter of fiscal 2004.

Other  Income (Expense)

Other  income  increase  is $891 for the first  quarter  of fiscal  year 2004 as compared to $(706) for the first quarter of fiscal year 2003. The change was due to a decrease in interest expense on the  line-of-credit  due to pay down of the line as well as interest  earned on funds deposited in the money market account.
Management  expects  interest expense to continue to decrease in the next fiscal quarter as the Company  continues  to reduce its  obligations  on the leases and line of credit.

Income Tax Expense

Income tax expense for the first  quarter of fiscal 2004 is $3,600.  The Company recognized  a deferred  tax  expense  related  to the  recognition  of  deferred liabilities  as of March 31, 2003 and June 30, 2003. In prior fiscal years,  the
Company  had  fully  allowed  for its net  deferred  tax  asset,  but due to the likelihood of realizing these deferred tax assets in future periods, the Company reduced the valuation allowance to $0 in fiscal year 2003; therefore the Company recognized  $25,276 of deferred tax expense in 2003 and will  continue to record deferred tax expense during fiscal year 2004.

Net Income

Net income and basic  income per share were $7,255 and $0.00,  respectively  for the first  quarter of fiscal 2004  compared  to $453,307  and $0.12 for the same period of fiscal 2003.  Diluted income per share was $0.00 for the first quarter of fiscal 2004 as compared to $0.12 for the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company's  working capital  position was $1,069,583.  Cash flow used by operations  was $(28,114)  during the first quarter of fiscal 2004.
The negative cash flow from  operations  during the first quarter of fiscal 2004 was a result of the normal payments on operating expenses,  payout of the profit sharing  reserve,  a decrease  in accrued  expenses  and a decrease  in accounts receivable. Payments on the line-of-credit and capital lease obligations and the purchase  of  equipment  were  funded  by the  Company's  cash  reserves.  It is management's  opinion that through cash management and other  measures,  working capital  for the  foreseeable  future  will  be  sufficient  to  meet  operating requirements.

Capital  additions  during the first  quarter of fiscal  2004 were  $50,325  for property and  equipment  and $25,966 for software  development  costs related to
VuPoint 6.0.

Capital  lease  payments  were $1,140  during the first  quarter of fiscal 2004.
Payments on the line of credit were $25,000.  In June 2003, the Company  entered into a new  line  of  credit  agreement  for  up to  $500,000  with a  financial
institution.   Management   expects  to  continue   to  make   payments  on  the
line-of-credit and lease obligations during the second fiscal quarter of 2004.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control,  namely the timing of courtroom  litigation  or the potential  that  litigation  may settle before trial.  The decrease in sales volume  during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 is  primarily  due to the  decrease  in billings  and the related production on one large job as discussed above. At June 30, 2003, the backlog is approximately  $2 million and management  believes that sales volumes will range between  $750,000  and  $900,000  for the second  quarter  of fiscal  year 2004.
Management  continues  to  monitor  operating  costs and  making  the  necessary adjustments  to allow the Company to obtain and maintain a  profitable  position during  fiscal  year 2004 and meet  operating  cash flow  requirements  and debt service obligations.  Management has successfully  negotiated with the Company's banking  and other  financing  relationships  to provide for  long-term  capital opportunities  that will allow the Company to maintain  its current  position in the  market.  Finally,  management  is  implementing  a  strategic  plan to help increase the Company's market share in the industry.

Recently Issued Accounting Pronouncements

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

Item 6.  Exhibits and reports on Form 8-K
      (a) Exhibits

     Exhibit 31.1  Certification  of Chief Executive  Officer Pursuant to 18 USC
     Section 1350, as adopted pursuant to section 302 of the  Sarbanes-Oxley Act of 2002

     Exhibit  31.2  Certification  of  Director  of Finance  Pursuant  to 18 USC
     Section 1350, as adopted pursuant to section 302 of the  Sarbanes-Oxley Act of 2002

     Exhibit 32.1  Certification  of Chief Executive  Officer Pursuant to 18 USC
     Section 1350, as adopted pursuant to section 906 of the  Sarbanes-Oxley Act of 2002

     Exhibit  32.2  Certification  of  Director  of Finance  Pursuant  to 18 USC
     Section 1350, as adopted pursuant to section 906 of the  Sarbanes-Oxley Act of 2002

      (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934 the  registrant  has duly  caused  this  report  of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:

/s/ Alan Treibitz
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer

Date: August 14, 2003