Form 10QSB/A
period 2003-06-30
Z AXIS CORP
filed 2003-08-18
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

In addition to the  historical  information,  this  10-QSB/A  and Annual  Report incorporated by reference herein contain  forward-looking  statements within the meaning of the Private Securities  Litigation Reform Act of 1995 and the Company
desires to take advantage of the "Safe Harbor"  provisions  thereof.  Therefore, the Company is  including  this  statement  for the express  purpose of availing itself  of the  protections  of such Safe  Harbor  with  respect  to all of such forward-looking  statements.  The  forward-looking  statements  in  this  report reflect the Company's  current views with respect to future events and financial uncertainties, including those discussed herein, that could cause actual results to differ  materially  from  historical  results or those  anticipated.  In this report, the words "anticipates",  "believes", "expects", "intends", "future" and similar expressions identify forward-looking  statements.  Readers are cautioned not to place undue reliance on the forward-looking  statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to
publicly   revise  these   forward-looking   statements  to  reflect  events  or
circumstances that may arise after the date of this report.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company's  working capital  position was $1,009,583.  Cash flow used by operations  was $(28,114)  during the first quarter of fiscal 2004.
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

Capital  additions  during the first  quarter of fiscal  2004 were  $50,326  for property and  equipment  and $25,966 for software  development  costs related to
VuPoint 6.0.

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