Form 10KSB/A
period 2003-03-31
Z AXIS CORP
filed 2003-10-01
CIK 723928

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
The accrued  expenses  balance increase at March 31, 2003 was due to the accrual of employee profit sharing based on income before income taxes.  The Company has a non-ERISA employee profit sharing plan that allows discretionary  compensation to be  awarded  to both  management  and  eligible  employees  when the  Company generates  certain  profit  levels.  The  percentage  of  profit  set  aside for compensation  under the plan is  determined  and  approved  by the  Compensation
Committee of the Board of Directors.

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
                            ========== =========   ===========   ===========    ===========

                        See notes to financial statements.

                               Z-AXIS CORPORATION

                            Statements of Cash Flows

                                                          For the Years Ended
                                                               March 31,
                                                      --------------------------
                                                          2003          2002
                                                      -----------    -----------
Cash flows from operating activities
  Net income (loss) ...............................   $ 1,309,074    $  (249,261)
                                                      -----------    -----------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   Depreciation ...................................        88,685         88,269
   Amortization of software development costs .....        46,160         87,042
   Provision for doubtful accounts ................       (90,000)        16,483
   Gain on sale of equipment ......................       (24,538)          --
   Deferred income taxes ..........................        25,276           --
   Changes in assets and liabilities
     Accounts receivable ..........................      (615,876)       467,708
     Other current assets .........................       (30,355)         8,652
     Deposits .....................................       (26,253)           (17)
     Accounts payable .............................       (50,424)       (57,549)
     Accrued expenses .............................       288,117        (46,764)
     Deferred revenue .............................        (2,030)       (17,000)
                                                      -----------    -----------
                                                         (391,238)       546,824
                                                      -----------    -----------
      Net cash provided by operating activities ...       917,836        297,563
                                                      -----------    -----------

Cash flows from investing activities
  Purchase of property and equipment ..............      (147,323)       (27,121)
  Proceeds from sales of equipment ................        24,538
  Capitalized software costs ......................        (8,919)       (46,160)
                                                      -----------    -----------
      Net cash used in investing activities .......      (131,704)       (73,281)
                                                      -----------    -----------

Cash flows from financing activities
  Payments on line-of-credit ......................      (287,500)      (102,500)
  Repayment of advances from stockholder ..........          --          (65,000)
  Capital lease principal payments ................       (11,338)       (39,434)
                                                      -----------    -----------
      Net cash used in financing activities .......      (298,838)      (206,934)
                                                      -----------    -----------

Net increase (decrease) in cash ...................       487,294         17,348

Cash - beginning of year ..........................        19,133          1,785
                                                      -----------    -----------

Cash - end of year ................................   $   506,427    $    19,133
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
The services are provided through its  headquarters  and production  facility in
Denver,  Colorado and its satellite sales offices in New York City,  Chicago and
Northern California.  The Company's fiscal year-end is March 31.

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

Allowance for Doubtful Accounts

The  allowance  for doubtful  accounts is based on  historical  experience  with write-off of  uncollectable  accounts  receivable.  The  allowance  for doubtful accounts  balance  at March  31,  2003 and 2002 was  approximately  13% of gross accounts  receivable  and 2% of  revenues.  Management  considers  this to be an appropriate reserve.  During fiscal year ended March 31, 2003, the Company wrote off $7,350 in uncollectable accounts against the allowance account.

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
                                                         =============

Employee Profit Sharing Plan

The  Company  has  a  non-ERISA   employee   profit  sharing  plan  that  allows
discretionary  compensation  to be  awarded  to  both  management  and  eligible employees when the Company  generates  certain profit levels.  The percentage of profit set aside for  compensation  under the plan is determined and approved by the Compensation Committee of the Board of Directors.

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