Form 10QSB
period 2003-09-30
Z AXIS CORP
filed 2003-11-14
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2003.

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
of incorporation of organization)                        Identification No.)

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

The number of common shares outstanding as of September 30, 2003: 3,825,000

                                    CONTENTS

PART I       Financial Statements.

    Item 1.  Condensed Balance Sheet as of September 30, 2003
              and March 31, 2003

             Condensed Statements of Operations, three and six month periods ended September 30, 2003 and 2002

             Condensed Statements of Cash Flows, six-month periods ended
             September 30, 2003 and 2002

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

    Item 3.  Defaults upon senior securities

    Item 4.  Submission of matters to a vote of security holders

    Item 5.  Other information

    Item 6.  Exhibits and reports on Form 8-K

SIGNATURES

Z-AXIS CORPORATION

PART I  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

                                                          September 30,     March 31,
                                                              2003            2003
                                                           ----------      ----------
                                                           (unaudited)
                                         Assets
Current assets
  Cash                                                     $  475,744      $  506,428
  Trade accounts receivable                                   797,355       1,107,794
  Other current assets                                         61,708          53,208
                                                           ----------      ----------
      Total current assets                                  1,334,807       1,667,430

Property and equipment, net                                   169,681         146,508
Restricted cash                                                60,283              -
Capitalized software development costs, net                    63,844           8,920
Deposits                                                       28,433          37,002
                                                           ----------      ----------

Total assets                                               $1,657,048      $1,859,860
                                                           ==========      ==========

                          Liabilities and Stockholders' Equity
Current liabilities
  Line of credit                                           $   30,000      $   75,000
  Accounts payable                                             19,860          39,703
  Accrued expenses                                            173,273         451,090
  Customer deposits                                            26,000          30,000
  Deferred income taxes                                        67,076          25,276
  Current portion of long-term obligations                      5,254           4,847
                                                           ----------      ----------
      Total current liabilities                               321,463         625,916

Deferred rent                                                  24,798              -
Capital lease obligation, less current portion                  4,004           6,736
                                                           ----------      ----------
      Total liabilities                                       350,265         632,652
                                                           ----------      ----------

Stockholders' equity
  Common stock                                                  3,825           3,825
  Additional paid-in capital                                1,446,671       1,446,671
  Retained earnings (deficit)                                (143,713)       (223,288)
                                                           ----------      ----------
      Total stockholders' equity                            1,306,783       1,227,208
                                                           ----------      ----------

Total liabilities and stockholders' equity                 $1,657,048      $1,859,860
                                                           ==========      ==========

See notes to condensed financial statements.

Z-AXIS CORPORATION

Condensed Statements of Operations

                                    Three Months Ended             Six Months Ended
                                       September 30,                September 30,
                                --------------------------    -------------------------
                                    2003           2002          2003           2002
                                -----------     ----------    ----------     ----------
                                        (unaudited)                  (unaudited)

Net sales                        $  840,567     $1,671,854    $1,570,206     $2,975,036
                                 ----------     ----------    ----------     ----------

Operating expenses
  Production                        298,675        569,184       600,002        983,567
  Research and development               -          22,986            -          52,670
  General and administrative        242,399        374,220       455,324        631,258
  Marketing                         193,927        199,692       372,389        372,412
  Depreciation                       27,520         22,584        54,481         36,300
  Amortization of prior
   year's software
   development costs                     -          17,146            -          28,774
                                 ----------     ----------    ----------     ----------
      Total operating expenses      762,521      1,205,812     1,482,196      2,104,981

Income from other operations         78,046        446,042        88,010        870,055
Other income (expense), net          33,274           (286)       34,165           (992)
                                 ----------     ----------    ----------     ----------

Income before income taxes          111,320        465,756       122,175        869,063
Income tax (expense)                (39,000)            -        (42,600)            -
                                 ----------     ----------    ----------     ---------

Net income                       $   72,320     $  465,756    $   79,575     $  869,063
                                 ==========     ==========    ==========     ==========

Income per common share of
 stock
  Basic                          $     0.02     $     0.12    $     0.02     $     0.23
  Diluted                        $     0.02     $     0.12    $     0.02     $     0.22

Weighted average number of
 common shares outstanding
 during the period
  Basic                           3,825,000      3,825,000     3,825,000      3,825,000
  Diluted                         3,875,817      3,869,186     3,875,817      3,883,358

Z-AXIS CORPORATION

Condensed Statements of Cash Flows

                                                          Six Months Ended September 30,
                                                          ------------------------------
                                                              2003            2002
                                                          -----------      ----------
                                                                    (unaudited)
Cash flows from operations
  Net income                                               $   79,575      $  869,063
  Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and amortization                                54,480          65,074
  Provision for bad debts                                     (32,341)         72,000
  Gain on sale of equipment                                   (28,815)             -
  Deferred income taxes                                        41,800              -
  Changes in assets and liabilities
   Trade accounts receivable                                  342,780        (871,557)
   Other current assets                                        (8,500)        (12,855)
   Deposits                                                     8,569            (270)
   Accounts payable                                           (19,843)        (19,154)
   Accrued expenses                                          (277,817)        329,034
   Customer deposits and deferred revenue                      (4,000)            970
   Deferred rent                                               24,798              -
                                                           ----------      ---------
      Net cash provided by operating activities               180,686         432,305
                                                           ----------      ----------

Cash flows from investing activities
  Capitalized software development costs                      (54,924)             -
  Proceeds from sale of equipment                              28,815              -
  Purchase of property and equipment                          (77,653)       (106,231)
                                                           ----------      ----------
      Net cash used in investing activities                  (103,762)       (106,231)
                                                           ----------      ----------

Cash flows from financing activities
  Increase in restricted cash                                 (60,283)             -
  Payments on line of credit                                  (45,000)        (62,500)
  Debt and capital lease payments                              (2,325)         (5,925)
                                                           ----------      ----------
      Net cash used in financing activities                  (107,608)        (68,425)
                                                           ----------      ----------

Net increase (decrease) in cash                               (30,684)        257,649

Cash, beginning of period                                     506,428          19,133
                                                           ----------      ----------

Cash, end of period                                        $  475,744      $  276,782
                                                           ==========      ==========

During the quarter ended September 30, 2002 the Company purchased equipment on a capital lease in the amount of $15,066.

See notes to condensed financial statements.

Notes to Condensed Financial Statements.

Note 1.  Interim Financial Information

The  accompanying  Condensed  Balance  Sheet at September  30,  2003,  Condensed
Statements of Operations for the three and six month periods ended September 30,
2003 and 2002 and Cash Flows for the six month periods ended  September 30, 2003 and 2002, should be read in conjunction with the Company's financial  statements and notes for the years ended March 31, 2003 and 2002. These condensed financial statements contain all adjustments that management  considers necessary for fair presentation.  Results for interim  periods are not  necessarily  indicative  of results for a full year.

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

Property and Equipment

Property and  equipment is stated at cost.  Equipment  under  capital  leases is valued at the lower of fair  market  value or net  present  value of the minimum lease payments at inception of the lease. Depreciation is provided utilizing the straight-line  method over the estimated useful lives for owned assets,  ranging from 2 to 7 years,  and the related lease terms for leasehold  improvements  and equipment under capital leases.

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

Note 3.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                                      September 30,   March 31,
                                                          2003          2003
--------------------------------------------------------------------------------
Trade accounts receivable                              $  909,781    $1,252,561
Less allowance for bad debt                               112,426       144,767
--------------------------------------------------------------------------------

Trade accounts receivable, net                         $  797,355    $1,107,794
--------------------------------------------------------------------------------

Approximately  55% of the Company's  trade accounts  receivable was due from one customer at September 30, 2003.

Note 4.  Debt

Long-term debt consists of the following:

                                                      September 30,   March 31,
                                                          2003          2003
--------------------------------------------------------------------------------
Capital lease obligations                              $    9,258    $   11,583
Less current portion                                        5,254         4,847
--------------------------------------------------------------------------------

Long term capital lease obligations                    $    4,004    $    6,736
--------------------------------------------------------------------------------

The Company leases certain  production and office  equipment  under the terms of capital  leases.  The capitalized  value of the leased  equipment was $15,066 at
September  30,  2003.  The  related  accumulated  depreciation  was  $10,044  at
September 30, 2003.  These  amounts are combined  with similar  equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company leases its primary office and production facility under an operating lease.  The lease term  began on June 1, 2003 and will  extend  through  May 31,
2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th,  26th, 37th and 38th months of the lease,  which creates the deferred rent liability disclosed in the financial statements. As of
September  30, 2003 the deferred  rent  liability  is $24,798.  The terms of the lease  also  require  a  security  deposit  in  the  amount  of  $27,982  and an
Irrevocable  Standby  Letter  of  Credit  for  $60,000,  which is  secured  by a restricted money market cash account at a financial  institution.  The amount of the Irrevocable  Standby Letter of Credit will  automatically  reduce by $12,000 for five consecutive years beginning April 2004 and ending April 2008.

The  Company  entered  into an  agreement  with a bank for a  line-of-credit  of
$500,000  that is due July 2, 2004.  The interest  rate is calculated at 1% over the  bank's  prime  rate (5% at  September  30,  2003) and  interest  is payable monthly.  The line is  collateralized by the Company's  accounts  receivable and general intangibles.  The balance outstanding on the line-of-credit at September
30, 2003 was $30,000.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS

The accompanying  Condensed Balance Sheet as of September 30, 2003 and Condensed
Statements  of  Operations  and  Cash  Flows  for the  six-month  periods  ended
September  30, 2003 and 2002 should be read in  conjunction  with the  Company's financial  statements  and notes for the years  ended  March 31,  2003 and 2002.
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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and  six-month  periods  ended  September  30, 2003 were
$840,567 and $1,570,206,  respectively.  Net sales for the corresponding periods ended  September 30, 2002 were  $1,671,854  and  $2,975,036,  respectively.  The decrease  in  revenue  was  expected  because  billings  on a large job that the
Company  worked on during fiscal year 2003 were  approximately  61% lower during the first and second quarters of fiscal year 2004 as compared to the same period of fiscal 2003.  The decrease in billings to one client was offset by other core business revenue  generated during the first and second quarters of fiscal 2004.
Revenue from other clients  comprised  approximately  68% of the revenue for the first and second  quarters  of fiscal  2004 as compared to 55% for the first and second quarters of fiscal 2003.  Management  anticipates that revenues from core business  services  will  continue  at current  levels and allow the  Company to maintain  profitability  through the fiscal  year.  Management  expects that the fiscal year 2004 third quarter sales will be $750,000 to $900,000.

Operating Income and Expenses

Income from  operations  was  $78,046  and  $88,010 for the three and  six-month periods  ended  September  30,  2003.  Income from  operations  was $466,042 and
$870,055 for the  corresponding  three and six-month periods ended September 30,
2002.  Income from operations as a percentage of sales was 9.3% and 5.6% for the three and six-month  periods  ended  September 30, 2003 as compared to 27.9% and
29.2% for the  corresponding  periods  ending  September 30, 2002. The change in operating  results from the comparable three and six-month  periods of the prior fiscal  year was due to the  decrease  in revenue  noted  above.  Management  is
focusing  on  increasing   operating  income  through  continued  management  of
operating costs combined with adding  additional  sales staff and increasing the
Company's visibility through public relations campaigns.

Production Expenses

Production  expenses  were  $298,675 and  $600,002  for the three and  six-month periods  ended  September  30, 2003 as compared to $569,184 and $983,567 for the three and six-month  periods ended September 30, 2002. These results represent a decrease of 47.5% and 39.0% for the three and six-month  periods ended September
30, 2003 as compared to the same periods of the prior fiscal year. The three and six-month  decrease was expected in the first and second quarters of fiscal 2004 as compared to fiscal 2003 due to the decrease in sales revenue  volume as noted
above.  Production  costs as a percentage  of sales were 35.5% and 38.2% for the three and six-months ended September 30, 2003 as compared to 34.0% and 33.1% for the three and six-month  periods ended September 30, 2002. The Company continues to utilize  contract  labor to manage  production  requirements  for artists and producers  as the  revenue  levels  change from  quarter to quarter.  Management expects  the  production  expenses  in  the  third  and  fourth  quarters  to be comparable to the first and second quarters as a percentage of core sales.

Research and Development Expenses

Research and development expenses before capitalization were $25,966 and $54,924 for the three and  six-month  periods  ended  September  30, 2003 as compared to
$22,986 and $52,670 for the three and  six-month  periods  ended  September  30,
2002.  The increase was due to a normal annual  increase in  compensation  costs coupled  with an  increase  in  contract  labor for testing a new version of the
VuPoint system.  During the last quarter of fiscal 2003 and the first and second quarters of fiscal 2004 all research and development  costs were  capitalized in accordance  with  Statement of Position 98-1  "Accounting  for Costs of Computer
Software  Developed for Internal Use". These costs were incurred for development of VuPoint  Version  6.0,  which will be  released  during the third  quarter of fiscal 2004.  Management  considers  VuPoint to have continued revenue potential and  will  continue  to  support  the  system  as  well  as  periodically  incur enhancement  costs to insure that the software is  competitive  in the Company's market. Research and development expenses are expected to stay at the same level in the third  quarter  of fiscal  2004 and these  costs will be  capitalized  as
VuPoint Version 6.0 is completed.

General and Administrative Expenses

General and administrative expenses were $242,399 and $455,324 for the three and six-month  periods ended September 30, 2003 as compared to $374,220 and $631,258 for the three and  six-month  periods ended  September  30, 2002.  These results represent  a  decrease  of 35.2% and 27.9% for the three and  six-month  periods ended  September  30, 2003 as compared to the same  periods of the prior  fiscal year. The change is primarily due to a decrease in profit  sharing  compensation recorded for the six-months ended September 30, 2003. During the second quarters of fiscal 2004 and 2003, profit sharing  compensation expense was recorded based on the income  before  incomes  taxes of the first two  quarters for each of the fiscal  years.  As a percentage  of general and  administrative  expense,  which includes  executive  expenses,  the  profit  sharing  expense  was  5.5% for the six-months  ended  September  30, 2003 as  compared to 24.9% for the  six-months ended  September 30, 2002.  Executive  costs are combined with other general and administrative  costs in the financial  statements  for  presentation  purposes.
General and  administrative  expenses  are expected to stay at the same level in the third quarter of fiscal 2004.

Marketing Expenses

Marketing  expenses  were  $193,927  and  $372,389  for the three and  six-month periods  ended  September  30, 2003 as compared to $199,692 and $372,412 for the three and  six-month  periods  ended  September  30,  2002.  The net decrease in marketing  costs of less than 5% for the first and second quarters was comprised of an increase  due to the  addition of a sales  consultant  in the  District of
Columbia  region  during the first  quarter of fiscal 2004  coupled with outside consultant  fees to develop a new logo and  website.  These cost  increases  are offset by a decrease in sales  commissions  due to the lower sales  levels.  The addition of a new sales  consultant  and  expenditures  related to the Company's marketing  efforts are a part of an overall  strategic  plan that  management is currently implementing.  Further increases in marketing expenses are anticipated as  management  plans to hire an  additional  sales  consultant  and  invest  in marketing materials and public relations to increase visibility.

Depreciation Expense

Depreciation  expenses  were  $27,520 and  $54,480  for the three and  six-month periods  ended  September  30,  2003 as  compared to $22,584 and $36,300 for the three and  six-month  periods ended  September 30, 2002.  The increase is due to additional  expenditures  for equipment and  leasehold  improvements  related to moving the facility during the first quarter of fiscal 2004. In addition, during fiscal year 2003, the Company's purchase of property and equipment was $147,323, resulting in an increase in  depreciation  during  fiscal year 2004.  Due to the nature of the  technology  and the rapid  changes  that are made to computer and production systems, the useful lives for depreciation purposes on this equipment are relatively  short.  Depreciation  expense during the third quarter of fiscal year 2004 is expected to be comparable to the second quarter.

Amortization of prior years' software development costs

Amortization  expense related to capitalized  software  development costs was $0 for the three and  six-month  periods  ended  September  30, 2003 as compared to
$17,146 and $28,774 for the three and  six-month  periods  ended  September  30,
2002. Capitalized software development costs associated with VuPoint Version 5.0 were fully amortized during fiscal year 2003. The costs that are currently being capitalized for development of VuPoint 6.0 will be amortized once VuPoint 6.0 is released  and  revenue is  generated  from  VuPoint  6.0  rental  and  services.
Management expects VuPoint 6.0 to begin earning revenue in the fourth quarter of fiscal 2004.

Other Income/Expense

Other  income  (expense)  was $33,274  and  $34,165 for the three and  six-month periods ended  September 30, 2003 as compared to $(286) and $(992) for the three and six-month periods ended September 30, 2002. The change was due to a decrease in interest expense on the line-of-credit due to pay down of the line as well as interest earned on funds deposited in the money market account. In addition, the
Company  recorded a gain on the sale of  production  equipment  in the amount of
$28,815 and $3,030 in other income resulting from a cash distribution on key man life insurance.  Management  expects interest expense to continue to decrease as the line-of-credit and capital lease obligations will continue to be paid down.

Income Tax Expense

Income tax expense for the three and six-month  periods ended September 30, 2003 was $39,000 and $42,600.  The Company  recognized a deferred tax expense related to the  recognition  of deferred  liabilities as of March 31, 2003 and September
30,  2003.  In prior  fiscal  years,  the Company had fully  allowed for its net deferred tax asset,  but due to the  likelihood of realizing  these deferred tax assets in future periods,  the Company reduced the valuation  allowance to $0 in fiscal year 2003;  therefore  the  Company  recognized  $25,276 of deferred  tax expense in 2003 and will continue to record  deferred tax expense  during fiscal year 2004.

Net Income

Net income and income per common  share of stock was  $72,320  and $0.02 for the three month  period ended  September  30, 2003 and $79,575 and $0.02 for the six month period ended September 30, 2003.  These results are compared to net income and income per share of  $465,756  and $0.12 for the three  month  period  ended
September  30,  2002 and  $869,063  and $0.23  for the  six-month  period  ended
September 30, 2002.  Diluted income per common share was $0.02 for the three and six-month  periods  ended  September 30, 2003 and as compared to $0.12 and $0.22 for per three and six-month periods ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company's  working capital position was $1,043,344 as compared to $1,041,514 at March 31, 2003.  Cash flow provided by operations  was
$180,686 for the six months ended  September  30, 2003,  as compared to $432,305 for the six months ended September 30, 2002.  Collections on accounts receivable and  payments  on  accounts  payable  and  accrued  expenses  were  the  largest components  of the  Company's  cash flow from  operations  during  the first and second quarters of fiscal 2004. The $342,780 decrease in accounts receivable for the first two  quarters  of fiscal  2004 was due to sales  recorded  to accounts receivable in the amount of $1,570,206  offset by collections and adjustments of
$1,890,646 and $22,340,  respectively. The combined $297,660 decrease in accrued expenses and accounts payable was comprised of $1,427,715 in operating  expenses added to the accounts, offset by cash disbursements of $1,725,375.  The $180,686 in net cash flow  provided by  operations  was used to purchase  production  and office equipment,  paydown the line of credit and make capital lease payments as noted below. It is  management's  opinion that through cash management and other measures,  working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital  additions for property and equipment  were $77,653 during the six-month period ended  September  30, 2003 as compared to $106,231  during the  six-month period ended  September 30, 2002.  Management  expects that  additional  capital purchases will be made as needed to keep the Company's  computer network systems compliant  with current  technology  requirements.  During the second quarter of fiscal 2004, certain fully depreciated  production equipment that the Company no longer  uses was sold  resulting  in a gain of  approximately  $28,000.  Capital additions also included $54,924 in software  development  costs that the Company capitalized  under Statement of Position 98-1  "Accounting for Costs of Computer
Software Developed for Internal Use". These costs are related to the development of VuPoint 6.0, which should be released in the third quarter of fiscal 2004.

Debt and capital lease  payments were  $(47,325) for the six-month  period ended
September  30, 2003 as compared to  $(68,425)  for the  six-month  period  ended
September 30, 2002. These payments  included  decreases to the line of credit of
$(45,000) for the six-months  ended  September 30, 2003 as compared to $(62,500)
for the six-month period ended September 30, 2002.  Management  anticipates that the $30,000  remaining  balance on the line of credit will be fully paid down by the end of the third quarter of fiscal 2004.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control,  namely the timing of courtroom  litigation  or the potential  that  litigation  may settle before trial.  The decrease in sales volume  during the first and second  quarters  of fiscal 2004 as compared to the first and second  quarters of fiscal 2003 is  primarily  due to the  decrease in billings  and the related  production  on one large job as discussed  above.  At
September  30,  2003,  the backlog is  approximately  $2 million and  management believes  that sales  volumes will range  between  $750,000 and $900,000 for the third  quarter of fiscal year 2004.  Management  continues to monitor  operating costs and making the  necessary  adjustments  to allow the Company to obtain and maintain a profitable  position  during fiscal year 2004 and meet operating cash flow  requirements  and debt service  obligations.  Management has  successfully negotiated  with the  Company's  banking and other  financing  relationships  to provide  for  long-term  capital  opportunities  that will allow the  Company to maintain its current position in the market.

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

     The  Annual  Meeting of  Shareholders  of the  Corporation  was held at the corporate offices on September 19, 2003. The following  individuals were elected to serve as directors of the corporation:

Name                    Shares Voted For      Shares    Voted    "Withhold Authority"
-------------------------------------------------------------------------------------
Steven H. Cohen            2,602,862          5,000
Alan Treibitz              2,602,862          5,000
Stephanie S. Kelso         2,602,862          5,000
Marilyn T. Heller          2,602,862          5,000
Marvin A. Davis            2,602,862          5,000
James E. Pacotti, Jr.      2,602,862          5,000

Item 5.  Other information.

      Not applicable.

Item 6.  Exhibits and reports on Form 8-K.

      (a) No exhibits.
      (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934 the  registrant  has duly  caused  this  report  of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:

/s/ Alan Treibitz
------------------------
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer

Date: November 14, 2003