Form 10QSB
period 2003-12-31
Z AXIS CORP
filed 2004-02-17
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934

For the quarterly period ended December 31, 2003.

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
              of organization)

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

The number of common shares outstanding as of December 31, 2003: 3,825,000

                                     CONTENTS

PART I            Financial Statements.

Item 1.     Condensed Balance Sheet as of December 31, 2003 and March 31, 2003

Condensed Statements of Operations, three and nine-month periods ended December 31, 2003 and 2002

Condensed Statements of Cash Flows, nine-month periods ended December 31, 2003 and 2002

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

SIGNATURES

                               Z-AXIS CORPORATION

                            Condensed Balance Sheets

PART I  Financial Information

Item 1.  Financial Statements

                                                  December 31,
                                                      2003        March 31,
                                                  (Unaudited)       2003
                                                  -----------    -----------

Assets
Current assets:
     Cash .....................................   $   183,376    $   506,428
     Trade accounts receivable ................     1,063,376      1,107,794
     Other current assets .....................        63,199         53,208
                                                  -----------    -----------
        Total current assets ..................     1,309,951      1,667,430
                                                  -----------    -----------
Property and equipment, net ...................       146,206        146,508
Restricted Cash ...............................        60,404           --
Capitalized software development costs, net ...        91,543          8,920
Deposits ......................................        28,432         37,002
Deferred income taxes .........................       305,000           --
                                                  -----------    -----------

     Total assets .............................   $ 1,941,536    $ 1,859,860
                                                  ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
     Line of Credit ...........................   $    30,000    $    75,000
     Accounts payable .........................        26,160         39,703
     Accrued expenses .........................       215,161        451,090
     Customer deposits ........................        48,500         30,000
     Deferred income taxes ....................       339,476         25,276
     Current portion of long-term obligations .         5,470          4,847
                                                  -----------    -----------
        Total current liabilities .............       664,767        625,916
                                                  -----------    -----------
Deferred rent .................................        25,992           --
Capital lease obligation, less current portion          2,552          6,736
                                                  -----------    -----------
        Total liabilities .....................       693,311        632,652
                                                  -----------    -----------
Stockholders' equity:
     Common stock .............................         3,825           --
     Additional paid in capital ...............     1,446,671      1,446,671
     Retained earnings (deficit) ..............      (202,271)      (223,288)
                                                  -----------    -----------
        Total stockholders' equity ............     1,248,225      1,227,208
                                                  -----------    -----------

     Total liabilities and stockholders' equity   $ 1,941,536    $ 1,859,860
                                                  ===========    ===========

                  See notes to condensed financial statements.

                               Z-AXIS CORPORATION

                       Condensed Statements of Operations

                                                Three Months Ended           Nine Months Ended
                                                  December 31,                  December 31,
                                               2003          2002             2003          2002
                                           -----------    -----------     ----------    -----------
                                                  (Unaudited)                     (Unaudited)

Net sales ..............................   $   717,268    $ 1,240,833    $ 2,287,474    $ 4,215,869
Operating expenses:
      Production .......................       349,268        430,528        949,270      1,414,095
      Research and development .........          --           26,066           --           78,736
      General and administrative .......       225,835        286,129        681,159        917,387
      Marketing ........................       201,839        184,220        574,228        556,632
      Depreciation .....................        28,978         26,240         83,459         62,540
      Amortization of prior year's
       software deve1opment costs ......          --            4,595           --           33,369
                                           -----------    -----------     ----------    -----------
         Total operating expenses ......       805,920        957,778      2,288,116      3,062,759
                                           -----------    -----------     ----------    -----------
Income from operations .................       (88,652)       283,055           (642)     1,153,110
Other income (expense), net: ...........        (2,506)        (5,224)        31,659         (6,216)
                                           -----------    -----------     ----------    -----------
Income (loss) before income taxes ......       (91,158)       277,831         31,017      1,146,894
Income tax (expense) benefit ...........        32,600           --          (10,000)          --
                                           -----------    -----------     ----------    -----------

Net income (loss) ......................   $   (58,558)   $   277,831    $    21,017    $ 1,146,894
                                           ===========    ===========     ==========    ===========

Income (loss) per common share of stock:
                Basic ..................   $     (0.02)   $      0.07    $      0.01    $      0.30
                Diluted ................   $     (0.02)   $      0.07    $      0.01    $      0.29
                                           -----------    -----------     ----------    -----------

Weighted average number of common shares
 outstanding during the period
                Basic ..................     3,825,000      3,825,000      3,825,000      3,825,000
                Diluted ................     3,825,000      3,898,843      3,871,792      3,898,843
                                           -----------    -----------     ----------    -----------

                               Z-AXIS CORPORATION

                       Condensed Statements of Cash Flows

                                                                   Nine months ended
                                                                      December 31,
                                                              ---------------------------
                                                                   2003           2002
                                                              ------------     ----------
                                                                       (Unaudited)

Cash flows from operations:
 Net Income ................................................   $    21,017    $ 1,146,894
 Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization ............................        83,459         95,909
  Provision for bad debts ..................................       (32,341)       (81,000)
  Gain on sale of equipment ................................       (25,597)          --
  Deferred income taxes ....................................         9,200           --
  Changes in assets and liabilities:
    Trade accounts receivable ..............................        76,759       (937,978)
    Other current assets ...................................        (9,991)       (11,385)
    Deposits ...............................................         8,570           --
    Accounts payable .......................................       (13,543)       (23,034)
    Accrued expenses .......................................      (235,929)       228,116
    Customer deposits and deferred revenue .................        18,500         11,970
    Deferred rent ..........................................        25,992           --
                                                              ------------     ----------
     Net cash (used in) provided by operating activities ...       (73,904)       429,492
                                                              ------------     ----------

Investing activities:
 Capitalized software development costs ....................       (82,623)          --
 Proceeds from sale of equipment ...........................        27,855           --
 Purchase of property and equipment ........................       (85,415)      (130,551)
                                                              ------------     ----------
     Net cash used in investing activities .................      (140,183)      (130,551)
                                                              ------------     ----------

Cash flows from financing activities:
 Increase in restricted cash ...............................       (60,404)          --
 Payments on line of credit ................................       (45,000)      (100,000)
 Debt and capital lease payments ...........................        (3,561)        (9,411)
                                                              ------------     ----------
     Net cash used financing activities ....................      (108,965)      (109,411)
                                                              ------------     ----------

Net (decrease) increase in cash ............................      (323,052)       189,530
Cash, beginning of period ..................................       506,428         19,133
                                                              ------------     ----------

Cash, end of period ........................................   $   183,376    $   208,663
                                                              ============     ==========

During the  quarters  ended  December  31, 2003 and 2002 the  Company  purchased equipment on a capital lease in the amount of $0 and $15,066, respectively.

See notes to condensed financial statements.

                               Z-AXIS CORPORATION

                    Notes to Condensed Financial Statements.

Note 1.  Interim Financial Information

The  accompanying  Condensed  Balance  Sheet at  December  31,  2003,  Condensed
Statements of Operations for the three and nine month periods ended December 31,
2003 and 2002 and Cash Flows for the nine month periods ended  December 31, 2003 and 2002, should be read in conjunction with the Company's financial  statements and notes for the years ended March 31, 2003 and 2002. These condensed financial statements contain all adjustments that management  considers necessary for fair presentation.  Results for interim  periods are not  necessarily  indicative  of results for a full year.

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

The carrying amounts of notes payable and debt issued  approximate fair value as of December 31, 2003 because  interest  rates on these  instruments  approximate market interest rates.

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

Note 3.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                                    December 31,   March 31,
                                                        2003         2003
                                                     ----------   ----------

Trade accounts receivable ....                       $1,175,802   $1,252,561
Less allowance for bad debt ..                          112,426      144,767
                                                     ----------   ----------

Trade accounts receivable, net                       $1,063,376   $1,107,794
                                                     ==========   ==========

Approximately  55% of the Company's  trade accounts  receivable was due from one customer at December 31, 2003.

Note 3.  Debt

Long-term debt consists of the following:

                                                       December 31,    March 31,
                                                          2003       2003
                                                         -------   -------

Capital lease obligations .........                      $ 8,022   $11,583

Less current portion ..............                        5,470     4,847
                                                         -------   -------
Long term capital lease obligations                      $ 2,552     6,736
                                                         =======   =======

The Company leases certain  production and office  equipment  under the terms of capital  leases.  The capitalized  value of the leased  equipment was $15,066 at
December 31, 2003. The related accumulated  depreciation was $11,927 at December
31, 2003. These amounts are combined with similar  equipment in the accompanying condensed  financial  statements.  Lessors  have  a  security  interest  in  all equipment classified as a capital lease.

The Company leases its primary office and production facility under an operating lease.  The lease term  began on June 1, 2003 and will  extend  through  May 31,
2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th,  26th, 37th and 38th months of the lease,  which creates the deferred rent liability disclosed in the financial statements. As of
December 31, 2003 the deferred rent liability is $25,992. The terms of the lease also  require a security  deposit in the  amount of $27,982  and an  Irrevocable
Standby  Letter of Credit for $60,000,  which is secured by a  restricted  money market cash account at a financial  institution.  The amount of the  Irrevocable
Standby  Letter  of  Credit  will  automatically  reduce  by  $12,000  for  five consecutive years beginning April 2004 and ending April 2008.

The  Company  entered  into an  agreement  with a bank for a  line-of-credit  of
$500,000  that is due July 2, 2004.  The interest  rate is calculated at 1% over the bank's prime rate (5% at December 31, 2003) and interest is payable monthly.
The line is  collateralized  by the Company's  accounts  receivable  and general intangibles.  The balance outstanding on the line-of-credit at December 31, 2003 was $30,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying  Condensed  Balance Sheet as of December 31, 2003 and Condensed
Statements  of  Operations  and Cash  Flows  for the  nine-month  periods  ended
December  31, 2003 and 2002  should be read in  conjunction  with the  Company's financial  statements  and notes for the years  ended  March 31,  2003 and 2002.
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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and  nine-month  periods  ended  December  31, 2003 were
$717,268 and $2,287,474,  respectively.  Net sales for the corresponding periods ended  December  31, 2002 were  $1,240,833  and  $4,215,869,  respectively.  The decrease  in  revenue  was  expected  because  billings  on a large job that the
Company  worked on during fiscal year 2003 were  approximately  63% lower during the first  three  quarters of fiscal year 2004 as compared to the same period of fiscal  2003.  This  decrease in billings on one client was offset in part by an increase in billings to other  clients.  Revenue  from other  clients  comprised approximately  69% of the revenue for the first three quarters of fiscal 2004 as compared  to 55% for  the  first  three  quarters  of  fiscal  2003.  Management anticipates  that revenues from core business  services will continue at current levels and allow the Company to maintain  profitability through the fiscal year.
Management  expects  that the  fiscal  year 2004  fourth  quarter  sales will be
$750,000 to $900,000.

Operating Income and Expenses

Loss from  operations  was  $(88,652)  and $(642)  for the three and  nine-month periods  ended  December  31,  2003.  Income from  operations  was  $283,055 and
$1,153,110 for the corresponding three and nine-month periods ended December 31,
2002. The change in operating  results from the comparable  three and nine-month periods of the prior fiscal year was due to the decrease in revenue noted above.
Management  is  focusing  on  increasing   operating  income  through  continued
management  of operating  costs  combined  with  investigation  of potential new revenue sources including overseas markets.

Production Expenses

Production  expenses  were  $349,268 and  $949,270 for the three and  nine-month periods ended  December 31, 2003 as compared to $430,528 and  $1,414,095 for the three and nine-month  periods ended December 31, 2002. These results represent a decrease of 19% and 33% for the three and nine-month  periods ended December 31,
2003 as compared to the same  periods of the prior  fiscal  year.  The three and nine-month  decrease was expected in the first three  quarters of fiscal 2004 as compared to fiscal 2003 due to the  decrease  in sales  revenue  volume as noted
above.  Production costs as a percentage of sales were 49% and 42% for the three and nine-months ended December 31, 2003 as compared to 35% and 34% for the three and nine-month periods ended December 31, 2002. The increase in production costs as a percentage  of sales during the first three  quarters of fiscal 2004 is due
to  one-time   compensation  expenses  associated  with  reorganization  of  the production department. The Company continues to utilize contract labor to manage production  requirements  for artists and producers as the revenue levels change from  quarter to  quarter.  Management  expects the  production  expenses in the fourth quarter of fiscal 2004 to be slightly lower as a percentage of sales than the third quarter.

Research and Development Expenses

Research and development expenses before capitalization were $27,699 and $82,623 for the three and  nine-month  periods  ended  December  31, 2003 as compared to
$26,066 and $78,736 for the three and  nine-month  periods  ended  December  31,
2002.  The increase was due to a normal annual  increase in  compensation  costs coupled  with an  increase  in  contract  labor for testing a new version of the
VuPoint  system.  During  the last  quarter of fiscal  2003 and the first  three quarters of fiscal 2004 all research and development  costs were  capitalized in accordance  with  Statement of Position 98-1  "Accounting  for Costs of Computer
Software  Developed for Internal Use". These costs were incurred for development of VuPoint Version 6.0.  Management  considers VuPoint to have continued revenue potential and will continue to support the system as well as periodically  incur enhancement  costs to insure that the software is  competitive  in the Company's market. Research and development expenses are expected to stay at the same level in the fourth quarter of fiscal 2004 and these costs will be expensed as VuPoint
6.0 was released in the first week of January 2004.

General and Administrative Expenses

General and administrative expenses were $225,835 and $681,159 for the three and nine-month  periods ended December 31, 2003 as compared to $286,129 and $917,387 for the three and  nine-month  periods  ended  December 31, 2002.  These results represent a decrease of 21% and 26% for the three and  nine-month  periods ended
December 31, 2003 as compared to the same periods of the prior fiscal year.  The change is primarily due to a decrease in profit  sharing  compensation  recorded for the nine-months  ended December 31, 2003. During the first three quarters of fiscal 2004 and 2003, profit sharing  compensation expense was recorded based on the income  before  incomes  taxes of the first three  quarters  for each of the fiscal  years.  As a percentage  of general and  administrative  expense,  which includes  executive  expenses,  the  profit  sharing  expense  was  2.2% for the nine-months ended December 31, 2002 as compared to 22% for the nine-months ended
September  30,  2002.  Executive  costs are  combined  with  other  general  and administrative  costs in the financial  statements  for  presentation  purposes.
General and  administrative  expenses  are expected to stay at the same level in the fourth quarter of fiscal 2004.

Marketing Expenses

Marketing  expenses  were  $201,839 and  $574,228  for the three and  nine-month periods  ended  December  31, 2003 as compared to $184,220  and $556,632 for the three and  nine-month  periods  ended  December  31,  2002.  The net decrease in marketing costs of less than 5% for the first three quarters was comprised of an increase due to the addition of a sales  consultant  in the District of Columbia region during the first  quarter of fiscal 2004 coupled with outside  consultant fees to develop a new logo and  website.  These cost  increases  are offset by a decrease in sales  commissions  due to the lower sales levels.  During the third quarter  of fiscal  2004,  the sales  consultant  position  in the  District  of
Columbia was vacated.  Management  is actively  recruiting a  replacement  sales consultant  for that market,  as well as a couple of other markets in the United
States in accordance  with the Company's  strategic  marketing  plan.  Marketing expenses are expected to slightly  increase  during the fourth quarter of fiscal
2004 as recruiting expenditures are incurred.

Depreciation Expense

Depreciation  expenses  were  $28,978 and  $83,459 for the three and  nine-month periods ended December 31, 2003 as compared to $26,240 and $62,540 for the three and  nine-month  periods  ended  December  31,  2002.  The  increase  is  due to additional  expenditures  for equipment and  leasehold  improvements  related to moving the facility during the first quarter of fiscal 2004. In addition, during fiscal year 2003, the Company's purchase of property and equipment was $147,323, resulting in an increase in  depreciation  during  fiscal year 2004.  Due to the nature of the  technology  and the rapid  changes  that are made to computer and production systems, the useful lives for depreciation purposes on this equipment are relatively short.  Depreciation  expense during the fourth quarter of fiscal year 2004 is expected to be comparable to the third quarter.

Amortization of prior years' software development costs

Amortization  expense related to capitalized  software  development costs was $0 for the three and  nine-month  periods  ended  December  31, 2003 as compared to
$4,595 and $33,369 for the three and nine-month periods ended December 31, 2002.
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

Other Income/Expense

Other income  (expense)  was  $(2,506) and $31,659 for the three and  nine-month periods  ended  December  31, 2003 as compared to $(5,224)  and $(6,216) for the three and  nine-month  periods ended  December 31, 2002. The change was due to a decrease in interest expense on the  line-of-credit  due to pay down of the line as well as interest earned on funds  deposited in the money market  account.  In addition,  during the nine months ended December, 31, 2003, the Company recorded a gain on the sale of  production  equipment in the amount of $25,597 and $3,030 in other income  resulting from a cash  distribution  on key man life insurance.
Management   expects   interest   expense  to   continue   to  decrease  as  the
line-of-credit and capital lease obligations will continue to be paid down.

Income Tax Expense

Income tax benefit (expense) for the three and nine-month periods ended December
31, 2003 was $32,600  and  $(10,000).  The  Company  recognized  a deferred  tax expense related to the recognition of deferred  liabilities as of March 31, 2003 and December 31, 2003. In prior fiscal years,  the Company had fully allowed for its net  deferred  tax  asset,  but due to the  likelihood  of  realizing  these deferred  tax  assets in future  periods,  the  Company  reduced  the  valuation allowance to $0 in fiscal year 2003; therefore the Company recognized $25,276 of deferred  tax expense in 2003 and will  continue to record  deferred tax expense during fiscal year 2004.

Net Income

Net income (loss) and income per common share of stock was $(58,558) and $(0.02)
for the three month period ended December 31, 2003 and $21,017 and $0.01 for the nine month period ended  December  31, 2003.  These  results are compared to net income and income per share of  $277,831  and $0.07 for the three  month  period ended December 31, 2002 and $1,146,894 and $0.30 for the nine-month period ended
December  31,  2002.  Diluted  income per common  share was  $(0.02)  and $0.01, respectively,  for the three and nine-month  periods ended December 31, 2003 and as  compared  to $0.07 and $0.29 for the  three  and  nine-month  periods  ended
December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003,  the Company's  working  capital  position was $645,184 as compared  to  $1,041,514  at March 31,  2003.  Cash flow (used in)  provided  by operations was $(73,904) for the nine months ended  December,  2003, as compared to $429,492  for the nine months ended  December  31, 2002.  The majority of the
Company's  cash flow from  operations  during the first three quarters of fiscal
2004 was used to make  normal  payments on  operating  expenses,  payout  profit sharing  compensation  recorded  for the fiscal  year ended  March 31,  2003 and decrease  line-of-credit  and  capital  lease  obligations.  It is  management's opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital  additions for property and equipment were $85,415 during the nine-month period  ended  December 31, 2003 as compared to $130,551  during the  nine-month period ended  December  31, 2002.  Management  expects that  additional  capital purchases will be made as needed to keep the Company's  computer network systems compliant  with current  technology  requirements.  During the second quarter of fiscal 2004, certain fully depreciated  production equipment that the Company no longer  uses was sold  resulting  in a gain of  approximately  $25,000.  Capital additions also included $82,623 in software  development  costs that the Company capitalized  under Statement of Position 98-1  "Accounting for Costs of Computer
Software Developed for Internal Use". These costs are related to the development of VuPoint 6.0, which was released in January 2004.

Debt and capital lease payments were  $(48,561) for the nine-month  period ended
December  31, 2003 as compared to  $(109,411)  for the  nine-month  period ended
December 31, 2002.  These payments  included  decreases to the line of credit of
$(45,000) for the nine-months  ended December 31, 2003 as compared to $(100,000)
for the nine-month period ended December 31, 2002.  Management  anticipates that the $30,000  remaining  balance on the line of credit will be fully paid down by the end of the fourth quarter of fiscal 2004.

The timing of the Company's production volumes is largely dependent upon factors that are not within its control,  namely the timing of courtroom  litigation  or the potential  that  litigation  may settle before trial.  The decrease in sales volume  during the first three  quarters of fiscal 2004 as compared to the first three  quarters of fiscal 2003 is primarily  due to the decrease in billings and the related  production  on one large job as  discussed  above.  At December 31,
2003, the backlog is approximately $2 million and management believes that sales volumes will range  between  $750,000  and  $900,000  for the fourth  quarter of fiscal year 2004. Management continues to monitor operating costs and making the necessary  adjustments  to allow the Company to obtain and maintain a profitable position during fiscal year 2004 and meet operating cash flow  requirements  and debt  service  obligations.  Management  has  successfully  negotiated  with the
Company's  banking and other  financing  relationships  to provide for long-term capital  opportunities  that will allow the  Company  to  maintain  its  current position in the market.

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

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative  Instruments and Hedging  Activities,"  which is  effective  for  contracts  entered  into or modified after June 30, 2003 and for hedging relationships designated after June
30, 2003. This statement amends and clarifies financial accounting and reporting for  derivative  instruments  including  certain  instruments  embedded in other contracts  and for  hedging  activities  under  SFAS No.  133,  "Accounting  for
Derivative Instruments and Hedging Activities." The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2003,  FASB  issued  SFAS No.  150,  "Accounting  for  Certain  Financial
Instruments  with  Characteristics  of Both  Liabilities  and Equity,"  which is effective for financial instruments entered into or modified after May 31, 2003, and  otherwise  is  effective  at the  beginning  of the  first  interim  period beginning  after June 15, 2003.  SFAS No. 150  establishes  standards for how an
issuer   classifies   and   measures   certain   financial    instruments   with
characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

Item 6.  Exhibits and reports on Form 8-K.

      (a)   Exhibit 31.1      Certification  Pursuant  to 18 U.S.C.  Section  1350,
            as Adopted Pursuant to Section 302 of the  Sarbanes-Oxley  Act of
            2002

            Exhibit 31.2   Certification  Pursuant  to  18  U.S.C.  Section  1350,  as
            Adopted  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
            2002

            Exhibit 32.1   Certification  Pursuant  to  18  U.S.C.  Section  1350,  as
            Adopted  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
            2002

            Exhibit 32.2   Certification  Pursuant  to  18  U.S.C.  Section  1350,  as
            Adopted  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
            2002

      (b) No  reports  on Form  8-K  have  been  filed  during  the  quarter  ended
December 31, 2003.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934 the  registrant  has duly  caused  this  report  of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:

/s/ Alan Treibitz
------------------------
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer

Date: February 17, 2004