Form 10KSB
period 2004-03-31
Z AXIS CORP
filed 2004-07-13
CIK 723928

                                      UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004.

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
                                                           Identification No.)
                   or organization)

5445 DTC Parkway, Suite 450
Greenwood Village, Colorado                                   80111-3143
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

The  registrant's  common stock trades on the  electronic  bulletin board of the
Over-the-Counter market under the trading symbol "ZXIS.OB". The aggregate market value of the registrant's  voting stock held by non-affiliates of the registrant as of March 31, 2004 was  $660,450.  The aggregate  market value was  calculated based upon the number of shares held by non-affiliates on March 31, 2004 and the price at which the  registrant's  common  stock  traded on May 17, 2004 the last date on which the  registrant  had  knowledge  of a public trade prior to filing this report.

The number of common shares outstanding as of March 31, 2004: 3,825,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Title of
Document
Part of Form 10-KSB
-----------------------------------------------------------------------------------------

Proxy Statement to shareholders to be filed by July 29, 2004                     Part III

Annual Report to shareholders for the fiscal year ended March 31, 2004           Parts II
and IV

------------------------------------------------------------------------------------------

                                    TABLE OF CONTENTS

Part I.
  Item 1.   Business
                  Our Business
                  Recent Developments
                  Our Strategy
                  Our Services
                  Our Customers
                  Sales and Marketing
                  Backlog
                  Competition
                  Suppliers
                  Management Information Systems
                  Employees
  Item 2.   Description of Property
  Item 3.   Legal Proceedings
  Item 4.   Submission of Matters to a Vote of Shareholders

Part II.
  Item 5.   Market for Common Equity and Related Stockholder Matters
  Item 6.   Managements  Discussion  and  Analysis of Financial  Condition  and Results of
            Operations
                  Overview and Executive Summary
                  Liquidity and Capital Resources
                        -Cash Requirements
                        -Sources and Uses of Cash
                        -Debt Instruments, Guarantees and Related Covenants
                        -Cash Management
                  Critical Accounting Policies and Estimates
                  Recently Issued Accounting Pronouncements
                  Market Risks
                  Other Matters
                  Forward Looking Statements
  Item 7.   Financial Statements
  Item 8.   Changes in and  Disagreements  with  Accountants  on Accounting  and Financial
            Disclosures
  Item 8A.        Controls and Procedures

Part III
  Items 9-12.     Incorporated by reference as described above
  Item 13.        Exhibits and Reports on Form 8-K
  Item 14.        Incorporated by reference as described above

                                          PART I

Item 1.  BUSINESS

Our Business

Z-Axis  Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 16, 1983.  The  principal  business  and industry  segment in
which   the   Company   operates   is  the   development   and   production   of
computer-generated  video graphics and other presentation materials. The Company conducts its business  primarily  from one location,  its  corporate  office and production facility located in metropolitan Denver, Colorado. During fiscal year
2004 and 2003,  the  Company  also had sales  consultants  located  in  Chicago,
Illinois,  Northern California,  New York City, New York and Washington, DC. The
Company operates within only one industry segment.

The Company is in the business of providing video graphic presentation  services in the litigation  services  industry for  commercial and government  customers.
These  services  include  product  leasing and support for various  presentation software  systems  used in trials,  markman  hearings  and other  related  court
proceedings.   Litigation   services  customers  are  primarily  law  firms  and
corporations located throughout the United States.  During fiscal years 2004 and
2003 sales were derived from the litigation services field.

Recent Developments

The Company has recently  added a sales  consultant  position in Dallas,  Texas.
This position will be primarily  responsible  for  development  of the Company's sales in Texas,  Louisiana,  Oklahoma and Arkansas. The Company is also actively developing  relationships with legal contacts in the United Kingdom, Germany and
Australia with the intent of selling the Company's services into these markets.

Our Strategy

Our mission is to be the leading provider of litigation  presentation  solutions that simplify complex ideas and communications and deliver high value results to our clients. Our strategy includes:

     o    Focus on improving the sales effort for existing services and products with law firms.

     o    Improve our existing litigation  presentation services and products to target the needs of law firms in the litigation industry.

     o    Develop new  litigation  presentation  services and products that will meet the needs of law firms and enhance our position in the market.

     o    Identify and develop new customers, both domestic and international in related  markets  that  can  benefit  from  our  service  and  product offerings.

     o    Implement  and improve  production  and  training  systems  within the
          Company to ensure that our  services  and  products  meet high quality standards and are delivered on time and within agreed upon budgets.

     o    Continue to invest in marketing efforts  including printed  materials, visual presentations and hiring qualified sales consultants.

Our Services and Products

The  Company's  products may consist of any  combination  of  computer-generated
graphics,   live  action   video,   photographs,   graphic   artwork,   document
presentation,  special effects and presentation  exhibit boards.  The litigation service  products have proven to be successful in courtroom  presentations  when highly technical or complex concepts are being conveyed.

The Company's video animation product is delivered to its customers on videotape or in an  electronic  format.  The material can be  presented  using  computers, videotape  player  or by an  electronic  courtroom  presentation  system  called
"VuPoint".  During the past eight fiscal years the Company  designed,  developed and refined an advanced electronic  courtroom  presentation system consisting of proprietary software in combination with off-the-shelf  hardware. The system has been named "VuPoint".  The Company received trademark protection of the name and has patent  protection  for a portion of the  software  technology.  VuPoint was introduced  to the  litigation  market in early 1997.  It is designed for use by trial teams, outside counsel and in-house attorneys. The Company considers it to have continuing  revenue potential and will continue  refinement and enhancement of the system in accordance with the Company's strategic business plan.

The Company has also developed  in-house  expertise on several other  electronic courtroom  presentation  systems including  Sanction and Trial Director that are primarily sold to law firms by other companies and independent  dealers.  Z-Axis has  trial  presentation  system  consultants  that can  work  with  clients  in courtroom  and war room  settings  with these  systems and  further  enhance the client's success with their presentations to juries and judges.

Our Customers

Our  customers  are  primarily  large and medium  sized law firms  that  provide representation  to their clients in  litigation  proceedings  including  trials, markman hearings, summary judgment hearings and other related court proceedings.
Although  certain  customers from time to time may each provide more than 10% of the Company's net sales,  it is not dependent  upon any group of customers.  Two customers accounted for 38% of the total sales in fiscal 2004 as compared to one customer that accounted for 40% of total sales in fiscal 2003.

Marketing and Sales

Our marketing efforts have focused on development of a Z-Axis brand, utilizing a distinct new logo with an innovative tagline,  which is incorporated into all of our  communications,  brochures,  leaflets  and other  marketing  materials.  In addition,  we are  developing a new website  design as well as using  electronic newsletters  and direct mail  campaigns  personalized  to our  various  customer bases.  The Company has  implemented  a customer  satisfaction  survey system to measure and  understand  our  clients'  needs both now and  anticipated  for the future.  Our sales  consultants  frequently  give  presentations  at  litigation industry conferences and continuing legal education seminars.

One of the Company's sales  strategies is to expand our service lines within the litigation  market.  This includes  selling  services  earlier in the litigation process in order to ensure a continuing relationship with the attorneys over the course of a case. Management is continually monitoring,  training and developing the  current  sales  team.  The  Company  may  choose  to add  additional  sales consultants in key locations to achieve the revenue goals set out by management.

Backlog

At March 31,  2004 and 2003,  the  Company had a backlog of orders for its video animation  services in the amounts of  approximately  $2,000,000  and $2,007,000 respectively.  Management believes that the backlog will stay at these levels in the  second  and third  quarters  of  fiscal  2005.  Although  the  Company  had agreements  to perform  services  in these  amounts,  in the case of  litigation support services, the agreements may be canceled or modified for such reasons as pre-trial  settlement  of the case  being  litigated  or a  decision  to use the
Company's  services to a greater or lesser extent than  originally  anticipated.
Federal government  contracts may be terminated at any time at the option of the government.

Competition

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

Suppliers

The majority of  production  labor talent is provided by regular  full-time  and part-time producers, artists and editors as well as independent contractors. The
Company has the ability to  increase  or decrease  labor cost as revenue  levels vary  with the  volume  and size of the jobs in house at any given  time.  Other materials  and  equipment  that the  Company  uses to provide its  services  are readily available from a number of sources both locally and on a national level.
The Company does not encounter any  difficulty in obtaining  these  materials or equipment or in servicing its equipment.

Management Information Systems

The Company currently utilizes several management  information tools,  including electronic  scheduling of resources,  tracking of job  progression  and standard computerized  accounting  systems.  The Company does not require a  computerized system for  purchasing,  as all  materials  and supplies  purchasing  is entered directly into the accounting  system.  The Company does not carry any inventory.
The systems currently in place generate daily,  weekly,  monthly,  quarterly and annual  reports  that track sales  volume,  costs,  labor  efficiency  and other relevant management information. The Company continually enhances the management information  systems, as needed to provide additional  information to all levels of management.

Employees

At  March  31,  2004,  the  Company  had  21  regular  full-time  employees  and approximately 10 temporary employees. In addition,  there is an adequate base of local  well-qualified  independent  contract  personnel that the Company employs from time to time as production demands require.

Item 2.  DESCRIPTION OF PROPERTY

The Company's  current  headquarters  and  production  facility are located in a business park in the south  metropolitan area of Denver,  Colorado.  The Company leases its offices and production  facility under an operating  lease. The lease term began on June 1, 2003 and will extend  through May 31,  2011.  The terms of the lease  provide for a total of six months of rent  abatement  granted for the
1st,  2nd,  25th,  26th,  37th and 38th months of the lease,  which  creates the deferred rent liability disclosed in the financial  statements.  As of March 31,
2004 the deferred rent liability is $28,140. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of
Credit for $60,000,  which is secured by a restricted  money market cash account at a financial  institution.  The amount of the  Irrevocable  Standby  Letter of
Credit will automatically reduce by $12,000 for five consecutive years beginning
April 2004 and ending  April 2008.  The  Company  also has office  space  rental agreements  for the  Illinois  and New York  locations.  The Company  leases the facilities  from  unaffiliated  third  parties.  Management  believes  that  the facilities are adequate for the Company's operations.

Item 3.  LEGAL PROCEEDINGS

We are not currently party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to a vote of  security  holders  during the fourth quarter of the fiscal year.

                                         PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The number of holders of record of the  Company's  common  stock as of March 31,
2004 was 407 as reported by the transfer agent.  This number does not include an undetermined number of stockholders whose stock is held in "street" or "nominee"
name.

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

During  January  1995,  the Company  secured a market  marker for trading in its common stock and it became listed for trading on the  electronic  bulletin board of the  Over-the-Counter  market,  under the  trading  symbol  "ZXIS.OB."  Since listing occurred on the Over-the-Counter market, trading has been sporadic.

The following is a summary of the high, low and close stock prices,  as reported by the Over the Counter  Bulletin  Board to an Internet  stock price service for the period indicated:

                                           High             Low            Close
                                      --------------- --------------- ---------------
Fiscal year ended March 31, 2004:
  First quarter                       $        0.5300 $        0.2700 $        0.2700
  Second quarter                      $        0.4500 $        0.2500 $        0.2500
  Third quarter                       $        0.4500 $        0.2500 $        0.2500
  Fourth quarter                      $        0.4500 $        0.3000 $        0.3000

Fiscal year ended March 31, 2003:
  First quarter                       $        0.1300 $        0.0500 $        0.0500
  Second quarter                      $        0.2300 $        0.0400 $        0.1900
  Third quarter                       $        0.4800 $        0.1600 $        0.2000
  Fourth quarter                      $        0.5500 $        0.2000 $        0.3700

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.

Item 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The  following  discussion  should  be read in  conjunction  with the  Company's financial  statements  and notes for the fiscal  years  ended March 31, 2004 and
2003.  Except where  otherwise  noted,  references  to years are to fiscal years ending March 31 of the year stated.  Some of the  information  contained in this discussion  and analysis or set forth  elsewhere  in the Form 10-KSB,  including information with respect to our plans and strategies for our business,  includes forward-looking statements that involve risk and uncertainties.

EXECUTIVE SUMMARY

As discussed under the caption "Forward-Looking Statements",  Z-Axis Corporation provides the following risk factor disclosures in connection with its continuing efforts to qualify its written and oral forward-looking  statements for the safe harbor  protection  of  the  Reform  Act  and  any  other  similar  safe  harbor provisions.  Important  factors currently known to management could cause actual results to differ materially from those in forward-looking  statements  include, but are not limited to the following:

The Company currently  operates in one segment of the litigation  industry.  Any changes in Federal or State laws as they apply to the admissibility of the types of services and products that Z-Axis provides to our clients in their litigation proceedings could have a material affect on the Company's ability to continue to service  existing and potential new customers.  The Company may not, under these conditions,  be able to generate enough cash to meet operating requirements.  If sufficient  operating  cash is not  generated,  the Company  will have to borrow funds from the revolving line of credit. The Company's ability to repay the line of credit will depend upon future  revenues and net earnings,  which  management cannot guarantee.

If the Company's  sales levels  decrease from their  current  level,  management could be forced to curtail  production,  selling and general and  administrative costs or implement  other cost reduction  measures.  In this event, it is likely that the current  operating  profit would  decrease  and price of the  Company's stock will decrease significantly from the current level.

The Company faces  competition  from a few high-end  providers to the litigation market, internal litigation support departments established within law firms and many smaller companies that provide the same type of services as Z-Axis. Clients are  becoming  more price  sensitive  in this  market  and  Z-Axis  will need to identify strategies that will augment the Company's current offerings with value added  services  and products for our  existing  and  potential  customers.  The
Company's  ability to identify and implement these  strategies is dependent upon management's  ability to analyze the needs of the market and respond  quickly to those needs.

Although the Company is not dependent  upon any one customer for  revenues,  the
Company does derive a  significant  portion of sales from repeat  business  with existing  clients.  If  the  Company's  current  relationships  with  any of the significant and/or key law firms are severed,  then revenues could decrease,  as the timeframe needed to re-establish  these  relationships can be several months to years long.

The  Company's  production  facility  is  located  in one  building  and if this facility  were to  experience a fire,  flood or other  calamity,  the  Company's operations  could be temporarily  disrupted and the ability to generate the same level of revenues in the same timeframes would be compromised.  The Company does have a large  pool of  independent  contractors  who have  their own  production facilities.  Should a business  disruption  such as that described  above occur, management  believes that a portion of the production could be diverted to these outside contractors and facilities. However, the potential cost of this could be substantial  and could lead to an increase in  production  costs  resulting in a decrease in operating profit.

The Company's trading price for it's stock may be highly volatile due to factors that have  little or nothing  to do with the  results  of  operations  or profit levels. The market for the Company's stock may experience  significant price and volume  fluctuations  in  response  to a  number  of  factors  that  may  not be controllable by management. The stock market in general and the market for small capitalization  stocks in particular,  have experienced  extreme volatility that often  has been  unrelated  to the  operating  performance  of  publicly  traded companies.  These broad market and small  capitalization  stock fluctuations may adversely affect the trading price of the Company's common stock,  regardless of actual operating performance.

RESULTS OF OPERATIONS

The  following  table sets forth,  for the fiscal years ended March 31, 2004 and
2003, the percentage of net sales  represented by the specific items included in our  statements  of  operations.  We have included  this  comparison  because we believe it provides a more meaningful  basis for  period-to-period  comparisons.
The  financial  data  should not be viewed as a  substitute  for our  historical
results  of  operations   determined  in  accordance  with  generally   accepted
accounting principles and does not purport to be indicative of future results of operations.

                                                      For the Years Ended
                                                           March 31,
                                                      2004           2003

             Net sales                               100.0%         100.0%
                                                     ------         ------

             Operating expenses
                Production                            41.5%          34.1%
                Research and development               0.9%           1.8%
                General and administrative            29.2%          22.6%
                Marketing                             23.1%          13.7%
                Depreciation and amortization          3.6%           1.7%
                Amortization of software
                 development costs                     0.4%           0.9%
                                                      -----          -----
                  Total operating expenses            98.7%          74.8%
                                                      -----          -----

             Income from operations                    1.3%          25.2%

             Other income                              1.0%           0.2%

             Income tax expense                       (0.9%)         (0.5%)
                                                      -----          -----

             Net income                                1.4%          24.9%
                                                      -----          -----

Year Ended March 31, 2004 compared to Year Ended March 31, 2003

Net sales

During  fiscal  years  2004 and  2003  sales  were  derived  primarily  from the litigation  services  field.  The Company  continues  to develop  its  marketing strategies  in this  field and  expects  that the core  business  revenues  will continue  to  be  focused  on  this  market.  Management  is  pursuing  business strategies  aimed at gaining  market  share and  positioning  the Company as the premier provider of presentation consulting services to the litigation industry.
Net sales decreased by $2.1 million,  or 41%, to $3.1 million for the year ended
March 31, 2004 from $5.2 million for the year ended March 31, 2003. The decrease in revenue was expected  because billings on a large job that the Company worked on during fiscal year 2003 were approximately 65% lower during fiscal year 2004.
This  decrease  in  billings  on one client was offset in part by an increase in billings to other clients.  Revenue from other clients  comprised  approximately
76% of the revenue for fiscal year 2004 as compared to 59% for fiscal year 2003.
Management  expects that  revenues from the large job noted above will be modest during the first  quarter  of fiscal  2005 and may pick up during the second and third  quarters  of fiscal  year 2005.  Additional  revenues  from this job will depend upon the outcome of certain legal  proceedings.  Revenues from other core business services are expected to continue at their current levels, allowing the
Company to maintain a profitable position.  Cost management measures are also in place aimed at maintaining  overhead expenses at an appropriate level to achieve profits, as well as effective utilization of contract labor on revenue producing activities. Two customers accounted for 38% of the total sales in fiscal 2004 as compared to one customer  that  accounted for 40% of total sales in fiscal 2003.
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
During  fiscal years 2004 and 2003 the Company  increased its  expenditures  for marketing  and  advertising  efforts.  In  order to  continue  to  maintain  the
Company's  leadership  position in the  litigation  support  market,  management expects that  advertising  and  marketing  expenses  will stay at their  current levels during  fiscal year 2005.  Management  considers the expenses  associated with an expansion of the marketing program, necessary for future growth.

Operating expenses

Operating expenses decreased $.8 million, or 22%, to $3.1 million for the fiscal year ended March 31, 2004 from $3.9  million for the fiscal year ended March 31,
2003. As a percentage of sales, operating expenses increased to 98.7% for fiscal year 2004 as compared to 74.8% for fiscal year 2003.  Operating  costs  includes compensation  costs for all regular  full and  part-time  employees,  as well as overhead expenses such as building rent,  insurance,  supplies,  marketing costs and depreciation and amortization. Since a portion of these costs are considered fixed,  as revenue levels  increase or decrease the overall  percentage of these costs against  revenues will fluctuate.  Labor expense  continues to be the most significant of the Company's  operating  costs during 2004 and 2003.  During the years 2004 and 2003,  employee  compensation  and benefit  costs  accounted  for approximately 68% and 62%, respectively, of total operating expenses. Management believes  that  the  Company's  staffing  levels  and  production  capacity  are sufficient to maintain current and anticipated near-term production levels.

Production  expenses  decreased  $.5  million,  or 28%, to $1.3  million for the fiscal  year ended  March 31,  2004 from $1.8  million for the fiscal year ended
March 31, 2003.  Production  costs for direct  contract labor and other billable expenses will vary directly with sales levels.  Production costs as a percentage of sales were 41% for 2004 and 34% for 2003. Production costs include some fixed expenses  for  salaried  full  and part  time  employees,  as well as  equipment maintenance  costs and  production  supplies.  As  revenue  levels  increase  or decrease,  the overall percentage of these costs against revenue will fluctuate.
The Company manages  fluctuations in production labor  requirements  through the use of  employees in  combination  with a core of several  experienced  contract producers and artists. This strategy is used to manage more effectively the cost of labor, as monthly  revenue levels can vary  significantly.  In addition,  the production  department  has  compensation  and  benefit  costs  for  core  staff employees including artists,  producers and managers.  These core staff costs do not vary as directly as contract labor costs with sales revenue volume.

Research and development costs,  before  capitalization of software  development costs,  were  consistent  during fiscal year ended March 31, 2004 as compared to fiscal year ended March 31, 2003. The total research and  development  costs for fiscal  year 2004 were  $110,645;  $82,010 of these  costs were  capitalized  as
software   development   costs  accordance  with  Statement  of  Position  98-1,
"Accounting for Costs of Computer  Software  Developed for Internal Use".  These
costs are compared to total research and development  costs for fiscal year 2003 of $105,931; $8,919 of these costs were also capitalized as software development costs as noted above. The increase in research and development  costs was due to normal annual increase in  compensation  costs.  The  capitalized  costs are the result of a significant change to VuPoint,  which resulted in release of version
6.0 in the fourth  quarter of fiscal year 2004. The Company  received  trademark protection  of the  "VuPoint"  name and also received  patent  protection  for a portion of the software code. It is a  state-of-the-art  exhibit  management and presentation  system  for use by  trial  teams,  outside  counsel  and  in-house attorneys.  The Company considers  VuPoint to have continuing  revenue potential and will  continue  further  maintenance  of the product as needed during fiscal year 2005.  The  product  fulfills a need in the  marketplace,  particularly  in presenting exhibits for document-intensive cases.

General  and  administrative  expenses  decreased  $.3  million,  or 23%, to $.9 million  for the fiscal  year ended  March 31,  2004 from $1.2  million  for the fiscal year ended  March 31,  2003.  The  decrease  is due to  executive  profit sharing  compensation  that was  approved  by the Board of  Directors  under the
Company's  profit  sharing  program  for  fiscal  year 2003 and  accrued  in the
financial   statements   for  that  fiscal  year;   however  no  profit  sharing
compensation  was approved for fiscal year 2004. The Company paid out the fiscal year 2003 profit  sharing to the executives  and eligible  employees  during the first  quarter of fiscal 2004.  Executive  costs are combined with other general and administrative costs in the financial statements for presentation  purposes.
Management  expects that  general and  administrative  costs will be  consistent during fiscal year 2005 at the $.9 million level.

Marketing  expenses were  consistent  during fiscal year ended March 31, 2004 as compared to fiscal year ended March 31,  2003.  During both fiscal year 2004 and
2003,  marketing  expenses were $.7 million,  or 29% and 23% of revenues for the respective periods. The percentage increase as compared to sales was expected by management as part of the Company's  marketing  strategy noted above. Funds were expended with outside  consultants to develop and implement a new logo, tag line and website for the Company,  as well as hire a marketing  agency as part of the overall  strategy to increase  market  share.  Management  expects that the same level  marketing  of costs as a  percentage  of sales will be  incurred  for the foreseeable  future as the Company  continues  to position  itself as a high end provider of litigation presentation services.

Depreciation  expense  increased to $112,700  during fiscal year ended March 31,
2004 as  compared  to $88,685  during  fiscal  year ended  March 31,  2003.  The
increase  is  due  to  additional   expenditures  for  equipment  and  leasehold
improvements  related to moving the facility  during the first quarter of fiscal
2004. In addition,  during fiscal year 2003, the Company's  purchase of property and  equipment  was $147,323,  resulting in an increase in  depreciation  during fiscal year 2004. The Company purchased $103,763 in capital assets during fiscal year 2004.  Management  expects that  capital  expenditures  will be  comparable during  fiscal 2005 as computer  equipment is replaced and upgraded to keep pace with  the  current  technology.  Rapid  technological  advances  in the  type of equipment  that  the  Company  uses  in  providing  its  services  require  that depreciable lives of the equipment be relatively short.

Amortization  expense  related to  capitalized  software  development  costs was
$10,848  for the fiscal year ended March 31, 2004 as compared to $41,160 for the fiscal  year  ended  March 31,  2003.  Capitalized  software  development  costs associated  with VuPoint  Version 5.0 were fully  amortized  during  fiscal year
2003. The research and  development  costs that were  capitalized  during fiscal year 2004 were for development of VuPoint 6.0, which to began earning revenue in the fourth  quarter of fiscal 2004.  In  accordance  with  Statement of Position
98-1,  "Accounting for Costs of Computer  Software  Developed for Internal Use",
these  costs are being  amortized  as revenue  from rental of the  software  and associated system operator services are earned.

Other income and expenses

Interest expense was $1,441 for the fiscal year ended March 31, 2004 as compared to $18,756 for the fiscal year ended March 31, 2003,  representing a decrease of
92%.  The  decrease  was due to  payoff  of the line of  credit  and pay down of capital lease obligations during fiscal 2004. Other income was $32,929 in fiscal year 2004 as compared to $31,526 in fiscal year 2003.  Other income is comprised primarily of gain on the sale of production and other equipment  during 2004 and
2003.

Income taxes

For income tax  reporting  purposes,  the  Company  files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items is different than that for financial  statement purposes.

The Company  recognized a deferred  tax expense  related to the  recognition  of deferred liabilities as of March 31, 2004. In previous fiscal years, the Company had fully allowed for its net deferred tax asset,  but due to the  likelihood of realizing these deferred tax assets in future  periods,  the Company reduced the valuation allowance to $0 in 2003. Therefore,  the Company recognized $28,524 of deferred tax expense in 2004 compared to $25,276 in 2003.  The Company  utilized approximately  $220,000 and $500,000 of net operating loss carryforwards  during fiscal 2004 and 2003,  respectively,  as the Company had taxable income prior to this utilization.

At March 31,  2004,  the Company had federal  income tax loss carry  forwards of approximately $680,000, which expire in the years 2005 through 2021.

Net Income

Net income  decreased  $1.2  million  for the fiscal  year ended  March 31, 2004 compared to the fiscal year ended March 31, 2003.  Net income as a percentage of sales  decreased  to 3.1% for the fiscal  year 2004 as compared to 24.9% for the fiscal year 2003.  The  decrease in net income for fiscal year 2004 is primarily due to the 41%  decrease in sales as  compared to fiscal year 2003 as  discussed above.  Management  expects that net income will be  comparable  for fiscal year
2005 at approximately 3% of sales.

At March  31,  2004,  the  Company  had a backlog  of  orders  in the  amount of approximately $2,000,000 compared to approximately $2,007,000 at March 31, 2003.
Management  believes that the backlog will be  comparable  during the second and third  quarters of fiscal 2005.  Although the Company had  agreements to perform services in these amounts,  in the case of litigation  services,  the agreements may be modified or canceled for such reasons as pre-trial settlement of the case being litigated. Production scheduling of the backlog is generally determined by the  Company's  customers  and is largely  controlled by the timing of courtroom litigation.  As a consequence,  periods of idle  production  capacity can occur.
During  these  periods,  management  makes every  effort to minimize  its impact through a combination of cost controls and  production  scheduling to the extent possible.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

The Company does not have any significant contractual obligations,  other than a capital lease in the amount of $6,737, which will be paid off during fiscal year
2005.  The Company also has an operating  lease for the current  office space in
Greenwood  Village,  Colorado,  which will  require a total of $1.07  million in payments over the next eight years. Management expects that capital expenditures during  fiscal year 2005 will be  approximately  $100,000.  Projected  sales for fiscal year ended March 31, 2005 are $3.2 million.  The proceeds from collection of these sales will  generate the  necessary  cash flow to meet  operating  cash obligations for fiscal 2005.

Sources and Uses of Cash

The Company's  principal  source of liquidity as of March 31, 2004  consisted of
$.4 million in cash and cash equivalents.  Cash is generated through the sale of consulting,  animation,  multimedia and electronic  graphics  services,  exhibit
boards  and  rental  and  in-court   services   associated  with  the  Company's
proprietary  presentation  system called  VuPoint.  Cash and a revolving line of credit are used to fund accounts payable, pay operating costs, pay principal and interest on a capital lease and acquire new  equipment as needed.  During fiscal year 2004,  the Company did not need to draw any funds on the revolving  line of credit.

Cash Flows from Operating Activities:

Cash flows from  operations  were $.2 million and $1.0 million  during the years ended March 31, 2004 and 2003,  respectively.  Cash provided by  operations  for
fiscal  year  2004   consisted  of  net  income,   adjusted  for   depreciation,
amortization,  gain on sale of equipment,  allowance  for doubtful  accounts and deferred  income taxes.  The decrease in cash flows from  operations  for fiscal year 2004 as compared to fiscal year 2003 was due  primarily to the $1.2 million decrease in net income.

Cash Flows from Investing Activities:

During fiscal year 2004,  cash was used to invest in property and equipment,  as well as development of VuPoint version 6.0. Capital  additions were $103,763 and
$147,323 during the fiscal years ended March 31, 2004 and 2003. The expenditures for 2004 and 2003 were for  replacement  of  office  and  production  equipment.
Capital  additions,  as they become  necessary  to meet  production  demands and replace  equipment,  will be acquired with a combination  of debt  financing and cash flow from  operations.  Cash  flows for  development  of  VuPoint  6.0 were
$82,011  and $8,919  during  the fiscal  years  ended  March 31,  2004 and 2003.
Management does not expect to have further capital  investment in development of
VuPoint 6.0, but rather continue to maintain the product through  operating cash flows.

Cash Flows from Financing Activities:

Cash flows used in financing  activities  were $140,370 and $298,838  during the years ended March 31, 2004 and 2003.  The decrease in cash flows from  financing activities  during  fiscal  2004 was due to $75,000 in  payments  on the line of credit and principal payments on outstanding leases of $4,846. In addition,  the
Company was required to set aside $60,000 in cash as guarantee on an Irrevocable
Standby Letter of Credit associated with the current building operating lease.

Debt Instruments, Guarantees and Related Covenants

The  Company  entered  into an  agreement  with a bank for a  line-of-credit  of
$500,000  that is due July 2005.  The interest rate is calculated at 1% over the bank's prime rate (5% at March 31, 2004) and  interest is payable  monthly.  The line  is  collateralized  by  the  Company's  accounts  receivable  and  general intangibles. The balance outstanding on the line-of-credit at March 31, 2004 was
$0.

Cash Management

The timing of the Company's production volumes is largely dependent upon factors that are not within its control,  namely the timing of courtroom  litigation  or the potential that  litigation  may settle before trial.  Sales revenues for the first quarter of fiscal year 2005 are anticipated to be  approximately  $700,000 resulting in a breakeven  after tax net income.  Management  believes that sales volumes are expected to range  between  $700,000 and $850,000 for the  remaining quarters  of  fiscal  year  2005,  with an  anticipated  total  sales  volume of
$3,100,000. This volume should allow the Company to generate an operating profit of approximately 3% to 5%. Management expects the Company to continue to be in a profitable  financial  position  during  fiscal  year  2005  and be able to meet operating cash flow  requirements  and debt service  obligations.  Management is also focusing on marketing efforts to further enhance the Company's  position in the litigation  presentation  services industry and position the Company to gain market share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk,  consist  principally  of cash and trade accounts  receivable.  The
Company places its temporary cash investments with what management  believes are high-credit, quality financial institutions.  Concentrations of credit risk with respect to trade accounts  receivable are limited due to the Company's  periodic credit evaluations of its significant  customers'  financial condition and their dispersion across geographic areas.

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
Software  development  costs are amortized  over their  estimated  useful lives, which are reflective of the Company's  estimate of the expected revenues derived from the use of the software.  Costs  associated with upgrades and  enhancements that result in additional functionality are capitalized.

Stock Options

The Company applies Accounting  Principles Bulletin (APB) Opinion 25 "Accounting
for Stock Issued to Employees" and related Interpretations in accounting for all stock  option  plans.  Under  APB  Opinion  25,  no  compensation  cost has been recognized  for stock options  issued to employees as the exercise  price of the
Company's  stock  options  granted  equals or exceeds  the  market  price of the underlying  common stock on the date of grant.  SFAS No. 123 and 148 require the
Company to provide pro forma information regarding net income and net income per share as if  compensation  costs for the  Company's  stock  option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company  estimates the fair value of each stock award at March 31, 2004 and 2003 by using the  Black-Scholes  option-pricing  model  with the  following weighted-average  assumptions  used  respectively:  dividend yield of 0% for all years;  expected  volatility  of 176% and 530% for 2004 and 2003,  respectively;
risk-free interest rates of approximately 3% to 5%,  respectively;  and expected lives of 10 years for 2004 stock awards and 10 years for 2003 stock awards.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation."
Accordingly, no compensation cost has been recognized for the stock option plans as options were issued to employees of the Company.  Had  compensation  cost for the Company's  option plan been determined  based on the fair value at the grant date for awards ($19,971 - 2004) consistent with the provisions of SFAS No. 123, the  Corporation's  net income and basic income per common share would have been changed to the pro forma amounts indicated below:

                                                               For the Years Ended
                                                                    March 31,
                                                          -----------------------------
                                                              2004            2003
                                                          ------------    -------------

Net income - as reported                                  $   41,424      $   1,309,074
Net income - pro forma                                    $   21,453      $   1,309,074
Basic and diluted income  per common share - as reported  $      .01      $        0.34
Basic and diluted income  per common share - pro forma    $       -       $        0.34

The weighted  average fair value of options  granted during the year ended March
31, 2004 was $0.26 per share (Note 6.)

Revenue and Cost Recognition

The Company  generates  revenue with both hourly-rate and fixed price contracts.
Revenue  generated  from  hourly-rate  contracts is  recognized  as services are performed.  Revenue is  determined  by the contract  billing  rates and the time
incurred  to  perform  the  service  plus  reimbursable  expenses.   Expense  is
determined by actual cost incurred. Revenue generated from fixed price contracts is  recognized  when the  contract is  completed.  The  contract  is  considered complete when all costs,  except for insignificant  amounts,  have been incurred which is typically completed within a six-month time period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In  January  2003,  the FASB  issued  Interpretation  No. 46,  Consolidation  of
Variable  Interest  Entities,  an  interpretation  of ARN 51 (FIN No.  46).  The primary  objectives of FIN 46 are to provide guidance on the  identification  of entities of which  control is achieved  through  means other than voting  rights
(Variable Interest Entities) or "VIES") and to determine when and which business enterprise  should  consolidate the investors (if any) do not have a controlling financial  interest  or (2) the equity  investment  at risk is  insufficient  to finance that  entity's  activities  without  receiving  additional  subordinated financial support from other parties. The disclosure  requirements of FIN No. 46 became  effective for financial  statements  issued after January 31, 2003.  The adoption  of this  standard  did not have an impact on the  company's  financial statement at March 31, 2004.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative  Instruments and Hedging  Activities."  Which is  effective  for  contracts  entered  into or modified after June 30, 2003 and for hedging relationships designated after June
30, 2003. This statement amends and clarifies financial accounting and reporting for  derivative  instruments  including  certain  instruments  embedded in other contracts  and for  hedging  activities  under  SFAS No.  133,  "Accounting  for
Derivative  Instruments and Hedging  Activities."  The adoption of this standard did not to have a material impact on the Company's financial statements.

In May 2003,  FASB  issued  SFAS No.  150,  "Accounting  for  Certain  Financial
Instruments  with  Characteristics  of Both  Liabilities  and Equity."  Which is
effective for financial instruments entered into or modified after May 31, 2003, and  otherwise  is  effective  at the  beginning  of the  first  interim  period beginning  after June 15,  2003.  SFAS No. 150  establishes  standards of how an
issuer   classifies   and   measures   certain   financial    instruments   with
characteristics  of both  liabilities and equity.  The adoption of this standard did not to have a material impact on the Company's financial statements.

MARKET RISK

The Company's revenues are not considered to be seasonal in nature, but they can fluctuate  based on the timing of our  clients'  legal  proceedings.  Management believes  that  inflation  has not had a  significant  impact  on the  Company's financial  position  or results of  operations.  The  Company  does not have any transactions, arrangements or relationships with "special purpose entities". The
Company does not have any  off-balance  sheet debt,  nor does it  guarantee  any financial obligations of third or related parties.

OTHER MATTERS

Dividends

No  dividends  have been  declared as of March 31, 2004 and the Company does not anticipate paying dividends in the foreseeable future.

Related Party Transactions

The Company does not have any financial  transactions with related parties as of
March 31, 2004.

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

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       President's Letter to Shareholders

To Our Shareholders:

As  anticipated,  results were modest in Fiscal Year 2004 but they  demonstrated that we are back on track after the softness in the market  following the events of 9/11.  The unique spike in revenue in Fiscal Year 2003 brought on by our work in the World Trade  Center  litigation  enabled us to focus our Fiscal Year 2004 efforts on building a strong foundation for the future. Our emphasis has been on our core  strengths  and growing  our market  share by adding  additional  sales people,  strengthening  our brand  recognition  and refining and  improving  our internal processes.

We've  expanded our reach.  In recent months we added new sales  consultants  in
Washington DC, and Texas. In addition,  our international  business continues to develop.  The market for our services continues to grow and technology continues to improve  affording  greater options for our clients.  We are expecting modest growth in Fiscal Year 2005 with confidence that revenues will increase in future years as our new sales force gains experience in their respective markets.

Reinventing  ourselves  with a new look.  This past year marked our 20th year in business making us one of the most long-standing  companies in our industry. Our staying  power is a direct  result of our passion for finding new  solutions and innovations for our clients and reinventing ourselves.  This year we re-assessed our brand and gave  ourselves a facelift with a new corporate  identity  package and an international award for our new logo.

Improving  processes and service.  Our success has always come from listening to our clients and developing  solutions to address their  communication  needs. We continue  to  provide  on-going  training  on a variety of topics for the entire company.  Our newly developed  client web site,  Z-Net,  evolved from our client service  training  program  and our new client  satisfaction  survey.  Z-Net,  a project  monitoring  system,  enables clients to track the progress of their job through  production and make comments and changes  on-line,  assuring  accuracy, quality, and efficiency.

Expanded  offerings.  We have expanded two new departments that support our core business,  On-Location Support and Presentation Design Services. Our On-Location
team provides trial presentation support operators, tech support specialists and artists for the warroom and courtroom.  They support our VuPoint product as well as other software packages.  Our Presentation  Design Department is specifically dedicated  to  advancing  the  scope  and  quality  of our  exhibit  boards  and
PowerPoint presentations.

Listening to our clients and continually creating innovative solutions will keep
Z-Axis in the forefront of our industry and insure future growth.

Stephanie Kelso
President

                                    Z-AXIS CORPORATION

                                    Table of Contents
                                    -----------------

Report of Independent Registered Public Accounting Firm

Financial Statements

     Balance Sheets

     Statements of Income

     Statement of Changes in Stockholders' Equity

     Statements of Cash Flows

Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Z-Axis Corporation
Greenwood Village, Colorado

We have audited the  accompanying  balance  sheets of Z-Axis  Corporation  as of
March 31, 2004 and 2003,  and the related  statements  of income,  stockholders'
equity and cash flows for the years then ended.  These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of Z-Axis Corporation as of March
31, 2004 and 2003,  and the results of its operations and its cash flows for the years then ended in conformity  with Public Company  Accounting  Oversight Board
(United States).

                                             Ehrhardt Keefe Steiner & Hottman PC

May 6, 2004
Denver, Colorado

                                    Z-AXIS CORPORATION

                                      Balance Sheets

                                                                     March 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------
                                          Assets

Current assets
   Cash                                                    $    379,788    $    506,427
   Accounts receivable, net of allowance of
    $92,160 and $144,767 respectively                           780,279       1,107,794
   Other current assets                                          82,524          53,208
                                                           ------------    ------------
     Total current assets                                     1,242,591       1,667,429
                                                           ------------    ------------

   Property and equipment, net                                  135,312         146,510
   Restricted cash (Note 8)                                      60,524               -
   Capitalized software, net                                     80,082           8,919
   Deposits                                                      28,433          37,002
                                                           ------------    ------------
     Total non-current assets                                   304,351         192,431
                                                           ------------    ------------

Total assets                                               $  1,546,942    $  1,859,860
                                                           ============    ============

                           Liabilities and Stockholders' Equity

Current liabilities
   Line-of-credit                                          $         -     $     75,000
   Accounts payable                                              32,887          39,703
   Accrued expenses                                             109,046         451,090
   Deferred revenue                                              48,500          30,000
   Deferred income taxes                                         28,000          25,276
   Current portion of capital lease obligations                   5,695           4,847
                                                           ------------    ------------
     Total current liabilities                                  224,128         625,916
                                                           ------------    ------------

Capital lease obligations, less current portion                   1,042           6,736
Deferred rent                                                    28,140               -
Deferred income taxes                                            25,000               -
                                                           ------------    ------------
     Total liabilities                                          278,310         632,652
                                                           ------------    ------------

Commitments

Stockholders' equity
   Common stock, $.001 par value, 10,000,000 shares
    authorized, 3,825,000 shares issued and outstanding           3,825           3,825
   Additional paid-in capital                                 1,446,671       1,446,671
   Accumulated deficit                                         (181,864)       (223,288)
                                                           ------------    ------------
     Total stockholders' equity                               1,268,632       1,227,208
                                                           ------------    ------------

Total liabilities and stockholders' equity                 $  1,546,942    $  1,859,860
                                                           ============    ============

                       See notes to financial statements.

                                   Statements of Income

                                                                For the Years Ended
                                                                     March 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------

Net sales                                                  $  3,102,729    $  5,250,354
                                                           ------------    ------------
Operating expenses
   Production                                                 1,288,929       1,789,166
   Research and development                                      28,635          97,012
   General and administrative                                   905,276       1,187,422
   Marketing                                                    718,679         720,329
   Depreciation and amortization                                112,700          88,685
   Amortization of software development costs                    10,848          46,160
                                                           ------------    ------------
     Total operating expenses                                 3,065,067       3,928,774
                                                           ------------    ------------

Income from operations                                           37,662       1,321,580
                                                           ------------    ------------

Other income (expense)
   Interest (expense), net                                       (1,441)        (18,756)
   Other income                                                  32,929          31,526
                                                           ------------    ------------
           Total other income                                    31,488          12,770
                                                           ------------    ------------

Income before income taxes                                       69,150       1,334,350

Deferred income tax expense                                     (27,724)        (25,276)
                                                           ------------    ------------

Net income                                                 $     41,424    $  1,309,074
                                                           ============    ============

Weighted average common shares outstanding:

   Basic                                                      3,825,000       3,825,000
                                                           ============    ============

   Diluted                                                    3,962,211       3,897,429
                                                           ============    ============

Basic income per common share                              $       0.01    $       0.34
                                                           ============    ============

Diluted income per common share                            $       0.01    $       0.34
                                                           ============    ============

                            See notes to financial statements.

                       Statement of Changes in Stockholders' Equity
                       For the Years Ended March 31, 2004 and 2003

                               Common Stock
                           ---------------------                                 Total
                                                   Additional                 Stockholder's
                                                    Paid-in      Accumulated     Equity
                            Shares      Amount      Capital        Deficit      (Deficit)
                           ---------   ---------   ----------    -----------    ----------

Balance - March 31, 2002   3,825,000   $   3,825   $1,446,671    $(1,532,362)   $  (81,866)

Net income                        -           -            -       1,309,074     1,309,074
                           ---------   ---------   ----------    -----------    ----------

Balance - March 31, 2003   3,825,000       3,825    1,446,671       (223,288)    1,227,208

Net income                        -           -            -          41,424        41,424
                           ---------   ---------   ----------    -----------    ----------

Balance - March 31,
2004                       3,825,000   $   3,825   $1,446,671    $  (181,864)   $1,268,632
                           =========   =========   ==========    ===========    ==========

                            See notes to financial statements.

                                 Statements of Cash Flows

                                                                For the Years Ended
                                                                     March 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------
Cash flows from operating activities
  Net income                                               $     41,424    $  1,309,074
                                                           ------------    ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation                                                 112,700          88,685
   Amortization of software development costs                    10,848          46,160
   Gain on sale of equipment                                    (25,594)              -
   Allowance for doubtful accounts                              (52,607)        (90,000)
   Deferred income taxes                                         27,724          25,276
   Changes in assets and liabilities
     Accounts receivable                                        380,122        (615,876)
     Other current assets                                       (29,316)        (30,355)
     Deposits                                                     8,569         (26,253)
     Accounts payable                                            (6,816)        (50,424)
     Accrued expenses                                          (342,044)        288,117
     Deferred revenue                                            18,500          (2,030)
     Deferred rent                                               28,140               -
                                                           ------------    ------------
                                                                130,226        (366,700)
                                                           ------------    -------------
      Net cash provided by operating activities                 171,650         942,374
                                                           ------------    ------------

Cash flows from investing activities
  Purchase of property and equipment                           (103,763)       (147,323)
  Proceeds from sale of equipment                                27,855               -
  Capitalized software costs                                    (82,011)         (8,919)
                                                           ------------    ------------
      Net cash used in investing activities                    (157,919)       (156,242)
                                                           ------------    ------------

Cash flows from financing activities
  Increase in restricted cash                                   (60,524)              -
  Payments on line-of-credit                                    (75,000)       (287,500)
  Capital lease principal payments                               (4,846)        (11,338)
                                                           ------------    ------------
            Net cash used in financing activities              (140,370)       (298,838)
                                                           ------------    ------------

Net (decrease) increase in cash                                (126,639)        487,294

Cash - beginning of year                                        506,427          19,133
                                                           ------------    ------------

Cash - end of year                                         $    379,788    $    506,427
                                                           ============    ============

Supplemental disclosure of cash flow information:

      The Company paid $3,654 and $28,740 for interest for the years ended March 31, 2004 and 2003, respectively.

Supplemental disclosure of non-cash activity:

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
Software  development  costs are amortized  over their  estimated  useful lives, which is reflective of the Company's  estimate of the expected  revenues derived from the use of the software.  Costs  associated with upgrades and  enhancements that result in additional functionality are capitalized.

Long-Lived Assets

The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances  indicate that the carrying amount of the asset may not be recovered.  The Company looks  primarily to the fair value of the  underlying assets and secondary to the  discounted  future cash flows in its  assessment of whether or not long-lived assets have been impaired.

Fair Value of Financial Instruments

The  carrying  amounts of financial  instruments  including  cash,  receivables, accounts  payable and accrued expenses  approximated  fair value as of March 31,
2004 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued  approximate fair value as of March 31, 2004 because interest rates on these instruments approximate market interest rates.

Stock Options

The Company applies Accounting  Principles Bulletin (APB) Opinion 25 "Accounting
for Stock Issued to Employees" and related Interpretations in accounting for all stock  option  plans.  Under  APB  Opinion  25,  no  compensation  cost has been recognized  for stock options  issued to employees as the exercise  price of the
Company's  stock  options  granted  equals or exceeds  the  market  price of the underlying  common stock on the date of grant.  SFAS No. 123 and 148 require the
Company to provide pro forma information regarding net income and net income per share as if  compensation  costs for the  Company's  stock  option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company  estimates the fair value of each stock award at March 31, 2004 and 2003 by using the  Black-Scholes  option-pricing  model  with the  following weighted-average  assumptions  used  respectively:  dividend yield of 0% for all years;  expected  volatility  of 176% and 530% for 2004 and 2003,  respectively;
risk-free interest rates of approximately 3% to 5%,  respectively;  and expected lives of 5 and 10 years  for  2004  stock  awards  and 10 years  for 2003  stock awards.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation."
Accordingly, no compensation cost has been recognized for the stock option plans as options were issued to employees of the Company.  Had  compensation  cost for the Company's  option plan been determined  based on the fair value at the grant date for awards ($19,971 - 2004) consistent with the provisions of SFAS No. 123, the  Corporation's  net income and basic income per common share would have been changed to the pro forma amounts indicated below:

                                                               For the Years Ended
                                                                    March 31,
                                                          -----------------------------
                                                               2004            2003
                                                          -------------   -------------

Net income - as reported                                  $      41,424   $   1,309,074
Net income  - pro forma                                   $      21,453   $   1,306,274
Basic and diluted income per common share - as reported   $         .01   $        0.34
Basic and diluted income per common share - pro forma     $         -     $        0.34

The weighted  average fair value of options granted during the years ended March
31, 2004 was $0.26 per share (Note 6.)

Revenue and Cost Recognition

The Company  generates  revenue with both hourly-rate and fixed price contracts.
Revenue  generated  from  hourly-rate  contracts is  recognized  as services are performed.  Revenue is  determined  by the contract  billing  rates and the time
incurred  to  perform  the  service  plus  reimbursable  expenses.   Expense  is
determined by actual cost incurred. Revenue generated from fixed price contracts is  recognized  when the  contract is  completed.  The  contract  is  considered complete when all costs,  except for insignificant  amounts,  have been incurred which is typically completed within a six-month time period.

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

Comprehensive Income

The Company has adopted  SFAS No. 130,  "Reporting  Comprehensive  Income".  The
statement  establishes  standards  for  reporting  and display of  comprehensive income and its components in a full set of general-purpose financial statements.
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

Recently Issued Accounting Pronouncements

In  January  2003,  the FASB  issued  Interpretation  No. 46,  Consolidation  of
Variable  Interest  Entities,  an  interpretation  of ARN 51 (FIN No.  46).  The primary  objectives of FIN 46 are to provide guidance on the  identification  of entities of which  control is achieved  through  means other than voting  rights
(Variable Interest Entities) or "VIES") and to determine when and which business enterprise  should  consolidate the investors (if any) do not have a controlling financial  interest  or (2) the equity  investment  at risk is  insufficient  to finance that  entity's  activities  without  receiving  additional  subordinated financial support from other parties. The disclosure  requirements of FIN No. 46 became  effective for financial  statements  issued after January 31, 2003.  The adoption  of this  standard  did not have an impact on the  company's  financial statement at March 31, 2004.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative  Instruments and Hedging  Activities."  Which is  effective  for  contracts  entered  into or modified after June 30, 2003 and for hedging relationships designated after June
30, 2003. This statement amends and clarifies financial accounting and reporting for  derivative  instruments  including  certain  instruments  embedded in other contracts  and for  hedging  activities  under  SFAS No.  133,  "Accounting  for
Derivative  Instruments and Hedging  Activities."  The adoption of this standard did not to have a material impact on the Company's financial statements.

In May 2003,  FASB  issued  SFAS No.  150,  "Accounting  for  Certain  Financial
Instruments  with  Characteristics  of Both  Liabilities  and Equity."  Which is
effective for financial instruments entered into or modified after May 31, 2003, and  otherwise  is  effective  at the  beginning  of the  first  interim  period beginning  after June 15,  2003.  SFAS No. 150  establishes  standards of how an
issuer   classifies   and   measures   certain   financial    instruments   with
characteristics  of both  liabilities and equity.  The adoption of this standard did not to have a material impact on the Company's financial statements.

Note 2 - Balance Sheet Disclosures

Software development costs consist of the following:

                                                                     March 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------

Capitalized software                                       $     90,930    $     55,079
Accumulated amortization                                        (10,848)        (46,160)
                                                           ------------    ------------

                                                           $     80,082    $      8,919
                                                           ============    ============

Property and equipment consist of the following:

                                                                     March 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------

Production equipment                                       $    625,943    $    749,606
Office equipment                                                328,909         282,437
Leasehold improvements                                           10,033          39,500
                                                           ------------    ------------
                                                                964,885       1,071,543
Less accumulated depreciation and amortization                 (829,573)       (925,033)
                                                           ------------    ------------

                                                           $    135,312    $    146,510
                                                           ============    ============

Accrued expenses consist of the following:

                                                                     March 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------

Accrued compensation                                       $     63,069    $    410,666
Accrued expenses                                                 45,977          40,424
                                                           ------------    ------------
                                                           $    109,046    $    451,090
                                                           ============    ============

Note 3 - Line-of-Credit

The  Company  entered  into an  agreement  with a bank for a  line-of-credit  of
$500,000  that is due July 2, 2004.  The interest  rate is calculated at 1% over the bank's prime rate (4% at March 31,  2004) and  interest is payable  monthly.
The line is  collateralized  by the Company's  accounts  receivable  and general intangibles.  As of March 31, 2004 the balance outstanding on the line of credit was $0.

Note 4 - Capital Leases

The Company has acquired assets under the provisions of a long-term  lease.  For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. The lease expires in 2005. Amortization of the leased property is included in depreciation expense.

The assets under capital lease have cost and accumulated amortization as follows:

                                                                     March 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------

Equipment                                                  $     15,066    $     15,066
Less accumulated amortization                                   (13,811)         (6,278)
                                                           ------------    ------------

                                                           $      1,255    $      8,788
                                                           ============    ============

Maturities of capital lease obligations are as follows:

   Year Ending March 31,
   ---------------------

         2005                                               $      6,377
         2006                                                      1,063
                                                            ------------
         Total minimum lease payments due                          7,440
         Amount representing interest                               (703)
                                                            ------------
         Present value of net minimum lease payments               6,737
         Less current portion                                    (5,695)
                                                            ------------

         Long-term capital lease obligation                 $      1,042
                                                            ============

Note 5 - Income Taxes

The net current and long-term  deferred tax assets and  liabilities  include the following:

                                                                    March 31,
                                                            --------------------------
                                                               2004           2003
                                                            ------------  ------------
   Current:
      Deferred tax asset
         Net operating loss carryforwards                   $    231,000  $    310,631
                                                            ------------  ------------
          Total deferred tax asset                               231,000       310,631
                                                            ------------  ------------

     Deferred tax liability
         Accrual to cash                                        (232,000)     (332,875)
         Capitalized software                                    (27,000)       (3,032)
                                                            ------------  ------------
         Total deferred tax liability                           (259,000)     (335,907)
                                                            ------------  ------------

   Net current deferred tax liability                       $    (28,000) $    (25,276)
                                                            ============  =============

   Non-current:
     Deferred tax liability
         Property and equipment                                  (25,000)           -
                                                            ------------  ------------

   Total non-current deferred tax liability                 $    (25,000) $         -
                                                            ============  ============

The  following is a  reconciliation  of the  statutory  federal  income tax rate applied to pre-tax  accounting  net income  compared to the income  taxes in the statements of operations:

                                                                For the Years Ended
                                                                     March 31,
                                                            --------------------------
                                                               2004           2003
                                                            ------------  ------------

Income tax expense at the statutory rate                  $      23,000    $    453,679

Change resulting from:
   State and local income taxes, net of federal
    income tax                                                    2,000          39,806
   Change in valuation allowance                                      -        (466,446)
   Other, net                                                     2,724          (1,763)
                                                           ------------    ------------

                                                           $     27,724    $     25,276
                                                           ============    ============

At March 31, 2004, the Company has total federal  income tax loss  carryforwards of approximately $680,000, which expire in the years 2005 through 2022.

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

The following table presents the activity for options outstanding:

                                                                   Weighted
                                                  Incentive         Average
                                                    Stock          Exercise
                                                   Options           Price
                                                 ------------    ------------

Outstanding - March 31, 2001                          171,971    $       0.22
      Granted                                          10,000            0.07
      Exercised                                            -               -
                                                 ------------    ------------

Outstanding - March 31, 2002                          181,971    $       0.16
      Granted                                          40,000            0.07
      Expired                                         (16,951)           0.13
                                                 ------------    ------------

Outstanding - March 31, 2003                          205,020    $       0.15
      Granted                                          77,500            0.26
      Expired                                         (20,000)           0.26
                                                 ------------    ------------

Outstanding - March 31, 2004                     $    262,520    $        .21
                                                 ============    ============

The  following  table  presents  the  composition  of  options  outstanding  and exercisable:

                                                    Options Outstanding
                                                  -----------------------
Range of Exercise Prices                             Number       Life*
------------------------                          -----------   ---------
$.0675 - $0.4120                                      262,520        5.85
                                                  -----------   ---------

Total - March 31, 2004                                262,520        5.85
                                                  ===========   =========

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 7 - Income Per Share

The following table sets forth the  computation  for basic and diluted  earnings per share:

                                                               For the Years Ended
                                                                    March 31,
                                                            --------------------------
                                                               2004           2003
                                                            ------------  ------------

     Numerator for diluted income per common share          $     41,424  $  1,309,074
                                                            ============  ============

      Denominator for basic earnings per share - weighted
       average shares                                          3,825,000     3,825,000
      Effect of dilutive securities - stock options              137,211        72,429
                                                            ------------  ------------
      Denominator for diluted earnings per share -
       adjusted weighted average shares                     $  3,962,211  $  3,897,429
                                                            ============  ============

   Diluted income per common share                          $        .01  $        .34
                                                            ============  ============

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 8- Commitments

Operating Leases

The Company leases its primary office and production facility under an operating lease.  The lease term  began on June 1, 2003 and will  extend  through  May 31,
2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th,  26th, 37th and 38th months of the lease,  which creates the deferred rent liability disclosed in the financial statements. As of
March 31, 2004 the deferred  rent  liability is $28,140.  The terms of the lease also  require a security  deposit in the  amount of $27,982  and an  Irrevocable
Standby  Letter of Credit for $60,000,  which is secured by a  restricted  money market cash account at a financial  institution.  The amount of the  Irrevocable
Standby  Letter  of  Credit  will  automatically  reduce  by  $12,000  for  five consecutive  years  beginning April 2004 and ending April 2008. The Company also has office space  rental  agreements  for the  Illinois and New York  locations.
These  leases  renew on a yearly  basis.  Rent  expense for the three leases was
$158,132 and $112,447 for the years ended March 31, 2004 and 2003, respectively.

Future minimum lease payments under these leases are approximately as follows:

     Year Ending March 31,
     ---------------------
            2005                                           $    152,610
            2006                                                122,168
            2007                                                124,898
            2008                                                154,245
            2009                                                158,340
            Thereafter                                          356,948
                                                           ------------

                                                           $  1,069,209
                                                           ============

Note 9- Employee Benefit Plan

On April 1, 1993, the Company  established  the Z-Axis  Corporation  401(k) Plan
(the "Plan").  Eligible employees may elect to participate in the Plan beginning on the first day of the  calendar  quarter  following  their  date of hire.  The
Company elected to make matching  contributions in amounts of ten percent of the first five percent of a participating  employee's  salary deferral  amount.  The
Company  made  matching  contributions  to the Plan in the amounts of $4,660 and
$5,209 during the years ended March 31, 2004 and 2003, respectively.

Note 10- Related Party Transactions

Interest  expense  incurred on indebtedness to related parties was $0 and $1,142 during the years ended March 31, 2004 and 2003, respectively.

Note 11 - Major Customers

The Company's  revenues are concentrated in a few customers.  For the year ended
March 31, 2004,  two customers  comprised  38% of the Company's  total sales and three separate  customers  comprised 39% of the accounts  receivable  balance at
March 31, 2004. For the year ended March 31, 2003, one customer comprised 40% of the Company's total sales and 48% of the accounts receivable balance as of March
31, 2003.

Item  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

The  Company  does not have any  disagreements  with its  independent  certified public  accountants,  Ehrhardt Keefe Steiner & Hottman PC, related to accounting and financial disclosure.

Item 8a.  CONTROLS AND PROCEDURES

The Company  maintains  disclosure  controls and procedures that are designed to ensure  that  information  required  to be  disclosed  in the  reports  filed or submitted  to the  Securities  and  Exchange  Commission  under  the  Securities
Exchange  Act of 1934,  as  amended,  is  recorded,  processed,  summarized  and reported within the time periods specified by the Commission's  rules and forms, and  that  information  is  accumulated  and  communicated  to  our  management, including the Company's  principal  executive and financial officer and director of finance ( referred to in this  periodic  report as the  Company's  Certifying
Officers),   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.  The Company's management  evaluated,  with the participation of the
Certifying Officers,  the effectiveness of the Company's disclosure controls and procedures  as of a date within 90 days prior to the filing of this Form 10-KSB, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that  evaluation, the  Certifying  Officers  concluded  that, as of March 31, 2004,  the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting that occurred  during the fiscal year ended March 31, 2004 that have  materially affected,  or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In connection with the audit of the fiscal year ended March 31, 2004, there were no  "Reportable  Events" within the meaning of Item 304(a) (1) (v) of Regulation
S-K.

PART III

Item  9,  10,  11,  12  Directors  and  officers  of the  registrant;  Executive compensation;  Security  ownership of certain  beneficial owners and management;
Certain relationships and related transactions

The  information  required by these Items is herein in incorporated by reference to the Z-Axis  Corporation's Proxy Statement to shareholders to be filed by July
29, 2004.

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

Date: July 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alan Treibitz
Alan Treibitz
Chief Executive Officer