Form 10QSB
period 2004-06-30
Z AXIS CORP
filed 2004-08-16
CIK 723928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934

For the period ended June 30, 2004.

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

The number of common shares outstanding as of June 30, 2004: 3,825,000.

                                    CONTENTS

PART I     Financial Information

Item 1.    Condensed  Balance  Sheets  as of June 30,  2004 and March 31, 2004.

           Condensed Statements of Income, Three-month periods ended June 30, 2004 and 2003.

           Condensed Statements of Cash Flows, Three-month periods ended June 30, 2004 and 2003.

           Notes to Condensed Financial Statements

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Item 4.    Controls and Procedures

PART II    Other Information

Item 1.    Legal proceedings

Item 2.    Changes in securities

Item 3     Defaults upon senior securities

Item 4     Submission of matters to a vote of security holders

Item 5.    Other information

Item 6.    Exhibits and reports on Form 8-K

SIGNATURES and CERTIFICATIONS

PART I  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

                                                            June 30,    March 31,
                                                              2004        2004
                                                           (Unaudited)
---------------------------------------------------------------------------------

                                     Assets
Current assets:
     Cash                                                  $ 386,105   $  379,788
     Trade accounts receivable, net                          797,169      780,279
     Other current assets                                     71,047       82,524
---------------------------------------------------------------------------------
        Total current assets                               1,254,321    1,242,591
---------------------------------------------------------------------------------

Property and equipment, net                                  109,281      135,312
Restricted cash                                               60,645      60,524
Capitalized software development costs, net                   76,279      80,082
Deposits                                                      28,433      28,433
---------------------------------------------------------------------------------

     Total assets                                         $1,528,959   $1,546,942
---------------------------------------------------------------------------------

                      Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                     $   39,743   $   32,887
     Accrued expenses                                         91,519      109,046
     Deferred revenue                                         20,500       48,500
     Deferred income taxes                                    38,200       28,000
     Current portion of long-term
      obligations                                              5,398        5,695
---------------------------------------------------------------------------------
        Total current liabilities                            195,360      224,128
---------------------------------------------------------------------------------

Capital lease obligations, less current portion                   -         1,042
Deferred rent                                                 36,397       28,140
Deferred income taxes                                         19,400       25,000
---------------------------------------------------------------------------------
        Total liabilities                                    251,157      278,310
---------------------------------------------------------------------------------
Stockholders' equity:
     Common stock                                              3,825        3,825
     Additional paid in capital                            1,446,671    1,446,671
     Accumulated deficit                                    (172,694)    (181,864)
---------------------------------------------------------------------------------
        Total stockholders' equity                         1,277,802    1,268,632
---------------------------------------------------------------------------------

     Total liabilities and stockholders' equity           $1,528,959   $1,546,942
---------------------------------------------------------------------------------

See notes to condensed financial statements.

Condensed Statements of Income
                                                             Three months ended
                                                                  June 30,
                                                          ------------------------
                                                             2004          2003
                                                                  (Unaudited)
----------------------------------------------------------------------------------

Net sales                                                 $  801,954    $  729,639

Operating expenses:
      Production                                             297,525       301,327
      Research and development                                24,108            -
      General and administrative                             221,627       212,925
      Marketing                                              217,302       178,462
      Depreciation                                            25,146        26,961
      Amortization of software development costs               3,803            -
----------------------------------------------------------------------------------
         Total operating expenses                            789,511       719,675
----------------------------------------------------------------------------------
Income from operations                                        12,443         9,964

Other income, net:                                             1,327           891
----------------------------------------------------------------------------------
Income before income taxes                                    13,770        10,855

Income tax expense                                            (4,600)       (3,600)
----------------------------------------------------------------------------------

Net income                                                $    9,170         7,255
----------------------------------------------------------------------------------

Weighted average number of common shares
      outstanding during the period
        Basic                                              3,825,000     3,825,000
        Diluted                                            3,949,110     3,875,817
----------------------------------------------------------------------------------

Income per share of common stock:
        Basic                                             $     0.00    $     0.00
        Diluted                                           $     0.00    $     0.00
----------------------------------------------------------------------------------

See notes to condensed financial statements.

Condensed Statements of Cash Flows

                                                            Three months ended
                                                                  June 30,
                                                           ---------------------
                                                              2004       2003
--------------------------------------------------------------------------------
Cash flows from operations:
Net Income                                                 $   9,170   $   7,255
--------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
       Depreciation and amortization                          28,949      26,961
       Allowance for doubtful accounts                       (9,857)    (10,000)
       Gain on sale of equipment                               2,404
       Deferred income taxes                                   4,600       3,600
     Changes in assets and liabilities
       Accounts receivable                                    (7,033)    237,017
       Other current assets                                   11,477       6,182
       Deposits                                                   -        8,585
       Accounts payable                                        6,856       2,825
       Accrued expenses                                      (17,527)   (332,539)
       Deferred revenue                                      (28,000)     10,000
       Deferred rent                                           8,257      12,000
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities            9,296     (28,114)
--------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                       (1,659)    (50,326)
     Proceeds from sale of equipment                             140
     Capitalized software development costs                       -      (25,966)
--------------------------------------------------------------------------------
Net cash used in investing activities                         (1,519)    (76,292)
--------------------------------------------------------------------------------

Cash flows from financing activities:
     Increase in restricted cash                               (121)         -
     Payments on line of credit                                   -      (25,000)
     Capital lease principal payments                         (1,339)     (1,140)
--------------------------------------------------------------------------------
Net cash used in financing activities                         (1,460     (26,140)
--------------------------------------------------------------------------------

Net increase (decrease) in cash                                6,317    (130,546)

Cash , beginning of period                                   379,788     506,428
--------------------------------------------------------------------------------

Cash, end of period                                        $ 386,105   $ 375,882
--------------------------------------------------------------------------------

See notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  Interim Financial Information

In the opinion of management,  the accompanying  unaudited  condensed  financial statements  contain all  adjustments  necessary to present  fairly the financial position as of June 30, 2004 and the results of operations and statement of cash flows for the periods  presented.  The results of operations for the three-month periods ending June 30, 2004 and 2003 are not necessarily  indicative of results to be expected for the full year.

Note 2.  Description of Business and Summary of Critical Accounting Policies

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
The services are provided  through the  Company's  headquarters  and  production facility in Denver,  Colorado.  The Company has sales  offices in New York City,
Chicago, District of Columbia, Houston and Northern California.

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

Note 3.  Trade accounts receivable

Trade accounts receivable consists of the following:

                                                  June 30, 2004   March 31, 2004
--------------------------------------------------------------------------------
Trade accounts receivable                           $879,472         $872,439
Less allowance for bad debt                           82,303           92,160
--------------------------------------------------------------------------------
Trade accounts receivable, net                      $797,169         $780,279
--------------------------------------------------------------------------------

Approximately 61% of the Company's trade accounts  receivable was due from three customers at June 30, 2004.

Note 4.  Debt

Long-term debt consists of the following:

                                                  June 30, 2004   March 31, 2004
--------------------------------------------------------------------------------
Capital lease obligations                             $5,398         $6,737
Less current portion                                   5,398          5,695
--------------------------------------------------------------------------------
Long term capital lease obligations                   $   -          $1,042
--------------------------------------------------------------------------------

The Company leases certain  production and office  equipment  under the terms of capital  leases.  The capitalized  value of the leased  equipment was $15,066 at
June 30, 2004. This equipment was fully  depreciated as of June 30, 2004.  These amounts are  combined  with  similar  equipment  in the  accompanying  condensed financial  statements.  Lessors  have  a  security  interest  in  all  equipment classified as a capital lease.

The Company leases its primary office and production facility under an operating lease.  The lease term  began on June 1, 2003 and will  extend  through  May 31,
2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th,  26th, 37th and 38th months of the lease,  which creates the deferred rent liability disclosed in the financial statements. As of
June 30, 2004 the deferred  rent  liability  is $36,397.  The terms of the lease also  require a security  deposit in the  amount of $27,982  and an  Irrevocable
Standby  Letter of Credit for $60,000,  which is secured by a  restricted  money market cash account at a financial  institution.  The amount of the  Irrevocable
Standby  Letter  of  Credit  will  automatically  reduce  by  $12,000  for  five consecutive years beginning April 2004 and ending April 2008.

The  Company  entered  into an  agreement  with a bank for a  line-of-credit  of
$500,000  that is due July 2005.  The interest rate is calculated at 1% over the bank's prime rate (5.25% at June 30, 2004) and interest is payable monthly.  The line  is  collateralized  by  the  Company's  accounts  receivable  and  general intangibles.  The balance outstanding on the line-of-credit at June 30, 2004 was
$0.

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The  accompanying  Condensed  Balance  Sheet  at June  30,  2004  and  Condensed
Statements of Income and Cash Flows for the  three-month  periods ended June 30,
2004  and 2003  should  be read in  conjunction  with  the  Company's  financial statements  and notes  for the  years  ended  March  31,  2004 and  2003.  These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted,  references to periods are to periods of fiscal years ended March 31 of the year stated.

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

OVERVIEW

Our Business

Z-Axis  Corporation (the "Company") was incorporated under the laws of the State of Colorado on May 16, 1983.  The  principal  business  and industry  segment in
which   the   Company   operates   is  the   development   and   production   of
computer-generated  video graphics and other presentation materials. The Company conducts its business  primarily  from one location,  its  corporate  office and production facility located in metropolitan Denver,  Colorado.  The Company also has sales offices located in Illinois,  Northern California,  New York, District
of Columbia and Texas. The Company operates within only one industry segment.

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

Recent Developments

The  Company is  actively  recruiting  for a sales  consultant  position  in the
California  region.  During the first quarter of fiscal year 2005,  the previous sales consultant in California accepted a position with a different company in a non-related  industry.  The Company  continues to service its west coast clients from the  Colorado  sales  team,  while  recruiting  for a  consultant  based in
California.  The Company also continues to actively develop  relationships  with legal contacts in the United  Kingdom,  Germany and Australia with the intent of selling the Company's services into these markets.

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

RESULTS OF OPERATIONS

Net Sales

Net  sales for the  quarter  ended  June 30,  2004 and 2003  were  $801,954  and
$729,639  respectively;  representing a 10% increase during the first quarter of fiscal 2005 as compared to the first  quarter of fiscal  2004.  The  increase in revenues is expected as a result of the marketing and sales strategies discussed above.  The Company  continues to focus on lead generation and selling  services earlier in the litigation  process to both new and existing clients.  Management expects  revenues  for the  second  quarter of fiscal  2005 to be  approximately
$800,000 to $950,000.

Operating Income and Expenses

Income from  operations  in the amount of $12,443 was recorded  during the first quarter of fiscal 2005 as compared  to income from  operations  in the amount of
$9,964 during the corresponding  period of the preceding fiscal year.  Operating income as a percentage of sales for the first quarter of fiscal 2005 was 1.5% as compared to 1.4% for the first  quarter of fiscal  2004.  The increase is due to the higher  sales  level for the first  quarter of fiscal  2005 as noted  above, offset by an increase in  operating  costs.  During the first  quarter of fiscal
year  2004,   research  and  development  costs  were  capitalized  as  software development  costs. The research and development costs incurred during the first quarter of fiscal 2005 were fully  expensed,  as these costs did not qualify for capitalization.  Management  expects that operating  income will increase in the second quarter of fiscal 2005, as the sales levels increase.

Production Expenses

Production  expenses  were  $297,525  in the first  quarter  of  fiscal  2005 as compared to $301,327 in the first  quarter of fiscal 2004.  As a  percentage  of sales,  productions  expenses  were 37% for the first  quarter of fiscal 2005 as compared  to 41% for the first  quarter of fiscal  2004.  The  decrease  in both dollars and as a percentage of sales was due to  improvements  in utilization of contract labor,  combined with lower  expenditures  for production  supplies and materials.  In addition,  one of the Company's  contract producers is working in both  the  production  area,  as  well as the  marketing  area.  The  producer's compensation  associated  with marketing  efforts is classified in the marketing costs on the Statement of Income.  The Company utilizes contract labor to manage production  requirements  for artists and producers as the revenue levels change from  quarter to quarter.  Production  expenses  are expected to continue at the rate of  approximately  38% to 40% of revenue  in the  second  quarter of fiscal
2005.

Research and Development Expenses

Research and development costs for the first quarter of fiscal 2005 were $24,108 as compared to $34,886  before  capitalization  for software  development in the first  quarter  of fiscal  2004.  During the first  quarter  of fiscal  2004 all research and development  costs were capitalized in accordance with Statement of
Position 98-1 "Accounting for Costs of Computer Software  Developed for Internal
Use".  These costs were incurred for  development of VuPoint  Version 6.0, which was be  released  during the fourth  quarter  of fiscal  2004.  During the first quarter of fiscal  2005,  the  research  and  development  costs were focused on development  of an  internal  multi-user  system  to help  track  the  Company's production  activities.  Management  expects to continue to focus the  Company's software development efforts on both the internal use system, as well as VuPoint enhancements.  Management  considers VuPoint to have continued revenue potential and  will  continue  to  support  the  system  as  well  as  periodically  incur enhancement  costs to insure that the software is  competitive  in the Company's market. Research and development expenses are expected to stay at the same level in the second quarter of fiscal 2005.

General and Administrative Expenses

General  and  administrative  expenses  increased  4% to  $221,627  in the first quarter of fiscal 2005 as  compared  to $212,925 in the first  quarter of fiscal
2004. The increase is due to normal  compensation  increases for  administrative and executive employees,  higher general business officer and director insurance rates and  accrual of a small  executive  bonus based on revenue  levels.  These costs are offset by a decrease in reserves for bad debt.  The  allowance for bad debt and bad debt expense is adjusted  quarterly  based on  fluctuations  in the accounts  receivable  balance and history of  collections.  Executive  costs are combined with other general and administrative costs in the financial statements for presentation purposes.  General and administrative  expenses are expected to remain  consistent  during the  second  quarter  of fiscal  2005 as the  Company continues to monitor overhead costs relative to revenue levels.

Marketing Expenses

Marketing expenses increased 22% to $217,302 in the first quarter of fiscal 2005 as compared to $178,462 in the first quarter of fiscal 2004. The increase is due to the addition of a sales consultant in the Texas region, increase in marketing costs  associated  with  development  of overseas  markets  coupled with outside consultant  fees to upgrade the Company's  website.  These cost  increases  also reflect higher sales commissions due to the higher sales levels. The addition of a new sales  consultant  and  expenditures  related to the  Company's  marketing efforts  are  part  of an  overall  strategic  plan  that  management  has  been implementing  for the last  twelve  months.  Marketing  expenses  in the  second quarter of fiscal year 2005 may be slightly  higher than the first  quarter,  as the Company is currently incurring recruiting costs to fill the West Coast sales consultant position, which was vacated in the first quarter of fiscal 2005.

Depreciation Expense

Depreciation expense decreased 7% in the first quarter of fiscal 2005 to $25,146 from  $26,961  in the  first  quarter  of fiscal  2004.  The  Company's  capital purchases  during the first  quarter of fiscal 2005 were  approximately  $2,000.
Consequently,  the  decrease in  depreciation  expense is expected as 89% of the cost  of the  fixed  assets  is  fully  depreciated.  Due to the  nature  of the technology  and the  rapid  changes  that are made to  computer  and  production systems,  the useful  lives for  depreciation  purposes  on this  equipment  are relatively  short.  Management  expects to spend  approximately  $35,000  during fiscal year 2005 to upgrade and replace older hardware and software  technology.
Depreciation  expense  during the second quarter of fiscal year 2005 is expected to be comparable to the first quarter.

Amortization of Software Development Costs

Amortization of capitalized  software development costs were $3,803 in the first quarter of fiscal 2005 as compared  to $0 in the first  quarter of fiscal  2004.
The research and development costs that were capitalized during fiscal year 2004 were for  development  of VuPoint  6.0,  which to began  earning  revenue in the fourth  quarter of fiscal 2004. In accordance  with  Statement of Position 98-1,
"Accounting for Costs of Computer  Software  Developed for Internal Use",  these costs are being  amortized as revenue from rental of the software and associated system operator  services are earned.  Management  estimates that  approximately
$30,000 in software amortization costs will be incurred during fiscal year 2005.
The timing of the amortization of the costs will be recorded when the associated
VuPoint revenue is earned,  which depends upon the timing of various legal court proceedings such as markman hearings and trials that our clients may be involved in during the fiscal year ending March 31, 2005.

Other  Income (Expense)

Other income is $1,327 for the first  quarter of fiscal year 2005 as compared to
$891 for the first quarter of fiscal year 2004. The change was due to a decrease in interest expense on the line-of-credit due to pay down of the line as well as interest  earned on funds  deposited in the money market  account.  Other income also includes  small gains on the sale of fully  depreciated  computer and other equipment that is no longer used by the Company. Management expects other income to be consistent in the second quarter of fiscal 2005.

Income Tax Expense

Income tax expense for the first quarter of fiscal 2005 is $4,600 as compared to
$3,600 for the first quarter of fiscal 2004.  The Company  recognized a deferred tax expense related to the  recognition of deferred  liabilities as of March 31,
2004.  In previous  fiscal  years,  the  Company  had fully  allowed for its net deferred tax asset,  but due to the  likelihood of realizing  these deferred tax assets in future periods,  the Company reduced the valuation  allowance to $0 in
2003. Therefore,  the Company recognized $28,524 of deferred tax expense in 2004 compared to $25,276 in 2003.  The Company  utilized  approximately  $220,000 and
$500,000  of net  operating  loss  carryforwards  during  fiscal  2004 and 2003, respectively, as the Company had taxable income prior to this utilization.

Net Income

Net income and basic  income per share were $9,170 and $0.00,  respectively  for the first  quarter  of fiscal  2005  compared  to $7,255  and $0.00 for the same period of fiscal  2004.  Diluted  income  per share was $0.00 for both the first quarter of fiscal 2005 and fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

The timing of the Company's production volumes is largely dependent upon factors that are not within its control,  namely the timing of courtroom  litigation  or the potential  that  litigation  may settle before trial.  The increase in sales volume  during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 is primarily due to the results of sales and marketing strategies as discussed  above. At June 30, 2004, the backlog is  approximately  $2 million and  management  believes  that sales  volumes will range  between  $800,000 and
$950,000  for the second  quarter of fiscal year 2005.  Management  continues to monitor  operating  costs and  making  the  necessary  adjustments  to allow the
Company to obtain and maintain a profitable position during fiscal year 2005 and meet operating cash flow requirements and debt service  obligations.  Management has  successfully  negotiated  with the  Company's  banking and other  financing relationships to provide for long-term capital opportunities that will allow the
Company to maintain  its current  position  in the market.  Finally,  management continues to implement  strategic  plans to help increase the  Company's  market share in the industry.

At June 30, 2004,  the  Company's  working  capital  position was  $1,058,961 as compared  to  $1,018,463  at March 31,  2004.  Cash flow  provided  by (used in)
operations  was $9,296 for the three  months  ended June,  2004,  as compared to
$(28,114)  for the  three  months  ended  June 30,  2003.  The  majority  of the
Company's cash flow from operations  during the first quarter of fiscal 2005 was
used  to  make  normal   payments  on  operating   expenses  and  capital  lease
obligations.  It is management's  opinion that through cash management and other measures,  working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital  additions  during  the first  quarter  of fiscal  2005 were  $1,659 for property and equipment.

Capital lease payments were $1,339 during the first quarter of fiscal 2005.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk through  interest  rates related to our investment of current cash and cash  equivalents.  These funds are generally  highly liquid with short-term maturities, and we do not consider the related market risk to be material.  Our  long-term  debt is at fixed rates of  interest.  We believe that fluctuations  in interest rates in the near term will not materially  affect our operating results, financial position or cash flow.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the  effectiveness of the design and operation of the Company's  disclosure  controls and procedures  within 90 days of the filing date of this quarterly  report.  Based upon the results of this evaluation,  the
Company believes that they maintain proper  procedures for gathering,  analyzing and  disclosing  all  information  in a timely  fashion  that is  required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date

PART II Other Information

Item 1.  Legal proceedings
      Not applicable.

Item 2.  Changes in securities
      Not applicable.

Item 3.  Defaults upon senior securities
      Not applicable.

Item 4.  Submission of matters to a vote of security holders
      Not applicable

Item 5.  Other information
      Not applicable.

Item 6.  Exhibits and reports on Form 8-K
      (a) No exhibits.
      (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934 the  registrant  has duly  caused  this  report  of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:

/s/ Alan Treibitz
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer

Date: August 16, 2004

Exhibit 31.2

                Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                ------------------------------------------------------------
                  Pursuant to Section 302of The Sarbanes-Oxley Act of 2002

I, Heidi O'Neil , the Director of Finance of Z-Axis  Corporation  (the  "Company"),  certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

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

Dated: August 13, 2004

                                          /s/ Heidi O'Neil
                                          ----------------
                                          Name: Heidi O'Neil
                                          Title:  Director of Finance