Form 10QSB
period 2004-09-30
Z AXIS CORP
filed 2004-11-15
CIK 723928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2004.

Commission file number 0-11284

Z-Axis Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-0910490

(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

5445 DTC Parkway, Suite 450
Greenwood Village, Colorado	80111

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (303) 713-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

The number of common shares outstanding as of September 30, 2004: 3,825,000.

PART I Financial Information

Item 1. Financial Statements

Condensed Balance Sheets

	September 30, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash	$279,176	$379,788
Trade accounts receivable, net	1,164,861	780,279
Other current assets	67,306	82,524

Total current assets	1,511,343	1,242,591

Property and equipment, net	159,041	135,312
Restricted cash	60,767	60,524
Capitalized software development costs, net	64,509	80,082
Deposits	28,453	28,433

Total assets	$1,824,113	$1,546,942

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,347	$32,887
Accrued expenses	182,192	109,046
Deferred revenue	30,500	48,500
Deferred income taxes	73,000	28,000
Current portion of long-term obligations	16,086	5,695

Total current liabilities	343,125	224,128

Capital lease obligations, less current portion	27,313	1,042
Deferred rent	39,638	28,140
Deferred income taxes	35,100	25,000

Total liabilities	445,176	278,310

Stockholders’ equity:
Common stock	3,825	3,825
Additional paid in capital	1,446,671	1,446,671
Accumulated deficit	(71,559)	(181,864)

Total stockholders’ equity	1,378,937	1,268,632

Total liabilities and stockholders’ equity	$1,824,113	$1,546,942

See notes to condensed financial statements.

Condensed Statements of Income

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net sales	$1,147,154	$840,567	$1,949,108	$1,570,206
Operating expenses:
Production	434,179	298,675	731,704	600,002
Research and development	24,830	—	48,938	—
General and administrative	286,816	242,399	508,443	455,324
Marketing	217,899	193,927	435,201	372,389
Depreciation	16,968	27,520	42,114	54,481
Amortization of prior year’s software development costs	11,770	—	15,573	—

Total operating expenses	992,462	762,521	1,781,973	1,482,196

Income from operations	154,692	78,046	167,135	88,010
Other (expense) income, net:	(3,057)	33,274	(1,730)	34,165

Income before income taxes	151,635	111,320	165,405	122,175
Income tax (expense) benefit	(50,500)	(39,000)	(55,100)	(42,600)

Net income	$101,135	$72,320	$110,305	$79,575

Income per common share of stock:
Basic	$0.03	$0.02	$0.03	$0.02
Diluted	$0.03	$0.02	$0.03	$0.02

Weighted average number of common shares outstanding during the period
Basic	3,825,000	3,825,000	3,825,000	3,825,000
Diluted	3,946,231	3,875,817	3,950,946	3,875,817

See notes to condensed financial statements.

Condensed Statements of Cash Flows

	Six-months ended
	September
	2004	2003
Cash flows from operations:
Net Income	$110,305	$79,575

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57,687	54,480
Allowance for doubtful accounts	(8,957)	(32,341)
Gain on sale of equipment	2,404	(28,815)
Deferred income taxes	55,100	41,800
Changes in assets and liabilities
Accounts receivable	(375,625)	342,780
Other current assets	15,218	(8,500)
Deposits	(20)	8,569
Accounts payable	8,460	(19,843)
Accrued expenses	73,146	(277,817)
Deferred revenue	(18,000)	(400)
Deferred rent	11,498	24,798

Net cash provided by (used in) operating activities	(68,784)	180,686

Cash flows from investing activities:
Purchase of property and equipment	(27,072)	(77,653)
Proceeds from sale of equipment	140	28,815
Capitalized software development costs	—	(54,924)

Net cash used in investing activities	(26,932)	(103,762)

Cash flows from financing activities:
Increase in restricted cash	(243)	(60,283)
Payments on line of credit	—	(45,000)
Capital lease principal payments	(4,653)	(2,325)

Net cash used in financing activities	(4,896)	(107,608)

Net decrease in cash	(100,612)	(30,684)
Cash, beginning of period	379,788	506,428

Cash, end of period	$279,176	$475,744

Supplemental disclosure of cash flow information:

During the period ended September 30, 2004, the Company purchased property and equipment of $41,315 with capital leases.

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Interim Financial Information

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three and six-month periods ending September 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year.

Note 2. Description of Business and Summary of Significant Accounting Policies

Z-Axis Corporation, (the Company), was incorporated under the laws of the State of Colorado on May 16, 1983. The Company is engaged in consulting and presentation services. The primary market for the Company’s services is the litigation industry. These services include the strategic analysis of complex litigation issues, the design of demonstrative evidence, the production of such evidence and courtroom presentation. In addition, the Company has developed an electronic image presentation system for use in the courtroom called “VuPoint”. The services are provided through the Company’s headquarters and production facility in Denver, Colorado. The Company has sales offices in New York City, Chicago, District of Columbia, Houston and Northern California.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. The Company places its temporary cash investments with what management believes are high-credit, quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s periodic credit evaluations of its significant customers’ financial condition and their dispersion across geographic areas.

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

Software Development Costs

The Company applies the provisions of Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use”. The Company accounts for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful life. Costs associated with upgrades and enhancements that result in additional functionality are capitalized.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carryforward, the cash-basis treatment of certain assets and liabilities for tax purposes and property and equipment.

Note 3. Trade accounts receivable

Trade accounts receivable consists of the following:

	September 30, 2004	March 31, 2004
Trade accounts receivable	$1,248,064	$872,439
Less allowance for bad debt	83,203	92,160

Trade accounts receivable, net	$1,164,861	$780,279

Approximately 71% of the Company’s trade accounts receivable was due from four customers at September 30, 2004.

Note 4. Debt

Long-term debt consists of the following:

	September 30, 2004	March 31, 2004
Capital lease obligations	$43,399	$6,737
Less current portion	16,086	5,695

Long term capital lease obligations	$27,313	$1,042

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $56,381 at September 30, 2004. The associated accumulated depreciation on this equipment was $15,066 at September 30, 2004. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company leases its primary office and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of September 30, 2004 the deferred rent liability is $39,638. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit for $60,000, which is secured by a restricted money market cash account at a financial institution. The amount of the Irrevocable Standby Letter of Credit will automatically reduce by $12,000 for five consecutive years beginning April 2004 and ending April 2008.

The Company entered into an agreement with a bank for a line-of-credit of $500,000 that is due July 2005. The interest rate is calculated at 1% over the bank’s prime rate (5.75% at September 30, 2004) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. The balance outstanding on the line-of-credit at September 30, 2004 was $0.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying Condensed Balance Sheet at September 30, 2004 and Condensed Statements of Income and Cash Flows for the three and six-month periods ended September 30, 2004 and 2003 should be read in conjunction with the Company’s financial statements and notes for the years ended March 31, 2004 and 2003. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

In addition to the historical information, this 10-QSB and Annual Report incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the

Company desires to take advantage of the “Safe Harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such Safe Harbor with respect to all of such forward-looking statements. The forward-looking statements in this report reflect the Company’s current views with respect to future events and financial uncertainties, including those discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates”, “believes”, “expects”, “intends”, “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date of this report.

OVERVIEW

Our Business

Z-Axis Corporation (the “Company”) was incorporated under the laws of the State of Colorado on May 16, 1983. The principal business and industry segment in which the Company operates is the development and production of computer-generated video graphics and other presentation materials. The Company conducts its business primarily from one location, its corporate office and production facility located in metropolitan Denver, Colorado. The Company also has sales offices located in Illinois, Northern California, New York, District of Columbia and Texas. The Company operates within only one industry segment.

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

Recent Developments

The Company successfully recruited a new sales consultant in the California region shortly after the end of the second fiscal quarter. The Company also continues to actively develop relationships with legal contacts in the United Kingdom, Germany and Australia with the intent of selling the Company’s services into these markets.

Our Strategy

Our mission is to be the leading provider of litigation presentation solutions that simplify complex ideas and communications and deliver high value results to our clients. Our strategy includes:

•	Focus on improving the sales effort for existing services and products with law firms.

•	Improve our existing litigation presentation services and products to target the needs of law firms in the litigation industry.

•	Develop new litigation presentation services and products that will meet the needs of law firms and enhance our position in the market.

•	Identify and develop new customers, both domestic and international in related markets that can benefit from our service and product offerings.

•	Implement and improve production and training systems within the Company to ensure that our services and products meet high quality standards and are delivered on time and within agreed upon budgets.

•	Continue to invest in marketing efforts including printed materials, visual presentations and hiring qualified sales consultants.

Our Services and Products

The Company’s products may consist of any combination of computer-generated graphics, live action video, photographs, graphic artwork, document presentation, special effects and presentation exhibit boards. The litigation service products have proven to be successful in courtroom presentations when highly technical or complex concepts are being conveyed.

The Company’s video animation product is delivered to its customers on videotape or in an electronic format. The material can be presented using computers, videotape player or by an electronic courtroom presentation system called “VuPoint”. During the past eight fiscal years the Company designed, developed and refined an advanced electronic courtroom presentation system consisting of proprietary software in combination with off-the-shelf hardware. The system has been named “VuPoint”. The Company received trademark protection of the name and has patent protection for a portion of the software technology. VuPoint was introduced to the litigation market in early 1997. It is designed for use by trial teams, outside counsel and in-house attorneys. The Company considers it to have continuing revenue potential and will continue refinement and enhancement of the system in accordance with the Company’s strategic business plan.

The Company has also developed in-house expertise on several other electronic courtroom presentation systems including Sanction and Trial Director that are primarily sold to law firms by other companies and independent dealers. Z-Axis has trial presentation system consultants that can work with clients in courtroom and war room settings with these systems and further enhance the client’s success with their presentations to juries and judges.

Our Customers

Our customers are primarily large and medium sized law firms that provide representation to their clients in litigation proceedings including trials, markman hearings, summary judgment hearings and other related court proceedings. Although certain customers from time to time may each provide more than 10% of the Company’s net sales, it is not dependent upon any group of customers.

Marketing and Sales

Our marketing efforts have focused on development of a Z-Axis brand, utilizing a distinct new logo with an innovative tagline, which is incorporated into all of our communications, brochures, leaflets and other marketing materials. In addition, we are developing a new website design as well as using electronic newsletters and direct mail campaigns personalized to our various customer bases. The Company has implemented a customer satisfaction survey system to measure and understand our clients’ needs both now and anticipated for the future. Our sales consultants frequently give presentations at litigation industry conferences and continuing legal education seminars.

One of the Company’s sales strategies is to expand our service lines within the litigation market. This includes selling services earlier in the litigation process in order to ensure a continuing relationship with the attorneys over the course of a case. Management is continually monitoring, training and developing the current sales team. The Company may choose to add additional sales consultants in key locations to achieve the revenue goals set out by management.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six-month periods ended September 30, 2004 were $1,147,154 and $1,949,108, respectively. Net sales for the corresponding periods ended September 30, 2003 were $840,567 and $1,570,206, respectively. The sales results for the three and six-month periods ended September 30, 2004 represent a 37% and 24% increase as compared to the same periods in the prior fiscal year. The increase in revenues is expected as a result of the marketing and sales strategies discussed above. In addition, the Company began substantial work on a large job in the second quarter that represents 47% of the second quarter revenue and 30% of the year to date revenue through September 30, 2004. We anticipate this job will continue at the same level of effort during the third quarter of fiscal 2005. Finally, the Company’s marketing and sales efforts continue to focus on lead generation and selling services earlier in the litigation process to both new and existing clients. Management expects revenues for the third quarter of fiscal 2005 to be approximately $800,000 to $1,000,000.

Operating Income and Expenses

Income from operations was $154,692 and $167,135 for the three and six-month periods ended September 30, 2004. Income from operations was $78,046 and $88,010 for the corresponding three and six-month periods ended September 30, 2003. Income from operations as a percentage of sales was 13.5% and 8.6% for the three and six-month periods ended September 30, 2004 as compared to 9.3% and 5.6% for the corresponding periods ending September 30, 2003. The increase is due to the higher sales levels during the first and second quarters of fiscal 2005 as noted above, offset by an increase in operating costs. During the first and second quarters of fiscal year 2004, research and development costs were capitalized as software development costs. The research and development costs incurred during the first and second quarter of fiscal 2005 were fully expensed, as these costs did not qualify for capitalization. Management expects that operating income will be consistent in the third quarter of fiscal 2005.

Production Expenses

Production expenses were $434,179 and $731,704 for the three and six-month periods ended September 30, 2004 as compared to $298,675 and $600,002 for the three and six-month periods ended September 30, 2003. These results represent an increase of 45.4% and 21.9% for the three and six-month periods ended September 30, 2004 as compared to the same periods of the prior fiscal year. The three and six-month increase was expected in the first and second quarters of fiscal 2005 as compared to fiscal 2004 due to the increase in sales revenue volume as noted above. Production costs as a percentage of sales were 37.8% and 37.5% for the three and six-months ended September 30, 2004 as compared to 35.5% and 38.2% for the three and six-month periods ended September 30, 2003. Historically, the production costs as a percentage of sales range between 35% to 40% depending upon the nature of the jobs and corresponding utilization of contract labor. The Company uses contract labor to manage production requirements for artists and producers as the revenue levels change from quarter to quarter. Production expenses are expected to continue at the rate of approximately 35% to 38% of revenue in the third quarter of fiscal 2005.

Research and Development Expenses

Research and development expenses before capitalization were $24,830 and $48,938 for the three and six-month periods ended September 30, 2004 as compared to $25,966 and $54,924 for the three and six-month periods ended September 30, 2003. During the first and second quarters of fiscal 2004 all research and development costs were capitalized in accordance with Statement of Position 98-1 “Accounting for Costs of Computer Software Developed for Internal Use”. These costs were incurred for development of VuPoint Version 6.0, which was released during the fourth quarter of fiscal 2004. During the first and second quarters of fiscal 2005, the research and development costs were focused on development of an internal multi-user system to help track the Company’s production activities. Management expects to continue to focus the Company’s software development efforts on both the internal user system, as well as VuPoint enhancements. Management considers VuPoint to have continued revenue potential and will continue to support the system as well as periodically incur enhancement costs to insure that the software is competitive in the Company’s market. Research and development expenses are expected to stay at the same level in the third quarter of fiscal 2005.

General and Administrative Expenses

General and administrative expenses were $286,816 and $508,443 for the three and six-month periods ended September 30, 2004 as compared to $242,399 and $455,324 for the three and six-month periods ended September 30, 2003. These results represent an increase of 18.3% and 11.7% for the three and six-month periods ended September 30, 2004 as compared to the same periods of the prior fiscal year. The increase is due to modest compensation increases for administrative and executive employees, higher general business officer and director insurance rates and accrual of an executive bonus based on revenue and profit levels. The executive bonus is part of the overall executive compensation plan developed by the Board of Directors Compensation Committee. This committee is comprised of outside members of the Board of Directors. Executive costs are combined with other general and administrative costs in the financial statements for presentation purposes. General and administrative expenses are expected to remain consistent during the third quarter of fiscal 2005 as the Company continues to monitor overhead costs relative to revenue levels.

Marketing Expenses

Marketing expenses were $217,899 and $435,201 for the three and six-month periods ended September 30, 2004 as compared to $193,927 and $372,389 for the three and six-month periods ended September 30, 2004. These results represent an increase of 12.4% and 16.9% for the three and six-month periods ended September 30, 2004 as compared to the same periods of the prior fiscal year. The increase is due to the addition of a sales consultant in the Texas region, increase in marketing costs associated with development of overseas markets coupled with outside consultant fees to upgrade the Company’s website. These cost increases also reflect higher sales commissions due to the higher sales levels. The addition of a new sales consultant and expenditures related to the Company’s marketing efforts are part of an overall strategic plan that management has been implementing for the last twelve months. Marketing expenses in the third quarter of fiscal year 2005 will be higher than the first and second quarters because the Company hired an individual to fill the West Coast sales consultant position, which was vacated in the first quarter of fiscal 2005.

Depreciation Expense

Depreciation expense was $16,968 and $42,114 for the three and six-month periods ended September 30, 2004 as compared to $27,520 and $54,481 for the three and six-month periods ended September 30, 2003. The decrease in depreciation expense for the three and six-month periods ended September 30, 2004 as compared to the same periods in the prior fiscal year was expected as 89% of the cost of the fixed assets is fully depreciated. Due to the nature of the technology and the rapid changes that are made to computer and production systems, the useful lives for depreciation purposes on this equipment are relatively short. The Company’s capital purchases during the six months ended September 30, 2004 were $27,072. In addition, during the second quarter of fiscal 2005, the Company entered into capital lease agreements for the financing of $41,315 in a color copier and laptop computers to support production, marketing and on-site trial presentation services. Management expects to spend an additional $25,000 during the remainder of fiscal year 2005 to upgrade and replace older hardware and software technology. Depreciation expense during the third quarter of fiscal year 2005 is expected to increase due to the equipment additions noted above.

Amortization of Software Development Costs

Amortization of capitalized software development costs was $11,770 and $15,573 for the three and six-month periods ended September 30, 2004 as compared to $0 for the same periods of the prior fiscal year. The research and development costs that were capitalized during fiscal year 2004 were for development of VuPoint 6.0, which began earning revenue in the fourth quarter of fiscal 2004. In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use”, these costs are being amortized as revenue from rental of the software and associated system operator services are earned. Management estimates that approximately $30,000 in software amortization costs will be incurred during fiscal year 2005. The timing of the amortization of the costs will be recorded when the associated VuPoint revenue is earned, which depends upon the timing of various legal court proceedings such as markman hearings and trials that our clients may be involved in during the fiscal year ended March 31, 2005.

Other Income (Expense)

Other income (expense) was $(3,057) and $(1,730) for the three and six-month periods ended September 30, 2004 as compared to $33,274 and $34,165 for the three and six-month periods ended September 30, 2003. The change was due to a decrease in interest expense on the line-of-credit due to pay down of the line as well as interest earned on funds deposited in the money market account. During the second quarter of fiscal 2005 the Company recorded a loss on the disposal of equipment of $(2,404) as compared to a gain on the sale of equipment of $28,817 during the same period of the prior fiscal year. Management does not expect to sell or dispose of any equipment during the third or fourth quarters of fiscal 2005 that would result in a gain. Management expects other income to be consistent in the third quarter of fiscal 2005.

Income Tax Expense

Income tax expense for the three and six-month periods ended September 30, 2004 was $50,500 and $55,100 as compared to $39,000 and 42,600 for the three and six-month periods ended September 30, 2003. The increase in provision for income taxes is due to the increase in income before income taxes for the three and six-month periods ended September 30, 2004 as compared to the prior fiscal year. The Company recognized a deferred tax expense related to the recognition of deferred liabilities as of March 31, 2004. In previous fiscal years, the Company had fully allowed for its net deferred tax asset, but due to the likelihood of realizing these deferred tax assets in future periods, the

Company reduced the valuation allowance to $0 in 2003. Therefore, the Company recognized $28,524 of deferred tax expense in 2004 compared to $25,276 in 2003. The Company utilized approximately $220,000 and $500,000 of net operating loss carryforwards during fiscal 2004 and 2003, respectively, as the Company had taxable income prior to this utilization.

Net Income

Net income and income per common share of stock was $101,135 and $0.03 for the three-month period ended September 30, 2004 and $110,305 and $0.03 for the six-month period ended September 30, 2004. These results are compared to net income and income per share of $72,320 and $0.02 for the three month period ended September 30, 2003 and $79,575 and $0.02 for the six month period ended September 30, 2003. Diluted income per common share was $0.03 for the three and six-month periods ended September 30, 2004 and as compared to $0.02 for the three and six-month periods ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The timing of the Company’s production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that litigation may settle before trial. The increase in sales volume during the first and second quarters of fiscal 2005 as compared to the first and second quarters of fiscal 2004 is primarily due to the results of sales and marketing strategies, coupled with the large job as discussed above. At September 30, 2004, the backlog is approximately $2 million and management believes that sales volumes will range between $800,000 and $1,000,000 for the third quarter of fiscal year 2005. Management continues to monitor operating costs and making the necessary adjustments to allow the Company to obtain and maintain a profitable position during fiscal year 2005 and meet operating cash flow requirements and debt service obligations. Management has successfully negotiated with the Company’s banking and other financing relationships to provide for long-term capital opportunities that will allow the Company to maintain its current position in the market. Finally, management continues to implement strategic plans to help increase the Company’s market share in the industry.

At September 30, 2004, the Company’s working capital position was $1,168,218 as compared to $1,018,463 at March 31, 2004. Cash flow provided by (used in) operations was $(68,784) for the six-months ended September 30, 2004, as compared to $180,686 for the six-months ended September 30, 2003. The Company’s cash flow used in operations during the second quarter of fiscal 2005 was used to make normal payments on operating expenses, capital lease obligations, and was a result of the increase in accounts receivable. It is management’s opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions for property and equipment were $65,843, including $41,315 in equipment on capital leases, during the six-month period ended September 30, 2004 as compared to $77,653 during the six-month period ended September 30, 2003. Management expects that additional capital purchases will be made as needed to keep the Company’s computer network systems compliant with current technology requirements.

Capital lease payments were $4,653 during the six-month period ended September 30, 2004.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARN 51 (FIN No. 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities of which control is achieved through means other than voting rights (Variable Interest Entities) or “VIES”) and to determine when and which business enterprise should consolidate the investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN No. 46 became effective for financial statements issued after January 31, 2003. The adoption of this standard did not have an impact on the company’s financial statements.

In April 2003, FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities.” Which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard did not to have a material impact on the

Company’s financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not to have a material impact on the Company’s financial statements

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 3. CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company’s controls subsequent to the evaluation date

In connection with the audit of the period ended March 31, 2004, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, during the review of the Company’s 10-QSB for the quarterly period ended September 30, 2004, the Company’s auditors communicated to the Registrant matters it considered to be a deficiency in the Registrant’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company maintains a small core staff in accounting and finance, consequently some of the duties that would normally be segregated for internal control purposes cannot be assigned to other company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties. In addition, management maintains a daily, weekly and monthly accounting oversight system that includes identification of any significant or unusual transactions that warrant additional investigation.

PART II Other Information

Item 1. Legal proceedings

     Not applicable.

Item 2. Changes in securities

     Not applicable.

Item 3. Defaults upon senior securities

     Not applicable.

Item 4. Submission of matters to a vote of security holders.

The Annual Meeting of Shareholders of the Corporation was held at the corporate offices on September 17, 2004. The following individuals were elected to serve as directors of the corporation:

Name	Shares Voted For	Shares Voted “Withhold Authority”
Steven H. Cohen	2,680,567	2,000
Alan Treibitz	2,681,067	1,500
Stephanie S. Kelso	2,681,067	1,500
Marilyn T. Heller	2,678,966	3,601
Marvin A. Davis	2,679,466	3,101
James E. Pacotti, Jr.	2,681,067	1,500

Item 5. Other information

     Not applicable.

Item 6. Exhibits and reports on Form 8-K

     (a) No exhibits.

     (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION
By:	/s/ Alan Treibitz
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer

Date: November 15, 2004

Index to Exhibits

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.