Form 10QSB
period 2004-12-31
Z AXIS CORP
filed 2005-02-14
CIK 723928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2004.

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
Yes  ☑  No  ☐

The number of common shares outstanding as of December 31, 2004: 3,825,000.

PART I Financial Information

Item 1. Financial Statements

Condensed Balance Sheets

	December 31, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash	$765,077	$379,788
Trade accounts receivable, net	507,913	780,279
Other current assets	64,533	82,524

Total current assets	1,337,523	1,242,591

Property and equipment, net	146,612	135,312
Restricted cash	60,889	60,524
Capitalized software development costs, net	58,564	80,082
Deposits	28,453	28,433

Total assets	$1,632,041	$1,546,942

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,937	$32,887
Accrued expenses	122,841	109,046
Deferred revenue	30,500	48,500
Deferred income taxes	36,700	28,000
Current portion of long-term obligations	15,316	5,695

Total current liabilities	234,294	224,128

Capital lease obligations, less current portion	23,676	1,042
Deferred rent	42,545	28,140
Deferred income taxes	35,100	25,000
Total liabilities	335,615	278,310

Stockholders’ equity:
Common stock	3,825	3,825
Additional paid in capital	1,446,671	1,446,671
Accumulated deficit	(154,070)	(181,864)

Total stockholders’ equity	1,296,426	1,268,632

Total liabilities and stockholders’ equity	$1,632,041	$1,546,942

See notes to condensed financial statements.

Condensed Statements of Income

	Three months ended			Nine months ended
	December 31,			December 31,
	2004		2003	2004	2003
	(Unaudited)			(Unaudited)
Net sales		$787,321	$717,268	$2,736,429	$2,287,474
Operating expenses:
Production		398,361	349,268	1,130,065	949,270
Research and development		29,771	—	78,709	—
General and administrative		234,570	225,835	743,013	681,159
Marketing		219,437	201,839	654,638	574,228
Depreciation		17,548	28,978	59,662	83,459
Amortization of prior year’s software development costs		5,945	—	21,518	—

Total operating expenses		905,632	805,920	2,687,605	2,288,116

Income (loss) from operations		(118,311)	(88,652)	48,824	(642)
Other (expense) income, net:		(501)	(2,506)	(2,231)	31,659

Income (loss) before income taxes		(118,812)	(91,158)	46,593	31,017
Income tax (expense) benefit		36,300	32,600	(18,800)	(10,000)

Net income (loss)	$	(82,512)	$(58,558)	$27,793	$21,017

Income (loss) per common share of stock:
Basic		$(0.02)	$(0.02)	$0.01	$0.01
Diluted		$(0.02)	$(0.02)	$0.01	$0.01

Weighted average number of common shares outstanding during the period
Basic		3,825,000	3,825,000	3,825,000	3,825,000
Diluted		3,825,000	3,825,000	3,940,272	3,871,792

See notes to condensed financial statements.

Condensed Statements of Cash Flows
	Nine-months ended
	December
	2004	2003
	(Unaudited)
Cash flows from operations:
Net Income	$27,793	$21,017

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	81,180	83,459
Allowance for doubtful accounts	(8,057)	(32,341)
Gain on sale of equipment	2,363	(25,597)
Deferred income taxes	18,800	9,200
Changes in assets and liabilities
Accounts receivable	280,423	76,759
Other current assets	17,991	(9,991)
Deposits	(20)	8,570
Accounts payable	(3,950)	(13,543)
Accrued expenses	13,795	(235,929)
Deferred revenue	(18,000)	18,500
Deferred rent	14,405	25,992

Net cash provided by (used in) operating activities	426,723	(73,904)

Cash flows from investing activities:
Purchase of property and equipment	(32,449)	(85,415)
Proceeds from sale of equipment	440	27,855
Capitalized software development costs	—	(82,623)

Net cash used in investing activities	(32,009)	(140,183)

Cash flows from financing activities:
Increase in restricted cash	(365)	(60,404)
Payments on line of credit	—	(45,000)
Capital lease principal payments	(9,060)	(3,561)

Net cash used in financing activities	(9,425)	(108,965)

Net increase (decrease) in cash	385,289	(323,052)
Cash , beginning of period	379,788	506,428

Cash, end of period	$765,077	$183,376

     Supplemental disclosure of cash flow information:

During the nine-month period ended December 31, 2004, the Company purchased property and equipment of $41,315 with capital leases.

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Interim Financial Information

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2004 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three and nine-month periods ending December 31, 2004 and 2003 are not necessarily indicative of results to be expected for the full year.

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

Stock Options

The Company applies Accounting Principles Bulletin (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company’s stock options granted equals or exceeds the market price of the underlying common stock on the date of grant. SFAS No. 123 and 148 require the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at December 31, 2004 and March 31, 2004 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of 0% for all years; expected volatility of 114% for the nine-months ended December 31, 2004 and 176% for the fiscal year ended March 31, 2004, respectively; risk-free interest rates of approximately 3% to 5%, respectively; and expected lives of 5 years for stock awards for the period ended December 31, 2004 and 5 and 10 years for the period ended December 31, 2004.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans as options were issued to employees of the Company. Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards ($20,198 for the nine-months ended December 31, 2004 and $19,971 for the nine-months ended December 31, 2003) consistent with the provisions of SFAS No. 123, the Corporation’s net income and basic income per common share would have been changed to the pro forma amounts indicated below:

	For the Nine-months Ended
	December 31,
	2004	2003
Net income — as reported	$27,793	$21,017
Net income — pro forma	$7,595	$1,046
Basic and diluted income per common share – as reported	$0.01	$0.01
Basic and diluted income per common share — pro forma	$0.00	$0.00

The weighted average fair value of options granted during the nine-months ended December 31, 2004 was $0.35 per share (Note 5.)

Note 3. Trade accounts receivable

Trade accounts receivable consists of the following:

	December 31, 2004	March 31, 2004
Trade accounts receivable	$592,016	$872,439
Less allowance for bad debt	84,103	92,160

Trade accounts receivable, net	$507,913	$780,279

Approximately 40% of the Company’s trade accounts receivable was due from two customers at December 31, 2004.

Note 4. Debt

Long-term debt consists of the following:

	December 31, 2004	March 31, 2004
Capital lease obligations	$38,992	$6,737
Less current portion	15,316	5,695

Long term capital lease obligations	$23,676	$1,042

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $56,381 at December 31, 2004. The associated accumulated depreciation on this equipment was $18,127 at December 31, 2004. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.

The Company leases its primary office and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of December 31, 2004 the deferred rent liability is $42,545. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit for $60,000, which is secured by a restricted money market cash account at a financial institution. The amount of the Irrevocable Standby Letter of Credit will automatically reduce by $12,000 for five consecutive years beginning April 2004 and ending April 2008.

The Company entered into an agreement with a bank for a line-of-credit of $500,000 that is due July 2005. The interest rate is calculated at 1% over the bank’s prime rate (6.25% at December 31, 2004) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. The balance outstanding on the line-of-credit at December 31, 2004 was $0.

Note 5 — Stock Option Plan

Stock Options

In September 1996, the Board of Directors adopted, with the approval of the Stockholders, the 1996 Stock Option Plan (the “Plan”). The Plan provides for grants to employees, directors or other persons deemed appropriate at the discretion of the Compensation Committee (the “Committee”) of the Board of Directors, stock options to purchase common stock of the Company at a price equal in value to the fair market value, as defined, on the date of grant. The exercise period for options granted under the Plan shall be determined by the Committee; however, the exercise period shall not exceed ten years from the date they are granted.

The following table presents the activity for options outstanding:

		Weighted
	Incentive	Average
	Stock	Exercise
	Options	Price
Outstanding — March 31, 2002	181,971	$0.16
Granted	40,000	0.07
Expired	(16,951)	0.13

Outstanding — March 31, 2003	205,020	$0.15
Granted	77,500	0.26
Expired	(20,000)	0.26

Outstanding — March 31, 2004	262,520	$0.21
Granted	77,500	0.36
Expired	(16,707)	0.18

Outstanding – December 31, 2004	323,313	$0.21

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying Condensed Balance Sheet at December 31, 2004 and Condensed Statements of Income and Cash Flows for the three and nine-month periods ended December 31, 2004 and 2003 should be read in conjunction with the Company’s financial statements and notes for the years ended March 31, 2004 and 2003. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.

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

Recent Developments

The Company hired a new sales consultant in the California region during the third fiscal quarter. In addition, the Company hired a Senior Producer in the California region shortly after the end of the third fiscal quarter, to help address the need for local production presence in that region. The Company also continues to actively develop relationships with legal contacts in the United Kingdom, Germany and Australia with the intent of selling the Company’s services into these markets.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine-month periods ended December 31, 2004 were $787,321 and $2,736,429, respectively. Net sales for the corresponding periods ended December 31, 2003 were $717,268 and $2,287,474, respectively. The sales results for the three and nine-month periods ended December 31, 2004 represent a 10% and 20% increase as compared to the same periods in the prior fiscal year. The increase in revenues is expected as a result of the marketing and sales strategies discussed above. In addition, the Company began substantial work on a large job in the second quarter that represents 45% of the second quarter revenue and 34% of the year to date revenue through December 31, 2004. Finally, the Company’s marketing and sales efforts continue to focus on lead generation and selling services earlier in the litigation process to both new and existing clients. Management expects revenues for the fourth quarter of fiscal 2005 to be approximately $500,000 to $750,000.

Operating Income and Expenses

Income (loss) from operations was $(118,311) and $48,824 for the three and nine-month periods ended December 31, 2004. Loss from operations was $(88,652) and $(642) for the corresponding three and nine-month periods ended December 31, 2003. The loss from operations during the third quarters of both fiscal years 2004 and 2005 were due to a decrease in revenue during the last two months of the quarters. This is a normal trend as during the winter holiday periods as trials, markmans and other legal proceedings can be delayed into the next calendar year. Income from operations as a percentage of sales was 1.8% for the nine-month period ended December 31, 2004 as compared to 0% for the corresponding period ended December 31, 2003. The positive operating income for the nine-months ended December 31, 2004 was due to the 20% increase in revenues noted above, offset by a 17% increase in operating expenses. During the first three quarters of fiscal year 2004, research and development costs were capitalized as software development costs. The research and development costs incurred during the first three quarters of fiscal 2005 were fully expensed, as these costs did not qualify for capitalization. Management expects positive operating income during the fourth quarter of fiscal year 2005.

Production Expenses

Production expenses were $398,361 and $1,130,065 for the three and nine-month periods ended December 31, 2004 as compared to $349,268 and $949,270 for the three and nine-month periods ended December 31, 2003. These results represent an increase of 14.1% and 19.0% for the three and nine-month periods ended December 31, 2004 as compared to the same periods of the prior fiscal year. The three and nine-month increase was expected in during the first three quarters of fiscal 2005 as compared to fiscal 2004 due to the increase in sales revenue volume as noted above. Production costs as a percentage of sales were 50.1% and 41.3% for the three and nine-months ended December 31, 2004 as compared to 48.7% and 41.5% for the three and nine-month periods ended December 31, 2003. The percentages are consistent for the three and nine-month periods comparing fiscal 2005 to 2004. The Company uses contract labor to manage production requirements for artists and producers as the revenue levels change from quarter to quarter. Management consistently looks at strategies to maximize revenue while keeping production costs at an efficient level. Production expenses are expected to continue at the rate of approximately 40% to 42% of total revenue in the fourth quarter of fiscal 2005.

Research and Development Expenses

Research and development expenses before capitalization were $29,771 and $78,709 for the three and nine-month periods ended December 31, 2004 as compared to $27,698 and $82,988 for the three and nine-month periods ended December 31, 2003. During the first three quarters of fiscal 2004 all research and development costs were capitalized in accordance with Statement of Position 98-1 “Accounting for Costs of Computer Software Developed for Internal Use”. These costs were incurred for development of VuPoint Version 6.0, which was released during the fourth quarter of fiscal 2004. During the first three quarters of fiscal 2005, the research and development costs were focused on development of an internal multi-user system to help track the Company’s production activities. Management expects to continue to focus the Company’s software development efforts on both the internal user system, as well as VuPoint enhancements. Management considers VuPoint to have continued revenue potential and will continue to support the system as well as periodically incur enhancement costs to insure that the software is competitive in the Company’s market. Research and development expenses are expected to stay at the same level in the fourth quarter of fiscal 2005.

General and Administrative Expenses

General and administrative expenses were $234,570 and $743,013 for the three and nine-month periods ended December 31, 2004 as compared to $225,835 and $681,159 for the three and nine-month periods ended December 31, 2003. These results represent an increase of 3.9% and 9.1% for the three and nine-month periods ended December 31, 2004 as compared to the same periods of the prior fiscal year. The increase is due to modest compensation increases for administrative and executive employees, higher general business officer and director insurance rates and payment of an executive bonus based on revenue and profit levels. The executive bonus is part of the overall executive compensation plan developed by the Board of Directors Compensation Committee. This committee is comprised of outside members of the Board of Directors. Executive costs are combined with other general and administrative costs in the financial statements for presentation purposes. General and administrative expenses are expected to remain consistent during the fourth quarter of fiscal 2005 as the Company continues to monitor overhead costs relative to revenue levels.

Marketing Expenses

Marketing expenses were $219,437 and $654,638 for the three and nine-month periods ended December 31, 2004 as compared to $201,839 and $574,228 for the three and nine-month periods ended December 31, 2003. These results represent an increase of 8.7% and 14.0% for the three and nine-month periods ended December 31, 2004 as compared to the same periods of the prior fiscal year. The increase is due to the addition of sales consultants in the Texas and Northern California regions, increase in marketing costs associated with development of overseas markets coupled with outside consultant fees to upgrade the Company’s website. These cost increases also reflect higher sales commissions due to the higher sales levels. The addition of a new sales consultants and expenditures related to the Company’s marketing efforts are part of an overall strategic plan that management has been implementing for the last twelve months. Marketing expenses in the fourth quarter of fiscal year 2005 are expected to be consistent with the third quarter of fiscal 2005.

Depreciation Expense

Depreciation expense was $17,548 and $59,662 for the three and nine-month periods ended December 31, 2004 as compared to $28,978 and $83,459 for the three and nine-month periods ended December 31, 2003. The increase in depreciation expense for the three and nine-month periods ended December 31, 2004 as compared to the same periods in the prior fiscal year was expected as the Company entered into a capital lease to finance the purchase of $41,315 in a color copier and laptop computers to support production, marketing and on-site trial presentation services. In addition, the Company’s capital purchases during the nine months ended December 31, 2004 were $32,349. Depreciation expense during the fourth quarter of fiscal year 2005 is expected to be consistent with the third quarter.

Amortization of Software Development Costs

Amortization of capitalized software development costs was $5,945 and $21,518 for the three and nine-month periods ended December 31, 2004 as compared to $0 for the same periods of the prior fiscal year. The research and development costs that were capitalized during fiscal year 2004 were for development of VuPoint 6.0, which began earning revenue in the fourth quarter of fiscal 2004. In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use”, these costs are being amortized as revenue from rental of the software and associated system operator services are earned. Management estimates that approximately $30,000 in software amortization costs will be incurred during fiscal year 2005. The timing of the amortization of the costs will be recorded when the associated VuPoint revenue is earned, which depends upon the timing of various legal court proceedings such as markman hearings and trials that our clients may be involved in during the fiscal year ended March 31, 2005.

Other Income (Expense)

     Other income (expense) was $(501) and $(2,231) for the three and nine-month periods ended December 31, 2004 as compared to $(2,506) and $31,659 for the three and nine-month periods ended December 31, 2003. The change was due to a decrease in interest expense on the line-of-credit due to pay down of the line as well as interest earned on funds deposited in the money market account. During the second quarter of fiscal 2004 the Company recorded a gain on the sale of equipment of $28,817. Management does not expect to sell or dispose of any equipment during the fourth quarter of fiscal 2005 that would result in a gain. Management expects other income to be consistent in the fourth quarter of fiscal 2005.

Income Tax Expense

Income tax benefit (expense) for the three and nine-month periods ended December 31, 2004 was $36,300 and $(18,800) as compared to $32,600 and $(10,000) for the three and nine-month periods ended December 31, 2003. The change in the income tax benefit (expense) is based on income or (loss) before income taxes and fluctuates with the increases or decreases in this measure.

Net Income

Net income (loss) and income (loss) per common share of stock was $(82,512) and $(0.02) for the three-month period ended December 31, 2004 and $27,793 and $0.01 for the nine-month period ended December 31, 2004. These results are compared to net income (loss) and income per share of $(58,558), and $(0.02) for the three month period ended December 31, 2003 and $21,017 and $0.01 for the nine-month period ended December 31, 2003. Diluted income (loss) per common share was $(0.02) and $0.01 for the three and nine-month periods ended December 31, 2004 and December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The timing of the Company’s production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that litigation may settle before trial. The increase in sales volume during the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004 is primarily due to the results of sales and marketing strategies, coupled with a large job that comprised approximately 34% of the year to date revenue. At December 31, 2004, the backlog is approximately $1 million and management believes that sales volumes will range between $500,000 and $750,000 for the fourth quarter of fiscal year 2005. Management continues to monitor operating costs and making the necessary adjustments to allow the Company to obtain and maintain a profitable position during fiscal year 2005 and meet operating cash flow requirements and debt service obligations. Management has successfully negotiated with the Company’s banking and other financing relationships to provide for long-term capital opportunities that will allow the Company to maintain its current position in the market. Finally, management continues to implement strategic plans to help increase the Company’s market share in the industry.

At December 31, 2004, the Company’s working capital position was $1,103,229 as compared to $1,018,463 at March 31, 2004. Cash flow provided by (used in) operations was $426,623 for the nine-months ended December 31, 2004, as compared to $(73,904) for the nine-months ended December 31, 2003. The Company’s cash flow provided in operations during the first three quarters of fiscal 2005 was a result of collections on accounts receivable. The Company used this positive cash flow to make normal payments on operating expenses, capital lease obligations and purchase equipment. It is management’s opinion that through cash management and other measures, working capital for the foreseeable future will be sufficient to meet operating requirements.

Capital additions for property and equipment were $73,664, including $41,315 in equipment on capital leases, during the nine-month period ended December 31, 2004 as compared to $85,415 during the nine-month period ended December 31, 2003. Management expects that additional capital purchases will be made as needed to keep the Company’s computer network systems compliant with current technology requirements.

Capital lease payments were $9,060 during the nine-month period ended December 31, 2004.

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

In April 2003, the FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard did not to have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets,” which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replacessit with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of this exchange. The adoption of this standard will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, which is effective:

a. For public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005

b. For public entities that file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after December 15, 2005

c. For nonpublic entities—as of the beginning of the first annual reporting period that begins after December 15, 2005.

This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. The adoption of this standard is not expected to have a material effect on the Company’s financial statements.

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

Item 4. CONTROLS AND PROCEDURES

     The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company’s controls subsequent to the evaluation date.

In connection with the audit of the period ended March 31, 2004, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, the Company’s auditors communicated to the Registrant matters it considered to be a deficiency in the Registrant’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company maintains a small core staff in accounting and finance, consequently some of the duties that would normally be segregated for internal control purposes cannot be assigned to other company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties. In addition, management maintains a daily, weekly and monthly accounting oversight system that includes identification of any significant or unusual transactions that warrant additional investigation. The Company’s auditors also communicated matters considered to be a significant deficiency in the Registrant’s internal controls over financial reporting. Although the Company’s Director of Finance regularly attends continuing education relative to SEC and financial statement disclosure issues, management has traditionally relied on the independent accounting firm to provide guidance on various disclosures for the financial statements that should be included in the Company’s SEC filings. Due to the independence rules established in Sarbanes-Oxley 404, the Company’s auditors are not longer able to provide this guidance. Management intends to address this deficiency by developing SEC disclosure checklists and tools or resources to help ensure that all required disclosures are included in the company’s financial statements.

PART II Other Information

Item 1. Legal proceedings

     Not applicable.

Item 2. Changes in securities

     Not applicable.

Item 3. Defaults upon senior securities

     Not applicable.

Item 4. Submission of matters to a vote of security holders.

     Not applicable.

Item 5. Other information

     Not applicable.

Item 6. Exhibits and reports on Form 8-K

     (a) No exhibits.
     (b) No reports on Form 8-K have been filed during the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION
By:
/s/ Alan Treibitz
February 14, 2005		Alan Treibitz Director, Chief Executive Officer, Chief Financial Officer Date:

Index to Exhibits

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.