Form 10KSB
period 2005-03-31
Z AXIS CORP
filed 2005-07-14
CIK 723928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005.

Commission file number 0-11284

Z-Axis Corporation

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0910490 (I.R.S. Employer Identification No.)

5445 DTC Parkway, Suite 450
Greenwood Village, Colorado	80111-3143
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (303) 713-0200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value	Electronic Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10-KSB ☐.

The registrant’s common stock trades on the electronic bulletin board of the Over-the-Counter market under the trading symbol “ZXIS.OB”. The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of March 31, 2005 was $925,541. The aggregate market value was calculated based upon the number of shares held by non-affiliates on March 31, 2005 and the price at which the registrant’s common stock traded on June 22, 2005 the last date on which the registrant had knowledge of a public trade prior to filing this report.

The number of common shares outstanding as of March 31, 2005: 3,825,000.

DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Part of Form 10-KSB

Proxy Statement to shareholders to be filed by July 29, 2005	Part III

Annual Report to shareholders for the fiscal year ended March 31, 2005	Parts II and IV

Z-AXIS CORPORATION

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
-Debt Instruments, Guarantees and Related Covenants
-Cash Management
Critical Accounting Policies and Estimates
Recently Issued Accounting Pronouncements
Market Risks
Other Matters
Forward Looking Statements
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 8A.Controls and Procedures

Part III
Items 9-12. Incorporated by reference as described above
Item 13. Exhibits and Reports on Form 8-K
Item 14. Incorporated by reference as described above
Certification of CEO
Certification of Director of Finance and Administration
Certification of CEO
Certification of Director of Finance and Administration

Z-AXIS CORPORATION

PART I

Item 1. BUSINESS

Our Business

Z-Axis Corporation (the “Company”) was incorporated under the laws of the State of Colorado on May 16, 1983. The principal business and industry segment in which the Company operates is the development and production of computer-generated graphics and other presentation materials. The Company conducts its business primarily from one location, its corporate office and production facility located in metropolitan Denver, Colorado. During fiscal years 2005 and 2004, the Company also had sales consultants located in Chicago, Illinois; Northern California; New York City, New York; Houston, Texas; Washington, DC, and London, United Kingdom. The Company operates within only one industry segment.

The Company is in the business of providing video graphic presentation services in the litigation services industry for commercial and government customers. These services include product leasing and support for various presentation software systems used in trials, hearings and other related court proceedings. Litigation services customers are primarily law firms and corporations located throughout the United States. During fiscal years 2005 and 2004, sales were derived from the litigation services field.

Recent Developments

The Company is actively developing relationships with legal contacts in the United Kingdom, Germany and France with the intent of selling the Company’s services into these markets. During the last fiscal quarter of 2005, the independent sales consultant responsible for developing the overseas markets established a permanent residence in the United Kingdom.

Our Strategy

Our mission is to be the leading provider of litigation presentation solutions that simplify complex ideas and communications and deliver high value results to our clients. Our strategy includes:

•	Focus on improving the sales effort for existing services and products with law firms.

•	Improve our existing litigation presentation services and products to target the needs of law firms in the litigation industry.

•	Develop new litigation presentation services and products that will meet the needs of law firms and enhance our position in the market.

•	Identify and develop new customers, both domestic and international in related markets that can benefit from our service and product offerings.

•	Implement and improve production and training systems within the Company to ensure that our services and products continue to meet high quality standards and are delivered on time and within agreed upon budgets.

•	Continue to invest in marketing efforts including printed materials, visual presentations and hiring qualified sales consultants.

Z-AXIS CORPORATION

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

Our Customers

Our customers are primarily large and medium sized law firms that provide representation to their clients in litigation proceedings including trials, Markman hearings, summary judgment hearings and other related court proceedings. Although certain customers from time to time may each provide more than 10% of the Company’s net sales, it is not dependent upon any group of customers. One customer accounted for 33% of the total sales in fiscal 2005 as compared to three customers that accounted for 38% of total sales in fiscal 2004.

Marketing and Sales

Our marketing efforts continue to be targeted specifically to attorneys who specialize in complex litigation. In addition, we continue to update our website, as well as use electronic newsletters and a direct mail campaign to our customer base. The Company has implemented a customer satisfaction survey system to measure and understand our clients’ needs both now and in the future. Our sales consultants frequently give presentations at litigation industry conferences and continuing legal education seminars.

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

Z-AXIS CORPORATION

Backlog

The Company considers expected revenue from current jobs that will continue into the next fiscal year as well as forecasted revenue from jobs that have been closed, but will not start until the future as backlog of orders for services. As of March 31, 2005 and 2004 management estimates the backlog to be approximately $2,000,000. Management believes that the backlog will stay at this level in the second and third quarters of fiscal 2006. Although the Company had agreements to perform services in these amounts, in the case of litigation support services, the agreements may be canceled or modified for such reasons as pre-trial settlement of the case being litigated or a decision to use the Company’s services to a greater or lesser extent than originally anticipated. Federal government contracts may be terminated at any time at the option of the government.

Competition

The Company competes nationally with other providers of presentation services. Over the years, the Company has developed a high level of expertise in the design and development of technical animations and visual presentation materials for the litigation services industry. Z-Axis competes at the high end of this market which is limited to only a few companies. The Company has developed a good reputation for its services and has established regular customers. Management does not consider any portion of its business or markets to be seasonal in nature.

Suppliers

The majority of production labor talent is provided by regular full-time producers, artists and editors as well as independent contractors. The Company has the ability to increase or decrease labor cost as revenue levels vary with the volume and size of the jobs in house at any given time. Other materials and equipment that the Company uses to provide its services are readily available from a number of sources both locally and on a national level. The Company has not encountered any difficulty in obtaining these materials or equipment or in servicing its equipment.

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

Employees

At March 31, 2005, the Company had 22 regular full-time employees. In addition, there is an adequate base of local well-qualified contract personnel that the Company employs from time to time as production demands require.

Z-AXIS CORPORATION

Item 2. DESCRIPTION OF PROPERTY

The Company’s current headquarters and production facility are located in a business park in the south metropolitan area of Denver, Colorado. The Company leases its offices and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of March 31, 2005 the deferred rent liability is $47,062. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. Subsequent to March 31, 2005, the amount of the Irrevocable Standby Letter of Credit was reduced $24,000 to a balance of $36,000. The Irrevocable Standby Letter of Credit will continue to reduce by $12,000 per year for the next three consecutive years ending April 2008. The Company also has office space rental agreements for the Illinois and New York locations. The Company leases the facilities from unaffiliated third parties. Management believes that the facilities are adequate for the Company’s operations.

Item 3. LEGAL PROCEEDINGS

We are not currently party to any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The number of holders of record of the Company’s common stock as of March 31, 2005 was 403 as reported by the transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.

The Company has never paid a dividend with respect to its common stock and does not anticipate paying a dividend in the foreseeable future.

The Company’s common stock had been traded in the NASDAQ over-the-counter market under the trading symbol “AXIS.” On November 1, 1985, the Company’s common stock was deleted from the NASDAQ listing system because its net worth fell below the minimum required to be traded on NASDAQ. Subsequent to November 1, 1985, the Company’s common stock was traded on the “Pink Sheets”.

During January 1995, the Company secured a market marker for trading in its common stock and it became listed for trading on the electronic bulletin board of the Over-the-Counter market, under the trading symbol “ZXIS.OB.” Since listing occurred on the Over-the-Counter market, trading has been sporadic.

Z-AXIS CORPORATION

The following is a summary of the high and low stock prices, as reported by the Over the Counter Bulletin Board to an internet stock price service for the period indicated:

	High	Low
Fiscal year ended March 31, 2005:
First quarter	$0.3500	$0.2600
Second quarter	$0.3900	$0.2500
Third quarter	$0.8000	$0.2700
Fourth quarter	$0.6200	$0.4100

Fiscal year ended March 31, 2004:
First quarter	$0.5300	$0.2700
Second quarter	$0.4500	$0.2500
Third quarter	$0.4500	$0.2500
Fourth quarter	$0.4500	$0.3000

Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual trades.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes for the fiscal years ended March 31, 2005 and 2004. Except where otherwise noted, references to years are to fiscal years ending March 31 of the year stated. Some of the information contained in this discussion and analysis are set forth elsewhere in the Form 10-KSB, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties.

Executive Summary

As discussed under the caption “Forward-Looking Statements”, Z-Axis Corporation provides the following risk factor disclosures in connection with its continuing efforts to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements include, but are not limited to the following:

The Company currently operates in one segment of the litigation industry. Any changes in Federal or State laws as they apply to the admissibility of the types of services and products that Z-Axis provides to our clients in their litigation proceedings could have a material affect on the Company’s ability to continue to service existing and potential new customers. The Company may not, under these conditions, be able to generate enough cash to meet operating requirements. If sufficient operating cash is not generated, the Company will have to borrow funds from the revolving line of credit. The Company’s ability to repay the line of credit will depend upon future revenues and net earnings, which management cannot guarantee.

Z-AXIS CORPORATION

If the Company’s sales levels decrease from their current level, management could be forced to curtail production, selling and general and administrative costs or implement other cost reduction measures. In this event, it is likely that the current operating profit would decrease and price of the Company’s stock will decrease significantly from the current level.

The Company faces competition from a few high-end providers to the litigation market, internal litigation support departments established within law firms and many smaller companies that provide the same type of services as Z-Axis. Clients are becoming more price sensitive in this market and Z-Axis will need to identify strategies that will augment the Company’s current offerings with value added services and products for our existing and potential customers. The Company’s ability to identify and implement these strategies is dependent upon management’s ability to analyze the needs of the market and respond quickly to those needs.

Although the Company is not dependent upon any one customer for revenues, the Company does derive a significant portion of sales from repeat business with existing clients. If the Company’s current relationships with any of the significant and/or key law firms are severed, then revenues could decrease, as the timeframe needed to re-establish these relationships can be several months to years long.

The Company’s production facility is located in one building and if this facility were to experience a fire, flood or other calamity, the Company’s operations could be temporarily disrupted and the ability to generate the same level of revenues in the same timeframes would be compromised. The Company does have a large pool of independent contractors who have their own production facilities. Should a business disruption such as that described above occur, management believes that a portion of the production could be diverted to these outside contractors and facilities. However, the potential cost of this could be substantial and could lead to an increase in production costs resulting in a decrease in operating profit.

The Company’s trading price for its stock may be highly volatile due to factors that have little or nothing to do with the results of operations or profit levels. The market for the Company’s stock may experience significant price and volume fluctuations in response to a number of factors that may not be controllable by management. The stock market in general and the market for small capitalization stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of publicly traded companies. These broad market and small capitalization stock fluctuations may adversely affect the trading price of the Company’s common stock, regardless of actual operating performance.

Z-AXIS CORPORATION

Results Of Operations

The following table sets forth, for the fiscal years ended March 31, 2005 and 2004, the percentage of net sales represented by the specific items included in our statements of operations. We have included this comparison because we believe it provides a more meaningful basis for period-to-period comparisons. The financial data should not be viewed as a substitute for our historical results of operations determined in accordance with generally accepted accounting principles and does not purport to be indicative of future results of operations.

	For the Years Ended
	March 31,
	2005	2004
Net sales	100.0%	100.0%

Operating expenses
Production	41.2	41.6
Research and development	3.1	0.9
General and administrative	26.6	29.2
Marketing	25.9	23.1
Depreciation	2.2	3.6
Amortization of software development costs	0.7	0.4

Total operating expenses	99.7	98.8

Income from operations	0.3	1.2
Other income	0.0	1.0
Income tax expense	(0.1)	(0.9)

Net income	0.2%	1.3%

Year Ended March 31, 2005 compared to Year Ended March 31, 2004

Net Sales

During fiscal years 2005 and 2004 sales were derived primarily from the litigation services field. Management continually evaluates the Company’s marketing strategies in this field and expects that the core business revenues will continue to be focused on the litigation services market. Management continues to pursue business strategies aimed at gaining market share and positioning the Company as the premier provider of presentation consulting services to the litigation industry. Net sales increased by $384,463, or 12%, to $3,487,192 for the year ended March 31, 2005 as compared to $3,102,729 for the year ended March 31, 2004. The increase in revenue was expected as a result of the sales and marketing strategies implemented over the last two fiscal years. In addition, the Company performed work on a large job during fiscal year 2005 which represented 33% of the total revenue. Management does not anticipate that the job noted above will generate the same level of revenues during fiscal 2006. Additional revenues from this job will depend upon the outcome of certain legal proceedings. Revenues from other core business services are expected to continue at their current levels, allowing the Company to maintain a profitable position. Cost management measures are also in place aimed at maintaining overhead expenses at an appropriate level to achieve profits, as well as effective utilization of contract labor on revenue producing activities. One customer accounted for 33% of the total sales in fiscal 2005 as compared to three customers that accounted for 38% of total sales in fiscal 2004.

Z-AXIS CORPORATION

The percentage of sales for any one customer during a fiscal year can vary greatly depending upon the number of jobs or magnitude of the dollar value of the projects from that customer. Although the Company does have several firms that provide repeat business, the sales focus is on developing relationships with many different firms throughout the country in order to expand the base of potential jobs arising out of the litigation industry. The Company’s on-going operations and business are not dependent on any customer and are not materially impacted by the effects of inflation.

The Company’s ability to maintain an effective marketing program, expand its market share in the near-term and establish new markets in the long-term, may have an effect on its future financial position and results of operations. During fiscal years 2005 and 2004 the Company increased its expenditures for marketing and advertising efforts. In order to continue to maintain the Company’s leadership position in the litigation services market, management expects that advertising and marketing expenses will stay at their current levels during fiscal year 2006. Management considers the expenses associated with an expansion of the marketing program, necessary for future growth.

Operating Expenses

Operating expenses increased $411,816, or 13%, to $3,476,883 for the fiscal year ended March 31, 2005 as compared to $3,065,067 for the fiscal year ended March 31, 2004. As a percentage of sales, operating expenses were 99.7% for the fiscal year 2005 as compared to 98.8% for fiscal year 2004. Operating costs includes compensation costs for all regular full and part-time employees, as well as overhead expenses such as building rent, insurance, supplies, marketing costs and depreciation and amortization. Since a portion of these costs are considered fixed, as revenue levels increase or decrease the overall percentage of these costs against revenues will fluctuate. Labor expense continues to be the most significant of the Company’s operating costs. During 2005 and 2004, employee compensation and benefit costs accounted for approximately 70% and 68%, respectively, of total operating expenses. Management believes that the Company’s staffing levels and production capacity are sufficient to maintain current and anticipated near-term production levels.

Production expenses increased $148,437, or 12%, to $1,437,366 for the fiscal year ended March 31, 2005 as compared to $1,288,929 for the fiscal year ended March 31, 2004. Production costs for direct contract labor and other billable expenses will vary directly with sales levels. Production costs as a percentage of sales were 41% for both fiscal year 2005 and 2004. Production costs include some fixed expenses for salaried full and part time employees, as well as equipment maintenance costs and production supplies. As revenue levels increase or decrease, the overall percentage of these costs against revenue will fluctuate. The Company manages fluctuations in production labor requirements through the use of employees in combination with a core of several experienced contract producers and artists. This strategy is used to manage more effectively the cost of labor, as monthly revenue levels can vary significantly. In addition, the production department has compensation and benefit costs for core staff employees including artists, producers and managers. These core staff costs do not vary as directly as contract labor costs with sales revenue volume. Management consistently reviews strategies to maximize revenue while keeping production costs at an efficient level. During the fourth quarter of fiscal 2005, the Company acquired a producer who had her own litigation services business located on the west coast. Management anticipates that this acquisition will help increase sales in the west coast region, as well as provide direct customer production support in that territory.

Z-AXIS CORPORATION

Research and development costs, before capitalization of software development costs, decreased $3,162 or 3%, to $107,483 for the fiscal year ended March 31, 2005 as compared to $110,645 for the fiscal year ended March 31, 2004. During fiscal year 2004, $82,010 of the $110,645 in costs was capitalized as software development costs accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use”. The capitalized costs are the result of a significant change to VuPoint, which resulted in release of version 6.0 in the fourth quarter of fiscal year 2004. The Company received trademark protection of the “VuPoint” name and also received patent protection for a portion of the software code. It is a state-of-the-art exhibit management and presentation system for use by trial teams, outside counsel and in-house attorneys. The product fulfills a need in the marketplace, particularly in presenting exhibits for document-intensive cases. In addition to maintenance of VuPoint, research and development costs for fiscal 2005 were focused on development of an internal multi-user system to help track the Company’s production activities. Management expects to continue to focus the Company’s software development efforts on both the internal user system, as well as VuPoint enhancements.

General and administrative expenses increased $20,717, or 2%, to $925,993 for the fiscal year ended March 31, 2005 as compared to $905,276 for the fiscal year ended March 31, 2004. The increase is due to modest compensation increases for administrative and executive employees, higher general business and officer and director insurance rates and payment of an executive bonus based on revenue and profit levels. The executive bonus is part of the overall executive compensation plan developed the Board of Directors Compensation Committee. The committee is comprised of outside members of the Board of Directors. Executive costs are combined with other general and administrative costs in the financial statements for presentation purposes . Management expects that general and administrative costs will be consistent during fiscal year 2006.

Marketing expenses increased $184,239, or 26%, to $902,918 for the fiscal year ended March 31, 2005 as compared to $718,679 for the fiscal year ended March 31, 2004. The increase is due to the addition of sales consultants in the Texas, District of Columbia and Northern California regions, as well as independent consultant compensation, travel and marketing costs associated with development of overseas markets, primarily in the United Kingdom. The Company also incurred outside consulting fees to upgrade the Company’s website. The cost increase also reflects higher sales commissions due to the increased sales levels. The addition of new sales consultants and expenditures related to the Company’s marketing efforts are part of an overall strategic plan that management has been implementing during the past two fiscal years. Management expects that the same level of marketing costs will be incurred for the foreseeable future as the Company continues to position itself as a high end provider of litigation presentation services.

Depreciation expense decreased $37,038, or 33%, to $75,662 during fiscal year ended March 31, 2005 as compared to $112,700 during fiscal year ended March 31, 2004. The decrease is due to lower purchases of property and equipment during fiscal 2005 as compared to fiscal 2004. During fiscal 2005, the Company invested $36,409 in capital purchases for various production and office equipment and software upgrades. In addition, the Company financed $41,314 on capital leases for the purchase of a color copier and several laptop computers to support production, marketing and on-site trial presentation services. During fiscal 2004, the Company invested $103,763 in total capital purchases. Management expects that capital expenditures will be comparable during fiscal 2006 as computer equipment is replaced and upgraded to keep pace with the current technology. Rapid technological advances in the type of equipment that the Company uses in providing its services require that depreciable lives of the equipment be relatively short.

Z-AXIS CORPORATION

Amortization expense related to capitalized software development costs was $27,461 for the fiscal year ended March 31, 2005 as compared to $10,848 for the fiscal year ended March 31, 2004. Research and development costs were capitalized during fiscal year 2004. These costs were for the development of VuPoint 6.0 which began earning revenue in the fourth quarter of fiscal 2004. In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use”, these costs are being amortized as revenue from rental of the software and associated system operator services are earned. Revenue earned from these rentals and services was $152,563 for fiscal year 2005 as compared to $84,535 for fiscal year 2004.

Other Income and Expenses

Interest expense was $3,152 for the fiscal year ended March 31, 2005 as compared to $1,441 for the fiscal year ended March 31, 2004, representing an increase of 119%. The increase was due to interest expense incurred on the capital lease obligations entered into during fiscal year 2005. Other income was $3,825 in fiscal year 2005 as compared to $32,929 in fiscal year 2004. Other income is comprised primarily of gain on the sale of production and other equipment during 2005 and 2004.

Income Taxes

For income tax reporting purposes, the Company files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items is different than that for financial statement purposes.

The Company recognized an income tax expense of $2,522 as of March 31, 2005 compared to $27,726 as of March 31, 2004. The Company utilized approximately $347,000 and $220,000 of net operating loss carryforwards during fiscal 2005 and 2004, respectively, as the Company had taxable income prior to this utilization.

At March 31, 2005, the Company had federal income tax loss carry forwards of approximately $333,000 which expire in the years 2006 through 2022.

Net Income

Net income decreased $32,964 for the fiscal year ended March 31, 2005 compared to the fiscal year ended March 31, 2004. Net income as a percentage of sales decreased to 0.2% for the fiscal year 2005 as compared to 1.3% for the fiscal year 2004. The decrease in net income for fiscal year 2005 is primarily due to a slight increase in operating expenses as a percentage of sales, coupled with a decrease in the gain on sale of equipment as compared to fiscal year 2004. Management anticipates that net income for fiscal year 2006 will be between 1.0% and 5.0% of sales.

The Company considers expected revenue from current jobs that will continue into the next fiscal year as well as forecasted revenue from jobs that have been closed, but will not start until the future as backlog of orders for services. As of March 31, 2005, management estimates the backlog to be approximately $2,000,000. Management believes that the backlog will stay at this level in the second and third quarters of fiscal 2006. Although the Company had agreements to perform services in these amounts, in the case of litigation support services, the agreements may be canceled or modified for such reasons as pre-trial settlement of the case being litigated or a decision to use the Company’s services to a greater or lesser extent than originally anticipated. Federal government contracts may be terminated at any time at the option of the government.

Z-AXIS CORPORATION

Liquidity and Capital Resources

Cash Requirements

The Company’s significant contractual obligations consist of a capital lease in the amount of $34,433 which will be paid off during fiscal year 2008 and an operating lease for the current office space in Greenwood Village, Colorado which will require a total of $918,949 in payments over the next seven years. Management expects that capital expenditures during fiscal year 2006 will be approximately $85,000. Projected sales for fiscal year ending March 31, 2006 are $3.6 million. The proceeds from collection of these sales will generate the necessary cash flow to meet operating cash obligations for fiscal 2006.

Sources and Uses of Cash

The Company’s principal source of liquidity as of March 31, 2005 consisted of $761,379 in cash and cash equivalents. Cash is generated through the sale of consulting, animation, multimedia and electronic graphics services, exhibit boards and rental and in-court services associated with the Company’s proprietary presentation system called VuPoint. Cash and a revolving line of credit are used to fund accounts payable, pay operating costs, pay principal and interest on a capital lease and acquire new equipment as needed. During fiscal year 2005, the Company did not need to draw any funds on the revolving line of credit.

Cash Flows from Operating Activities

Cash flows from operations were $431,677 and $171,650 during the years ended March 31, 2005 and 2004, respectively. Cash provided by operations for fiscal year 2005 consisted of net income, adjusted for depreciation, amortization, gain on sale of equipment, allowance for doubtful accounts and deferred income taxes. The increase in cash flows from operations for fiscal year 2005 as compared to fiscal year 2004 was due to the fact that approximately $300,000 in accrued profit sharing for the fiscal year 2003 was paid during fiscal year 2004. Profit sharing was not awarded for fiscal year 2004 or 2005 and no payments were made during fiscal year 2005.

Cash Flows from Investing Activities

During fiscal year 2005, cash was used to invest in property and equipment. Capital additions were $36,409 and $103,763 during the fiscal years ended March 31, 2005 and 2004. The expenditures for 2005 and 2004 were for replacement of office and production equipment. Capital additions, as they become necessary to meet production demands and replace equipment, will be acquired with a combination of debt financing and cash flow from operations. Cash flows for development of VuPoint 6.0 were $0 and $82,011 during the fiscal years ended March 31, 2005 and 2004. Management does not expect to have further capital investment in development of VuPoint 6.0, but rather continue to maintain the product through operating cash flows.

Z-AXIS CORPORATION

Cash Flows from Financing Activities

Cash flows used in financing activities were $14,117 and $140,370 during the years ended March 31, 2005 and 2004. Cash used in financing during fiscal 2004 was primarily for payments on the capital lease obligation. The decrease in cash flows used in financing activities during fiscal 2005 as compared to 2004 was primarily due to the fact that the line of credit was paid off and the Company set aside $60,000 in cash as guarantee on an Irrevocable Standby Letter of Credit associated with the building operating lease during fiscal 2004. During fiscal 2005, the Company did not borrow on the line of credit, nor were additional funds added to the restricted cash balances.

Debt Instruments, Guarantees and Related Covenants

The Company entered into an agreement with a bank for a line-of-credit of $500,000 that is due July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (7% at March 31, 2005) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. The balance outstanding on the line-of-credit at March 31, 2005 was $0.

Cash Management

The timing of the Company’s production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that litigation may settle before trial. Sales revenues for the first quarter of fiscal year 2006 are anticipated to be approximately $850,000 resulting in a modest after tax net income. Management believes that sales volumes are expected to range between $700,000 and $950,000 for the remaining quarters of fiscal year 2006, with an anticipated total sales volume of $3,600,000. This volume should allow the Company to generate a net profit of approximately 1% to 5%. Management expects the Company to continue to be in a profitable financial position during fiscal year 2006 and be able to meet operating cash flow requirements and debt service obligations. Management is also focusing on marketing efforts to further enhance the Company’s position in the litigation presentation services industry and position the Company to gain market share.

Contractual Obligations and Commercial Commitments

At March 31, 2005, the Company had certain cash obligations, which are due as follows:

		Less Than 1			After 5
	Total	Year	1 to 3 Years	4 to 5 Years	Years
Capital lease obligations	$42,371	$18,808	$23,563	$—	$—
Operating leases	918,949	124,518	437,483	328,965	27,983

Total	$961,320	$143,326	$461,046	$328,965	$27,983

Z-AXIS CORPORATION

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. Amounts determined to be uncollectible are expensed in the period such determination is made. The provision for uncollectible amounts is continually review and adjusted to maintain the allowance for doubtful accounts at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The Company will write off all uncollectible accounts after all collection efforts have failed. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

Software Development Costs

The Company applies the provisions of Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use.” The Company accounts for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives which are reflective of the Company’s estimate of the expected revenues derived from the use of the software. Costs associated with upgrades and enhancements that result in additional functionality are capitalized.

Stock Options

The Company applies Accounting Principles Bulletin (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company’s stock options granted equals or exceeds the market price of the underlying common stock on the date of grant. SFAS No. 123 and 148 require the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at March 31, 2005 and 2004 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of 0% for all years; expected volatility of 123% and 176% for 2005 and 2004, respectively; risk-free interest rates of approximately 4%; and expected lives of 5 and 10 years for 2005 and 2004 stock awards.

Z-AXIS CORPORATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans as options were issued to employees of the Company.

Revenue and Cost Recognition

The Company generates revenue primarily from hourly-rate contracts with its customers. Some of the revenue is generated by work with government agencies that require fixed-price contracts and are negotiated periodically to allow for changes in the amount and scope of work. Revenue generated from hourly-rate and fixed-price contracts is recognized as services are performed. Revenue is determined by the contract billing rates and the time incurred to perform the service plus reimbursable expenses. Expense is determined by actual cost incurred.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets,” which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of this exchange. The adoption of this standard will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, which will be effective for the Company for the fiscal year which ends March 31, 2007. This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. The Company is not able to determine at this time if the adoption of this standard will have a material effect on the Company’s financial statements.

Market Risk

The Company’s revenues are not considered to be seasonal in nature, but they can fluctuate based on the timing of our clients’ legal proceedings. Management believes that inflation has not had a significant impact on the Company’s financial position or results of operations. The Company does not have any transactions, arrangements or relationships with “special purpose entities”. The Company does not have any off-balance sheet debt, nor does it guarantee any financial obligations of third or related parties.

Z-AXIS CORPORATION

Other Matters

Dividends

No dividends have been declared as of March 31, 2005 and the Company does not anticipate paying dividends in the foreseeable future.

Related Party Transactions

The Company does not have any financial transactions with related parties as of March 31, 2005.

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

Z-AXIS CORPORATION

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

President’s Letter to Shareholders

To Our Shareholders:

The results for Fiscal Year 2005 were as anticipated, with revenue growth over the previous year and an investment in the expansion of sales, production and our core services. We believe this is necessary in order to achieve long-term growth. We continue our industry leadership position by working on the largest cases of note. We’re proud of our participation in the Department of Justice case against the tobacco industry, as well as the successful verdict gained for our client in the second phase of the World Trade Center insurance case.

Growing our Business

We now have an unprecedented number of sales consultants nationwide and are building momentum. With increased coverage and as each consultant gains experience in their market, we are gaining more new clients which should increase our market share over time. In the fourth quarter we officially opened our international sales office in London. With a case in progress and several in the early stages, we anticipate our investment in this market to pay off this year.

Our Production is Virtually Anywhere

We’ve seen a trend for increased need in our graphic services on location immediately before and during trials or hearings. Often we are providing a small production team of artists and presentation software operators to work side-by-side with the trial team.

We continue to maintain our core production facility in Denver due to its central location and the cost-effectiveness of doing business in Denver. Z-Net, our web-based project monitoring system and client site, has made it easier to monitor the progress of jobs in production from planning to completion, from any remote location.

Our production services have also been enhanced with the hiring of a senior producer in Berkeley, California, giving us an experienced producer on the West Coast. Her knowledge of the legal field, our industry and the California market is quite extensive.

Evolving Services

We’ve seen an increase in print services and, as a result, added in-house print capabilities to our list of services. This has allowed us to produce hard copies of exhibits and jury books as leave-behinds. As more attorneys adopt PowerPoint for their presentations, we have increased our use of this presentation software to support our clients’ needs.

The Big Picture

Our emphasis in 2005 has not wavered. We anticipate an increase in sales over last year as we continue to focus on our core strengths, expanding our market share, increasing our brand recognition and strengthening our procedures. We continue to be hired on complex cases and take a vested interest in providing favorable outcomes for our clients.

/s/ Stephanie Kelso
Stephanie Kelso President

Z-AXIS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Z-Axis Corporation
Greenwood Village, Colorado

We have audited the accompanying balance sheets of Z-Axis Corporation as of March 31, 2005 and 2004, and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z-Axis Corporation as of March 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

June 10, 2005
Denver, Colorado

Z-AXIS CORPORATION

Balance Sheets

	March 31,
	2005	2004
Assets
Current assets
Cash	$761,379	$379,788
Accounts receivable, net of allowance of $41,860 and $92,160 respectively	498,042	780,279
Other current assets	57,820	82,524

Total current assets	1,317,241	1,242,591

Non-current assets
Property and equipment, net	129,286	135,312
Restricted cash (Note 8)	61,023	60,524
Capitalized software, net	52,621	80,082
Deposits	28,452	28,433
Deferred income taxes	96,000	179,000

Total non-current assets	367,382	483,351

Total assets	$1,684,623	$1,725,942

Liabilities and Stockholders’ Equity

Current liabilities
Line-of-credit	$—	$—
Accounts payable	38,139	32,887
Accrued expenses	102,397	109,046
Deferred revenue	35,500	48,500
Deferred income taxes	150,000	232,000
Current portion of capital lease obligations	14,200	5,695

Total current liabilities	340,236	428,128

Capital lease obligations, less current portion	20,233	1,042
Deferred rent	47,062	28,140

Total liabilities	407,531	457,310

Commitments

Stockholders’ equity
Common stock, $.001 par value, 10,000,000 shares authorized, 3,825,000 shares issued and outstanding	3,825	3,825
Additional paid-in capital	1,446,671	1,446,671
Accumulated deficit	(173,404)	(181,864)

Total stockholders’ equity	1,277,092	1,268,632

Total liabilities and stockholders’ equity	$1,684,623	$1,725,942

See notes to financial statements.

Z-AXIS CORPORATION

Statements of Income

	For the Years Ended
	March 31,
	2005	2004
Net sales	$3,487,192	$3,102,729

Operating expenses
Production	1,437,366	1,288,929
Research and development	107,483	28,635
General and administrative	925,993	905,276
Marketing	902,918	718,679
Depreciation and amortization	75,662	112,700
Amortization of software development costs	27,461	10,848

Total operating expenses	3,476,883	3,065,067

Income from operations	10,309	37,662

Other income (expense)
Interest (expense), net	(3,152)	(1,441)
Gain (loss) on sale of equipment	(7,647)	25,594
Other income	11,472	7,335

Total other income	673	31,488

Income before income taxes	10,982	69,150

Income tax expense	(2,522)	(27,726)

Net income	$8,460	$41,424

Weighted average common shares outstanding:
Basic	3,825,000	3,825,000

Diluted	3,994,182	3,962,211

Basic income per common share	$0.00	$0.01

Diluted income per common share	$0.00	$0.01

See notes to financial statements.

Z-AXIS CORPORATION

Statement of Changes in Stockholders’ Equity

For the Years Ended March 31, 2005 and 2004

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — March 31, 2003	3,825,000	$3,825	$1,446,671	$(223,288)	$1,227,208

Net income	—	—	—	41,424	41,424

Balance — March 31, 2004	3,825,000	3,825	1,446,671	(181,864)	1,268,632

Net income	—	—	—	8,460	8,460

Balance — March 31, 2005	3,825,000	$3,825	$1,446,671	$(173,404)	$1,277,092

See notes to financial statements.

Z-AXIS CORPORATION

Statements of Cash Flows

	For the Years Ended
	March 31,
	2005	2004
Cash flows from operating activities
Net income	$8,460	$41,424

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	75,662	112,700
Amortization of software development costs	27,461	10,848
Loss (gain) on sale of equipment	7,647	(25,594)
Allowance for doubtful accounts	(50,300)	(52,607)
Deferred income taxes	1,000	27,724
Changes in assets and liabilities
Accounts receivable	332,537	380,122
Other current assets	24,704	(29,316)
Deposits	(19)	8,569
Accounts payable	5,252	(6,816)
Accrued expenses	(6,649)	(342,044)
Deferred revenue	(13,000)	18,500
Deferred rent	18,922	28,140

	423,217	130,226

Net cash provided by operating activities	431,677	171,650

Cash flows from investing activities
Purchase of property and equipment	(36,409)	(103,763)
Proceeds from sale of equipment	440	27,855
Capitalized software costs	—	(82,011)

Net cash used in investing activities	(35,969)	(157,919)

Cash flows from financing activities
Increase in restricted cash	(499)	(60,524)
Payments on line-of-credit	—	(75,000)
Capital lease principal payments	(13,618)	(4,846)

Net cash used in financing activities	(14,117)	(140,370)

Net increase (decrease) in cash	381,591	(126,639)

Cash — beginning of year	379,788	506,427

Cash — end of year	$761,379	$379,788

Supplemental disclosure of cash flow information:

The Company paid $6,274 and $3,654 for interest for the years ended March 31, 2005 and 2004, respectively

Supplemental disclosure of non-cash activity:

During 2005, the Company purchased equipment on a capital lease in the amount of $41,314.

See notes to financial statements.

Z-AXIS CORPORATION

Notes to financial statements

Note 1 — Description of Business and Summary of Significant Accounting Policies

Z-Axis Corporation, (the Company), was incorporated under the laws of the State of Colorado on May 16, 1983. The Company is engaged in consulting and presentation services. The primary market for the Company’s services is the litigation industry. These services include the strategic analysis of complex litigation issues, the design of demonstrative evidence, the production of such evidence and courtroom presentation. In addition, the Company has developed an electronic image presentation system for use in the courtroom called “VuPoint”. The services are provided through its headquarters and production facility in Denver, Colorado and its satellite sales offices in New York City, Washington D.C., Chicago, Houston, San Francisco and London.

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. Amounts determined to be uncollectible are expensed in the period such determination is made. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance for doubtful accounts at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The Company will write off all uncollectible accounts after all collection efforts have failed. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

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

Z-AXIS CORPORATION

Notes to financial statements

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)

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

Software Development Costs

The Company applies the provisions of Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use.” The Company accounts for costs incurred in the development of computer software as software research and development costs until the preliminary project stage is completed. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives which are reflective of the Company’s estimate of the expected revenues derived from the use of the software. Costs associated with upgrades and enhancements that result in additional functionality are capitalized.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the fair value of the underlying assets and secondarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of March 31, 2005 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued approximate fair value as of March 31, 2005 because interest rates on these instruments approximate market interest rates.

Z-AXIS CORPORATION

Notes to financial statements

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans issued to employees of the Company. Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation’s net income and basic income per common share would have been changed to the pro forma amounts indicated below:

	For the Years Ended
	March 31,
	2005	2004
Net income as reported	$8,460	$41,424
Total stock-based compensation expense, determined under fair value accounting, net of tax effects	(24,784)	(19,971)

Pro forma net loss under SFAS 123	$(16,324)	$(21,453)

Net income (loss) per common share:
As reported	$(0.00)	$0.01
Pro forma	$(0.00)	$(0.01)

Assumptions:
Dividend yield	—	—
Volatility factor	123%	176%
Risk free interest rate	4%	4%
Expected life of options (in years)	5 and 10	5 and 10

The weighted average fair value of options granted during the years ended March 31, 2005 and 2004 was $0.21 and $0.26 per share, respectively (Note 6.)

Z-AXIS CORPORATION

Notes to financial statements

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)

Revenue and Cost Recognition

The Company generates revenue primarily from hourly-rate contracts with its customers. Some of the revenue is generated by work with government agencies that require fixed-price contracts and are negotiated periodically to allow for changes in the amount and scope of work. Revenue generated from hourly-rate and fixed-price contracts is recognized as services are performed. Revenue is determined by the contract billing rates and the time incurred to perform the service plus reimbursable expenses. Expense is determined by actual cost incurred.

Advertising Costs

The Company expenses advertising costs as incurred.

Research and Development Costs

Expenditures made for research and development are charged to expense as incurred.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from the cash-basis treatment of certain assets and liabilities for tax purposes, net operating loss carryforwards and property and equipment.

Basic and Diluted Earnings Per Common Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares, which consisted of stock options.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”. The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be disclosed in the financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income. The Company had no transactions during the periods presented that would result in comprehensive income being different.

Z-AXIS CORPORATION

Notes to financial statements

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets,” which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of this exchange. The adoption of this standard will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, which will be effective for the Company for the fiscal year which ends March 31, 2007. This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. The Company is not able to determine at this time if the adoption of this standard will have a material effect on the Company’s financial statements.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

Z-AXIS CORPORATION

Notes to financial statements

Note 2 — Balance Sheet Disclosures

Software development costs consist of the following:

	March 31,
	2005	2004
Capitalized software	$90,930	$90,930
Accumulated amortization	(38,309)	(10,848)

	$52,621	$80,082

Property and equipment consist of the following:

	March 31,
	2005	2004
Production equipment	$592,092	$625,943
Office equipment	328,789	328,909
Leasehold improvements	23,706	10,033

	944,587	964,885
Less accumulated depreciation and amortization	(815,301)	(829,573)

	$129,286	$135,312

Accrued expenses consist of the following:

	March 31,
	2005	2004
Accrued compensation	$56,428	$63,069
Accrued expenses	45,969	45,977

	$102,397	$109,046

Note 3 — Line-of-Credit

The Company entered into an agreement with a bank for a line-of-credit of $500,000 that is due July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (7% at March 31, 2005) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of March 31, 2005, there were no borrowings on the line of credit.

Z-AXIS CORPORATION

Notes to financial statements

Note 4 — Capital Leases

The Company acquired assets under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. One lease will expire in 2005 and the other lease will expire in 2007. Amortization of the leased property is included in depreciation expense.

The assets under capital lease have cost and accumulated amortization as follows:

	March 31,
	2005	2004
Equipment	$56,381	$15,066
Less accumulated amortization	(23,229)	(13,811)

	$33,152	$1,255

Maturities of capital lease obligations are as follows:

Year Ending March 31,
2006	$18,808
2007	17,672
2008	5,891

Total minimum lease payments due	42,371
Amount representing interest	(7,938)

Present value of net minimum lease payments	34,433
Less current portion	(14,200)

Long-term capital lease obligation	$20,233

Z-AXIS CORPORATION

Notes to financial statements

Note 5 — Income Taxes

The net current and long-term deferred tax assets and liabilities include the following:

	March 31,
	2005	2004
Current:
Deferred tax asset:
Vacation accrual	$14,000	$11,000
Allowance for doubtful accounts	16,000	31,000

Total deferred tax asset	30,000	42,000

Deferred tax liability:
Accrual to cash conversion	(180,000)	(274,000)

Total deferred tax liability	(180,000)	(274,000)

Net current deferred tax asset (liability)	$(150,000)	$(232,000)

Long-term:
Deferred tax asset:
Net operating loss carryforward	$124,000	$231,000
State net operating loss carryforward	14,000	—

Total deferred tax asset	138,000	231,000

Deferred tax liability:
Capitalized software	(20,000)	(27,000)
Fixed assets	(22,000)	(25,000)

Total deferred tax liability	(42,000)	(52,000)

Net long-term deferred tax asset (liability)	$96,000	$179,000

The components of income tax expense consist of:

	March 31,
	2005	2004
Current	$1,522	$—
Deferred	1,000	27,726

	$2,522	$27,726

Z-AXIS CORPORATION

Notes to financial statements

Note 5 — Income Taxes (continued)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net (loss) compared to the income taxes in the statements of operations:

	For the Years Ended
	March 31,
	2005	2004
Income tax expense at the statutory rate	$3,700	$23,000

Change resulting from:
State and local income taxes, net of federal income tax	400	2,000
Nondeductible expenses	5,081	2,726
Change in effective tax rate	(6,659)	—

	$2,522	$27,726

At March 31, 2005, the Company has total federal income tax loss carryforwards of approximately $333,000, which expire in the years 2005 through 2022.

Note 6 — Stock Option Plan

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

Z-AXIS CORPORATION

Notes to financial statements

Note 6 — Stock Option Plan (continued)

The following table presents the activity for options outstanding:

		Weighted
	Incentive	Average
	Stock	Exercise
	Options	Price
Outstanding — March 31, 2003	205,020	$0.15
Granted	77,500	0.26
Expired	(20,000)	0.26

Outstanding – March 31, 2004	262,520	0.21
Granted	77,500	0.36
Expired	(16,707)	0.20

Outstanding – March 31, 2005	323,313	$0.24

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding
Range of Exercise Prices	Number	Life*
$.0625 - $0.1625	75,000	4.87
$.1875 - $0.2875	125,813	6.22
$.2900 - $0.3900	112,500	7.69
$.4000 - $0.5000	10,000	1.00

Total — March 31, 2005	323,313	6.26

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Z-AXIS CORPORATION

Notes to financial statements

Note 7 — Income (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Years Ended
	March 31,
	2005	2004
Numerator for diluted income per common share	$8,460	$41,424

Denominator for basic earnings per share - weighted average shares	3,825,000	3,825,000
Effect of dilutive securities — stock options	169,182	137,211

Denominator for diluted earnings per share - adjusted weighted average shares	$3,994,182	$3,962,211

Diluted income per common share	$—	$.01

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 8– Commitments

Operating Leases

The Company leases its primary office and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th, and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of March 31, 2005 the deferred rent liability is $47,062. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. Subsequent to March 31, 2005, the amount of the Irrevocable Standby Letter of Credit was reduced $24,000 to a balance of $36,000. The Irrevocable Stanby Letter of Credit will continue to reduce by $12,000 per year for the next three consecutive years ending April 2008. The Company also has office space rental agreements for the Illinois and New York locations. The Company leases the facilities from unaffiliated third parties. These leases renew on a yearly basis. Rent expense for the three leases was $157,948 and $158,132 for the years ended March 31, 2005 and 2004, respectively.

Z-AXIS CORPORATION

Notes to financial statements

Note 8– Commitments (continued)

Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
2006	$124,518
2007	124,898
2008	154,245
2009	158,340
2010	162,435
Thereafter	194,513

$918,949

Note 9- Employee Benefit Plan

On April 1, 1993, the Company established the Z-Axis Corporation 401(k) Plan (the “Plan”). Eligible employees may elect to participate in the Plan beginning on the first day of the calendar quarter following their date of hire. The Company elected to make matching contributions in amounts of ten percent of the first five percent of a participating employee’s salary deferral amount. The Company made matching contributions to the Plan in the amounts of $4,354 and $4,660 during the years ended March 31, 2005 and 2004, respectively.

Note 10 - Major Customers

The Company’s revenues are concentrated in a few customers. For the year ended March 31, 2005, one customer comprised 33% of the Company’s total sales and 20% of the accounts receivable balance at March 31, 2005. For the year ended March 31, 2004, three customers comprised 38% of the Company’s total sales and three separate customers comprised 39% of the accounts receivable balance as of March 31, 2004.

Z-AXIS CORPORATION

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company does not have any disagreements with its independent certified public accountants, Ehrhardt Keefe Steiner & Hottman PC, related to accounting and financial disclosure.

Item 8a. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Company’s principal executive and financial officer and director of finance (referred to in this periodic report as the Company’s Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Certifying Officers, the effectiveness of the Company’s disclosure controls and procedures as of the date of this Form 10-KSB, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ended March 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404, and as a result we have not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the year ended March 31, 2005 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

In connection with the audit of the period ended March 31, 2005, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, the Company’s auditors communicated to the Registrant matters it considered to be a significant deficiency in the Registrant’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company maintains a small core staff in accounting and finance, consequently some of the duties that would normally be segregated for internal control purposes cannot be assigned to other company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties. In addition, management maintains a daily, weekly and monthly accounting oversight system that includes identification of any significant or unusual transactions that warrant additional investigation.

Z-AXIS CORPORATION

PART III

     Item 9, 10, 11, 12 Directors and officers of the registrant; Executive compensation; Security ownership of certain beneficial owners and management; Certain relationships and related transactions

The information required by these Items is herein in incorporated by reference to the Z-Axis Corporation’s Proxy Statement to shareholders to be filed by July 29, 2005.

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

Date: July 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alan Treibitz	Chief Executive Officer

Alan Treibitz