Form 10QSB
period 2005-06-30
Z AXIS CORP
filed 2005-08-15
CIK 723928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2005.
Commission file number 0-11284
Z-Axis Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-0910490

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
organization)

5445 DTC Parkway, Suite 450
Greenwood Village, Colorado	80111

(Address of principal executive office)	(Zip Code)
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
Yes ☑ No ☐
The number of common shares outstanding as of June 30, 2005: 3,825,000.

PART I Financial Information
Item 1. Financial Statements
Condensed Balance Sheets

	June 30, 2005	March 31, 2005
	(Unaudited)

Assets
Current assets:
Cash	$643,208	$761,379
Trade accounts receivable, net	650,148	498,042
Other current assets	59,677	57,820

Total current assets	1,353,033	1,317,241

Non-current assets
Property and equipment, net	127,706	129,286
Restricted cash	36,031	61,023
Capitalized software development costs, net	50,667	52,621
Deposits	28,452	28,452
Deferred income taxes	142,000	96,000

Total non-current assets	384,856	367,382

Total assets	$1,737,889	$1,684,623

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,696	$38,139
Accrued expenses	105,271	102,397
Deferred revenue	41,500	35,500
Deferred income taxes	197,700	150,000
Current portion of long-term obligations	13,565	14,200

Total current liabilities	382,732	340,236

Capital lease obligations, less current portion	16,686	20,233
Deferred rent	62,041	47,062

Total liabilities	461,459	407,531

Stockholders’ equity:
Common stock	3,825	3,825
Additional paid in capital	1,446,671	1,446,671
Accumulated deficit	(174,066)	(173,404)

Total stockholders’ equity	1,276,430	1,277,092

Total liabilities and stockholders’ equity	$1,737,889	$1,684,623

See notes to condensed financial statements.

Condensed Statements of Income

	Three months ended
	June 30,
	2005	2004
	(Unaudited)

Net sales	$883,739	$801,954
Operating expenses:
Production	364,330	297,525
Research and development	25,743	24,108
General and administrative	222,969	221,627
Marketing	257,752	217,302
Depreciation	16,070	24,146
Amortization of software development costs	1,954	3,803

Total operating expenses	888,818	789,511

(Loss) income from operations	(5,079)	12,443
Other income, net:	6,917	1,327

Income before income taxes	1,838	13,770
Income tax expense	(2,500)	(4,600)

Net (loss) income	$(662)	$9,170

Weighted average number of common shares outstanding during the period
Basic	3,825,000	3,825,000
Diluted	3,825,000	3,926,393

Income per share of common stock:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Condensed Statements of Cash Flows

	Three months ended
	June 30,
	(2005)	2004
	(Unaudited)

Cash flows from operations:
Net (loss) income	$(662)	$9,170

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	16,070	25,146
Amortization of software development costs	1,954	3,803
Loss on disposal of equipment	—	2,404
Allowance for doubtful accounts	900	(9,857)
Deferred income taxes	1,700	4,600
Changes in assets and liabilities Accounts receivable	(153,006)	(7,033)
Other current assets	(1,857)	11,477
Accounts payable	(13,443)	6,856
Accrued expenses	2,874	(17,527)
Deferred revenue	6,000	(28,000)
Deferred rent	14,979	8,257

Net cash (used in) provided by operating activities	(124,491)	9,296

Cash flows from investing activities:
Purchase of property and equipment	(14,490)	(1,659)
Proceeds from sale of equipment	—	140

Net cash used in investing activities	(14,490)	(1,519)

Cash flows from financing activities:
Decrease (increase) in restricted cash	24,992	(121)
Capital lease principal payments	(4,182)	(1,339)

Net cash provided by (used in) financing activities	20,810	(1,460)

Net (decrease) increase in cash	(118,171)	6,317
Cash , beginning of period	761,379	379,788

Cash, end of period	$643,208	$386,105

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Interim Financial Information
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three-month periods ending June 30, 2005 and 2004 are not necessarily indicative of results to be expected for the full year.
Note 2. Description of Business and Summary of Significant Accounting Policies
Z-Axis Corporation, (the Company), was incorporated under the laws of the State of Colorado on May 16, 1983. The Company is engaged in consulting and presentation services. The primary market for the Company’s services is the litigation industry. These services include the strategic analysis of complex litigation issues, the design of demonstrative evidence, the production of such evidence and courtroom presentation. In addition, the Company has developed an electronic image presentation system for use in the courtroom called “VuPoint”. The services are provided through the Company’s headquarters and production facility in Denver, Colorado and its satellite sales offices in New York City, Washington D.C., Chicago, San Francisco and London.
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
Accounts Receivable
The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. Amounts determined to be uncollectible are expensed in the period such determination is made. The provision for uncollectible accounts is continually reviewed and adjusted to maintain the allowance for doubtful accounts at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The Company will write off all uncollectible accounts after all collections efforts have failed. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.
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
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of June 30, 2005 because of the relatively short maturity of these instruments.
The carrying amounts of notes payable and debt issued approximate fair value as of June 30, 2005 because interest rates on these instruments approximate market interest rates.
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
Reclassifications
Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.
Note 3. Trade accounts receivable
Trade accounts receivable consists of the following:

	June 30, 2005	March 31, 2005

Trade accounts receivable	$692,908	$539,902
Less allowance for bad debt	42,760	41,860

Trade accounts receivable, net	$650,148	$498,042

Approximately 41% of the Company’s trade accounts receivable was due from three customers at June 30, 2005.
Note 4. Debt
Long-term debt consists of the following:

	June 30, 2005	March 31, 2005

Capital lease obligations	$30,251	$34,433
Less current portion	13,565	14,200

Long term capital lease obligations	$16,686	$20,233

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $56,381 at June 30, 2005 and related accumulated depreciation as $24,250 at June 30, 2005. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.
The Company leases its primary office and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of June 30, 2005 the deferred rent liability is $62,041. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. During the first quarter of fiscal 2006 the amount of the Irrevocable Standby Letter of Credit was reduced $24,000 to a principal balance of $36,000. The Irrevocable Standby Letter of Credit will continue to reduce by $12,000 for the next three years ending April 2008. The Company also has office space rental agreements for the Illinois and New York locations. The Company leases the facilities from unrelated third parties. These leases renew on a yearly basis.

The Company entered into an agreement with a bank for a line-of-credit of $500,000 that is due July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (7% at June 30, 2005) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of June 30, 2005, there were no borrowings on the line of credit.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The accompanying Condensed Balance Sheet at June 30, 2005 and Condensed Statements of Income and Cash Flows for the three-month periods ended June 30, 2005 and 2004 should be read in conjunction with the Company’s financial statements and notes for the years ended March 31, 2005 and 2004. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.
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
OVERVIEW
Our Business
Z-Axis Corporation (the “Company”) was incorporated under the laws of the State of Colorado on May 16, 1983. The principal business and industry segment in which the Company operates is the development and production of computer-generated video graphics and other presentation materials. The Company conducts its business primarily from one location, its corporate office and production facility located in metropolitan Denver, Colorado. The Company also has sales consultants located in Chicago, Illinois; San Francisco, California; New York City, New York; Washington, D.C. and London, United Kingdom. The Company operates within only one industry segment.
The Company is in the business of providing video graphic presentation services in the litigation services industry for commercial and government customers. These services include product leasing and support for various presentation software systems used in trials, hearings and other related court proceedings. Litigation services customers are primarily law firms and corporations located throughout the United States and Europe.
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
Our Strategy
Our mission is to be the leading provider of litigation presentation solutions that simplify complex ideas and communications and deliver high value results to our clients. Our strategy includes:
•	Continue to invest in sales and marketing to grow the business.

•	Continue to strengthen our existing litigation presentation services and products to target the needs of law firms.

•	Develop new litigation presentation services and products to meet the needs of law firms and enhance our position in the market.

•	Identify and develop new customers in related markets that can benefit from our service and product offerings.

•	Continue to implement and improve processes within the Company to ensure that our services and products meet high quality standards, are delivered on time and within agreed upon budgets.
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
Marketing and Sales
Our marketing efforts continue to be targeted specifically to attorneys who specialize in complex litigation. In addition, we continue to update our website, as well as use electronic newsletters and direct mail campaigns to our customer base. The Company implemented a customer satisfaction survey system to measure and understand our clients’ needs both now and in the future. Our sales consultants frequently give presentations at litigation industry conferences and continuing legal education seminars.
One of the Company’s sales strategies continues to be to expand our service lines within the litigation market. This includes selling services earlier in the litigation process in order to ensure a continuing relationship with the attorneys over the course of a case. Management is continually monitoring, training and developing the current sales team. The Company may choose to add additional sales consultants in key locations to achieve the revenue goals set out by management.
Backlog
The Company considers expected revenue from current jobs that will continue into the next fiscal year as well as forecasted revenue from jobs that have been closed, but will not start until the future, as backlog of orders for services. Historically, management estimates backlog to be approximately $1,500,000 to $2,000,000 based on the criteria noted above. Management believes that this range is appropriate for the fiscal quarter ended June 30, 2005. Although the Company may have agreements to perform services in these amounts, in the case of litigation support services, the agreements may be cancelled or modified for such reasons as pre-trial settlement of the case being litigated or a decision to use the Company’s services to a greater or lesser extent than originally anticipated. Federal government contracts may be terminated at any time at the option of the government.

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
Employees
At June 30, 2005, the Company had 21 regular full-time employees. In addition, there is an adequate base of local well-qualified contract personnel that the Company employs from time to time as production demands require.
RESULTS OF OPERATIONS
Net Sales
Net sales for the quarter ended June 30, 2005 and 2004 were $883,739 and $801,954 respectively; representing a 10% increase during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. The increase in revenues is the result of a higher volume of jobs serviced during the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005. The Company continues to focus on lead generation and selling services earlier in the litigation process to both new and existing clients. Management expects revenues for the second quarter of fiscal 2006 to be approximately $700,000 to $850,000.
Operating Income and Expenses
The Company incurred a loss from operations in the amount of $(5,079) during the first quarter of fiscal 2006 as compared to income from operations in the amount of $12,443 during the corresponding period of the preceding fiscal year. The loss from operations during the first quarter of fiscal 2006 is due to higher production and sales and marketing costs as compared to the same period of the prior fiscal year. Production costs as a percentage of revenue during the first quarter of fiscal 2006 were 41% as compared to 37% for the same period of fiscal 2005. The increase in production cost is due to the addition of a producer who had her own litigation services business located on the west coast during the latter part of fiscal 2005, coupled with higher contract labor costs due an increase in sales. The increase in the sales and marketing costs for the first quarter of fiscal 2006 was due to the addition of the independent sales consultant in London, UK during the latter part of fiscal 2005.

Production Expenses
Production expenses were $364,330 in the first quarter of fiscal 2006 as compared to $297,525 in the first quarter of fiscal 2005. As a percentage of sales, productions expenses were 41% for the first quarter of fiscal 2006 as compared to 37% for the first quarter of fiscal 2005. As noted above, the increase in production cost is due to the addition of a producer who had her own litigation services business located on the west during the latter part of fiscal 2005, coupled with higher contract labor costs due to the increase in sales. The Company utilizes contract labor to manage production requirements for artists and producers as the revenue levels change from quarter to quarter. Production expenses are expected to continue at the rate of approximately 40% of revenue in the second quarter of fiscal 2006.
Research and Development Expenses
Research and development costs for the first quarter of fiscal 2006 were $25,743 as compared to $24,108 in the first quarter of fiscal 2005. During the majority of fiscal year 2005 and the first quarter of fiscal 2006 research and development costs were focused on maintenance of the VuPoint presentation software system, as well as development of an internal multi-user system to help track the Company’s production activities. Management expects to continue to focus the Company’s software development efforts on both the internal use system, as well as further VuPoint enhancements. Management considers VuPoint to have continued revenue potential and will continue to support the system as well as periodically incur enhancement costs to insure that the software is competitive in the Company’s market. Research and development expenses are expected to stay at the same level in the second quarter of fiscal 2006.
General and Administrative Expenses
General and administrative expenses were $222,969 in the first quarter of fiscal 2006 as compared to $221,627 in the first quarter of fiscal 2005. General and administrative costs for the first quarter of fiscal 2006 did not significantly change as compared to the same quarter for the prior fiscal year. Executive costs are combined with other general and administrative costs in the financial statements for presentation purposes. General and administrative expenses are expected to remain consistent during the second quarter of fiscal 2006 as the Company continues to monitor overhead costs relative to revenue levels.
Marketing Expenses
Marketing expenses increased 19% to $257,752 in the first quarter of fiscal 2006 as compared to $217,302 in the first quarter of fiscal 2005. The increase is primarily due to the addition of the independent sales consultant in the United Kingdom, who is developing the overseas market. The cost increases also reflect higher sales commissions due to the higher sales levels. The expenditures related to the Company’s marketing efforts are part of an overall strategic plan that management has implemented. Marketing expenses in the second quarter of fiscal year 2006 are expected to be consistent with the first quarter of fiscal 2006.
Depreciation Expense
Depreciation expense decreased 36% in the first quarter of fiscal 2006 to $16,070 from $24,146 in the first quarter of fiscal 2005. The Company’s capital purchases during the first quarter of fiscal 2005 were $14,490. The decrease in depreciation expense is expected as 86% of the cost of the fixed assets is fully depreciated. Due to the nature of the technology and the rapid changes that are made to computer and production systems, the useful lives for depreciation purposes on this equipment are relatively short. Management expects to spend approximately $65,000 during fiscal year 2006 to upgrade and replace older hardware and software technology. Depreciation expense during the second quarter of fiscal year 2006 is expected to be comparable to the first quarter.
Amortization of Software Development Costs
Amortization of capitalized software development costs were $1,954 in the first quarter of fiscal 2006 as compared to $3,803 in the first quarter of fiscal 2005. The research and development costs that were capitalized during fiscal year 2004 were for development of VuPoint 6.0, which began earning revenue in the fourth quarter of fiscal 2004. In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use”, these costs are being amortized as revenue from rental of the software and associated system operator services are earned. Management estimates that approximately $50,000 in software amortization costs will be incurred during fiscal year 2006. The timing of the amortization of the costs will be recorded when the associated VuPoint revenue is earned, which depends upon the timing of various legal court proceedings such as markman hearings and trials that our clients may be involved in during the fiscal year ended March 31, 2006.

Other Income (Expense)
Other income is $6,917 for the first quarter of fiscal year 2006 as compared to $1,327 for the first quarter of fiscal year 2005 The increase was due to collection of interest on an accounts receivable that had been outstanding for several months. Other income also includes small gains on the sale of fully depreciated computer and other equipment that is no longer used by the Company, as well as interest income on short-term investment in money market cash accounts. Management expects other income to be approx $1,000 during the second quarter of fiscal 2006.
Income Tax Expense
Income tax expense for the first quarter of fiscal 2006 is $2,500 as compared to $4,600 for the first quarter of fiscal 2005. The change in income tax expense is based on income before income taxes and fluctuates with the increases or decreases in this measure.
Net Income
Net (loss) income and basic income per share were $(662) and $0.00, respectively for the first quarter of fiscal 2006 compared to $9,170 and $0.00 for the same period of fiscal 2005. Diluted income per share was $0.00 for both the first quarter of fiscal 2006 and fiscal 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
The Company’s significant contractual obligations consist of a capital lease in the amount of $30,251 at June 30, 2005, which will be paid off during fiscal year 2008 and an operating lease for the current office space in Greenwood Village, Colorado which will require a total of $918,949 in payments over the next six years. Management expects that capital expenditures during fiscal year 2006 will be approximately $65,000. Projected sales for fiscal year ending March 31, 2006 are $3.6 million. The proceeds from collection of these sales will generate the necessary cash flow to meet operating cash obligations for fiscal 2006.
Sources and Uses of Cash
The Company’s principal source of liquidity as of June 30, 2005 consisted of $643,248 in cash and cash equivalents. Cash is generated through the sale of consulting, animation, multimedia and electronic graphics services, exhibit boards and rental and in-court services associated with the Company’s proprietary presentation system, VuPoint. Cash and a revolving line of credit are used to fund accounts payable, pay operating costs, pay principal and interest on a capital lease and acquire new equipment as needed. During the first quarter of fiscal year 2006, the Company did not need to draw any funds on the revolving line of credit.
Cash Flows from Operating Activities
Cash flows used in operations were $(124,451) for the three months ended June 30, 2005 as compared to cash flows provided by operations of $9,286 for the three months ended June 30, 2004. The decrease in cash flows from operations for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was primarily due to an increase in the accounts receivable balance at June 30, 2005. Management expects that cash flows from operations will be positive during the second quarter of fiscal 2006, as collection of these accounts receivables are realized.
Cash Flows from Investing Activities
During the first quarter of fiscal 2006, cash was used to invest in property and equipment. Capital additions were $14,490 and $1,659 during the three months ended June 30, 2005 and 2004, respectively. Capital additions, as they become necessary to meet production demands and replace equipment, will be acquired with a combination of debt financing and cash flow from operations.

Cash Flows from Financing Activities
Cash flows provided by (used in) financing activities were $20,810 and $(1,460) for the three months ended June 30, 2005 and 2004, respectively. Cash provided by financing for the first quarter of fiscal 2006 was due to the release of a portion of restricted cash funds that secure the Standby Letter of Credit on the building lease, offset by payments on the capital lease obligation. Cash used in financing during fiscal 2005 was for payments on the capital lease obligation.
Debt Instruments, Guarantees and Related Covenants
The Company entered into an agreement with a bank for a line-of-credit of $500,000 that is due July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (7% at June 30, 2005) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. The balance outstanding on the line-of-credit at June 30, 2005 was $0.
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
Contractual Obligations and Commercial Commitments
At June 30, 2005, the Company had certain cash obligations, which are due as follows:

		Less Than 1
	Total	Year	1 to 3 Years	4 to 5 Years
Capital lease obligations	$37,953	$18,808	$19,145	$—
Operating leases	894,032	123,790	453,521	316,721

Total	$931,985	$125,598	$472,666	$316,721

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk through interest rates related to our investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and we do not consider the related market risk to be material. Our long-term debt is at fixed rates of interest. We believe that fluctations in interest rates in the near term will not materially affect our operating results, financial position or cash flow.
Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Company’s principal executive and financial officer and director of finance (referred to in this periodic report as the Company’s Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Certifying Officers, the effectiveness of the Company’s disclosure controls and procedures as of the date of this Form 10-QSB, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ended March 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404, and as a result we have not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the periods ended June 30, 2005 and March 31, 2005 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.
In connection with the review of the period ended June 30, 2005 and audit of the period ended March 31, 2005, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, the Company’s auditors communicated to the Registrant matters it considered to be a significant deficiency in the Registrant’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company maintains a small core staff in accounting and finance, consequently some of the duties that would normally be segregated for internal control purposes cannot be assigned to other company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties. In addition, management maintains a daily, weekly and monthly accounting oversight system that includes identification of any significant or unusual transactions that warrant additional investigation.
PART II Other Information
Item 1. Legal proceedings
          Not applicable.
Item 2. Changes in securities
          Not applicable.
Item 3. Defaults upon senior securities
          Not applicable.
Item 4. Submission of matters to a vote of security holders
          Not applicable
Item 5. Other information
          Not applicable.
Item 6. Exhibits and reports on Form 8-K
          (a) No exhibits.
          (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2005.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:

/s/ Alan Treibitz

Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer
Date: August 15, 2005

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