Form 10QSB
period 2005-09-30
Z AXIS CORP
filed 2005-11-17
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2005.
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of September 30, 2005: 3,825,000.

PART I Financial Information
Item 1. Financial Statements
Condensed Balance Sheets

	September 30, 2005
	(Unaudited)	March 31, 2005

Assets
Current assets:
Cash	$546,243	$761,379
Trade accounts receivable, net	336,800	498,042
Other current assets	60,095	57,820

Total current assets	943,138	1,317,241

Non-current assets:
Property and equipment, net	115,361	129,286
Restricted cash	36,089	61,023
Capitalized software development costs, net	41,930	52,621
Deposits	28,468	28,452
Deferred income taxes	189,410	96,000

Total non-current assets	411,258	367,382

Total assets	$1,354,396	$1,684,623

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,503	$38,139
Accrued expenses	83,644	102,397
Deferred revenue	62,950	35,500
Deferred income taxes	77,870	150,000
Current portion of long-term obligations	13,985	14,200

Total current liabilities	274,952	340,236

Capital lease obligations, less current portion	13,028	20,233
Deferred rent	76,250	47,062

Total liabilities	364,230	407,531

Stockholders’ equity:
Common stock	3,825	3,825
Additional paid in capital	1,446,671	1,446,671
Accumulated deficit	(460,330)	(173,404)

Total stockholders’ equity	990,166	1,277,092

Total liabilities and stockholders’ equity	$1,354,396	$1,684,623

See notes to condensed financial statements.

Condensed Statements of Income

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Net sales	$342,754	$1,147,154	$1,226,493	$1,949,108
Operating expenses:
Production	288,497	434,179	652,827	731,704
Research and development	26,373	24,830	52,116	48,938
General and administrative	243,256	286,816	466,225	508,443
Marketing	213,972	217,899	471,724	435,201
Depreciation	15,734	16,968	31,804	42,114
Amortization of prior year’s software development costs	8,737	11,770	10,691	15,573

Total operating expenses	796,569	992,462	1,685,387	1,781,973

(Loss) income from operations	(453,815)	154,692	(458,894)	167,135
Other income (expense), net	1,832	(3,057)	8,749	(1,730)

(Loss) income before income taxes	(451,983)	151,635	(450,145)	165,405

Income tax benefit (expense)	165,719	(50,500)	163,219	(55,100)

Net (loss) income	$(286,264)	$101,135	$(286,926)	$110,305

Income per common share of stock:
Basic	$(0.07)	$0.03	$(0.08)	$0.03
Diluted	$(0.07)	$0.03	$(0.08)	$0.03

Weighted average number of common shares outstanding during the period
Basic	3,825,000	3,825,000	3,825,000	3,825,000
Diluted	3,825,000	3,946,231	3,825,000	3,950,946

See notes to condensed financial statements.

Condensed Statements of Cash Flows

	Six-months ended
	September
	2005	2004

	(Unaudited)	(Unaudited)
Cash flows from operations:
Net (loss) income	$(286,926)	$110,305

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	42,495	57,687
Allowance for doubtful accounts	(12,913)	(8,957)
Gain on sale of equipment	(100)	2,404
Deferred income taxes	(165,540)	55,100
Changes in assets and liabilities
Accounts receivable	174,155	(375,625)
Other current assets	(2,275)	15,218
Deposits	(16)	(20)
Accounts payable	(1,636)	8,460
Accrued expenses	(18,753)	73,146
Deferred revenue	27,450	(18,000)
Deferred rent	29,188	11,498

Net cash used in operating activities	(214,871)	(68,784)

Cash flows from investing activities:
Purchase of property and equipment	(17,879)	(27,072)
Proceeds from sale of equipment	100	140

Net cash used in investing activities	(17,779)	(26,932)

Cash flows from financing activities:
Decrease (increase) in restricted cash	24,934	(243)
Capital lease principal payments	(7,420)	(4,653)

Net cash provided by (used in) financing activities	17,514	(4,896)

Net decrease in cash	(215,136)	(100,612)
Cash , beginning of period	761,379	379,788

Cash, end of period	$546,243	$279,176

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Interim Financial Information
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three and six-month periods ending September 30, 2005 and 2004 are not necessarily indicative of results to be expected for the full year.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. From time to time during the year, the bank balances may exceed federally insured limits.
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
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of September 30, 2005 because of the relatively short maturity of these instruments.
The carrying amounts of notes payable and debt issued approximate fair value as of September 30, 2005 because interest rates on these instruments approximate market interest rates.
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
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans issued to employees of the Company. During the fiscal quarter ended September 30, 2005, the Company issued a total of 40,000 stock options to members of the Board of Directors. The terms of the options are (1) 10,000 total options with a 5 year term expiring June 30, 2011 and an exercise price of $0.5390 per share; and (2) 30,000 total options with a 10 year term expiring June 30, 2016 and an exercise price of $0.4900 per share. Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation’s net income and basic income per common share would have been changed to the pro forma amounts indicated below:

	For the six-months ended
	September 30,
	2005	2004
Net income (loss) as reported	$(286,926)	$110,305
Total stock-based compensation expense, determined under fair value accounting, net of tax effects	(9,215)	(5,536)

Pro forma net income (loss) under SFAS 123	$(296,141)	$104,769

Net income (loss) per common share:
As reported	$(0.08)	$0.03
Pro forma	$(0.08)	$0.03

Assumptions:
Dividend yield	—	—
Volatility factor	71%	46%
Risk free interest rate	4%	4%
Expected life of options (in years)	5 and 10	5 and 10
The weighted average fair value of options granted during the six -months ended September 30, 2005 and 2004 was $0.25 and $0.20 per share, respectively.
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
Reclassifications
Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.
Note 3. Trade accounts receivable
Trade accounts receivable consists of the following:

	September 30, 2005	March 31, 2005

Trade accounts receivable	$391,573	$539,902
Less allowance for bad debt	54,773	41,860

Trade accounts receivable, net	$336,800	$498,042

Approximately 39% of the Company’s trade accounts receivable was due from two customers at September 30, 2005.
Note 4. Debt
Long-term debt consists of the following:

	September 30, 2005	March 31, 2005

Capital lease obligations	$27,013	$34,433
Less current portion	13,985	14,200

Long term capital lease obligations	$13,028	$20,233

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $41,315 at September 30, 2005. The associated accumulated depreciation on this equipment was $12,245 at September 30, 2005. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.
The Company leases its primary office and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of September 30, 2005 the deferred rent liability is $76,250. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. During the first quarter of fiscal 2006 the amount of the Irrevocable Standby Letter of Credit was reduced $24,000 to a principal balance of $36,000. The Irrevocable Standby Letter of Credit will continue to reduce by $12,000 for the next three years ending April 2008. The Company also has office space rental agreements for the Illinois and New York locations. The Company leases the facilities from unrelated third parties. These leases renew on a yearly basis.
The Company entered into an agreement with a bank for a line-of-credit of $500,000 that is due July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (7.75% at September 30, 2005) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of September 30, 2005, there were no borrowings on the line of credit.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The accompanying Condensed Balance Sheet at September 30, 2005 and Condensed Statements of Income and Cash Flows for the three and six-month periods ended September 30, 2005 and 2004 should be read in conjunction with the Company’s financial statements and notes for the years ended March 31, 2005 and 2004. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.
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
Recent Developments
The Company is actively developing relationships with legal contacts in the United Kingdom, Germany and France with the intent of selling the Company’s services into these markets. During the first fiscal quarter of 2005, the independent sales consultant responsible for developing the overseas markets established a permanent residence in the United Kingdom.

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

Backlog
The Company considers expected revenue from current jobs that will continue into the next fiscal year as well as forecasted revenue from jobs that have been closed, but will not start until the future, as backlog of orders for services. Management estimates backlog to be approximately $1,300,000 to $1,500,000 based on the criteria noted above. Management believes that this range is appropriate for the fiscal quarter ended September 30, 2005. Although the Company may have agreements to perform services in these amounts, in the case of litigation support services, the agreements may be cancelled or modified for such reasons as pre-trial settlement of the case being litigated or a decision to use the Company’s services to a greater or lesser extent than originally anticipated. Federal government contracts may be terminated at any time at the option of the government
Competition
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
Employees
At September 30, 2005, the Company had 21 regular full-time employees. In addition, there is an adequate base of local well-qualified contract personnel that the Company employs from time to time as production demands require.
RESULTS OF OPERATIONS
Net Sales
Net sales for the three and six-month periods ended September 30, 2005 were $342,754 and $1,226,493, respectively. Net sales for the corresponding periods ended September 30, 2004 were $1,147,154 and $1,949,108, respectively. The sales results for the three and six-month periods ended September 30, 2005 represent a 70% and 37% decrease as compared to the same periods in the prior fiscal year. The second fiscal quarter and six-month decrease in revenues for fiscal 2006 is attributed to several factors including relatively new sales consultants in the District of Columbia, California and overseas markets and a vacancy in the sales consultant position in the Texas market. These factors coupled with a significant portion of the Company’s closed jobs delayed by the clients in starting production work resulted in the decrease in the second quarter revenues. Management is addressing these issues by providing additional sales support and lead generation tools to the sales consultants. In addition, management, sales consultants and lead producers are developing various strategies to work with the Company’s clients on starting the production cycle earlier in the litigation process. Management expects revenues for the third quarter of fiscal 2006 to be approximately $600,000 to $900,000.

Operating Income and Expenses
Loss from operations was $(453,815) and $(458,894) for the three and six-month periods ended September 30, 2005. Income from operations was $154,692 and $167,135 for the corresponding three and six-month periods ended September 30, 2004. The loss from operations for the first six months of fiscal 2006 was due to the decrease in the sales revenues described above. Operating costs for the first six months of fiscal 2006 decreased 5% as compared to the same period of fiscal year 2005, however certain operating costs are considered to be relatively fixed and generally do not fluctuate with revenue levels. Consequently, a certain minimum level of revenue is necessary to maintain a breakeven and/or operating profit position. During the first six months of fiscal 2006, the Company was not able to generate that level of revenue for the reasons noted above. Management is focused on increasing sales in the third and fourth quarters so that a profitable position can be established. In addition, management is reviewing all operating costs for efficiency and will make adjustments where they are warranted.
Production Expenses
Production expenses were $288,497 and $652,827 for the three and six-month periods ended September 30, 2005 as compared to $434,179 and $731,704 for the three and six-month periods ended September 30, 2004. These results represent a decrease of 33.6% and 10.8% for the three and six-month periods ended September 30, 2005 as compared to the same periods of the prior fiscal year. The three and six-month decrease was expected in the first and second quarters of fiscal 2006 as compared to fiscal 2005 due to the decrease in sales revenue volume as noted above. Production costs as a percentage of sales were 84.2% and 53.2% for the three and six-months ended September 30, 2005 as compared to 37.8% and 37.5% for the three and six-month periods ended September 30, 2004. Historically, production costs as a percentage of sales range between 35% to 40% depending upon the nature of the jobs and corresponding utilization of contract labor. Although, the Company uses contract labor to manage production requirements for artists and producers as the revenue levels change from quarter to quarter, a certain core group of regular full-time salaried employees are classified in the production expense category. The associated compensation and benefit costs for these employees do not fluctuate with revenue levels. As a result, when the revenue levels decrease as noted above, production costs as a percentage of sales will increase. Management expects that production costs as a percentage of sales will return to a normal level of 35% to 40% as the third and fourth quarter sales are expected to increase.
Research and Development Expenses
Research and development expenses were $26,373 and $52,116 for the three and six-month periods ended September 30, 2005 as compared to $24,830 and $48,938 for the three and six-month periods ended September 30, 2004. During the majority of fiscal year 2005 and the first and second quarters of fiscal 2006 research and development costs were focused on maintenance of the VuPoint presentation software system, as well as development of an internal multi-user system to help track the Company’s production activities. Management expects to continue to focus the Company’s software development efforts on both the internal use system, as well as further VuPoint enhancements. Management considers VuPoint to have continued revenue potential and will continue to support the system as well as periodically incur enhancement costs to insure that the software is competitive in the Company’s market. Research and development expenses are expected to stay at the same level in the third quarter of fiscal 2006.
General and Administrative Expenses
General and administrative expenses were $243,256 and $466,225 for the three and six-month periods ended September 30, 2005 as compared to $286,816 and $508,443 for the three and six-month periods ended September 30, 2004. These results represent a decrease of 15.2% and 8.3% for the three and six-month periods ended September 30, 2005 as compared to the same periods of the prior fiscal year. The decrease is due to the fact that an executive bonus based on revenue and profit levels was accrued for during the three month period ended September 30, 2004. No accrual was made during the three or six-month periods ended September 30, 2005, as the revenue and profit levels did not meet the criteria for bonus compensation. The executive bonus is part of the overall executive compensation plan developed by the Board of Directors Compensation Committee. This committee is comprised of outside members of the Board of Directors. Executive costs are combined with other general and administrative costs in the financial statements for presentation purposes. General and administrative expenses are expected to decrease during the third quarter of fiscal 2005 as there will be a vacancy in one administrative staff position that may not be refilled until the Company’s operating profit improves.

Marketing Expenses
Marketing expenses were $213,972 and $471,724 for the three and six-month periods ended September 30, 2005 as compared to $217,899 and $435,201 for the three and six-month periods ended September 30, 2004. These results represent a decrease of 1.8% for the three-months ended September 30, 2005 as compared to the three-months ended September 30, 2004 and an increase of 8.4% for the six-month period ended September 30, 2005 as compared to the six-month period ended September 30, 2004. The decrease for the second quarter of fiscal year 2006 was primarily due to lower commissions as a result of the decrease in sales levels. This decrease is offset for both the first and second quarters of fiscal 2006 due to the addition of an independent sales consultant in the United Kingdom, who is developing the overseas market. The expenditures related to the Company’s marketing efforts are part of an overall strategic plan that management has been implemented. Marketing expenses in the third quarter of fiscal year 2006 are expected to be consistent with the second quarter of fiscal 2006.
Depreciation Expense
Depreciation expense was $15,734 and $31,804 for the three and six-month periods ended September 30, 2005 as compared to $16,968 and $42,114 for the three and six-month periods ended September 30, 2004. The decrease in depreciation expense for the three and six-month periods ended September 30, 2005 as compared to the same periods in the prior fiscal year was expected as 88% of the cost of the fixed assets is fully depreciated. Due to the nature of the technology and the rapid changes that are made to computer and production systems, the useful lives for depreciation purposes on this equipment are relatively short. The Company’s capital purchases during the six months ended September 30, 2005 were $17,879. Management expects to spend a total of $65,000 during fiscal year to upgrade and replace older hardware and software technology.
Amortization of Software Development Costs
Amortization of capitalized software development costs was $8,737 and $10,691 for the three and six-month periods ended September 30, 2005 as compared to $11,770 and $15,573 for the three and six-month periods ended September 30, 2004. The research and development costs that were capitalized during fiscal year 2004 were for development of VuPoint 6.0, which began earning revenue in the fourth quarter of fiscal 2004. In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use”, these costs are being amortized as revenue from rental of the software and associated system operator services are earned . Management estimates that approximately $50,000 in software amortization costs will be incurred during fiscal year 2006. The timing of the amortization of the costs will be recorded when the associated VuPoint revenue is earned, which depends upon the timing of various legal court proceedings such as markman hearings and trials that our clients may be involved in during the fiscal year ended March 31, 2006.
Other Income (Expense)
Other income (expense) was $1,832 and $8,749 for the three and six-month periods ended September 30, 2005 as compared to $(3,057) and $(1,730) for the three and six-month periods ended September 30, 2004. The increase was due to collection of interest on an accounts receivable that had been outstanding for several months. Other income also includes small gains on the sale of fully depreciated computer and other equipment that is no longer used by the Company, as well as interest income on short-term investment in money market and certificate of deposit cash accounts.
Income Tax Expense
Income tax benefit (expense) for the three and six-month periods ended September 30, 2005 was $165,719 and $163,219 as compared to $(50,500) and $(55,100) for the three and six-month periods ended September 30, 2004. The change in income tax benefit (expense) is based on income (loss) before income taxes and fluctuates with the increases or decreases in this measure.
Net Income
Net loss and loss per common share of stock was $(286,264) and $(0.07) for the three-month period ended September 30, 2005 and $(286,926) and $(0.08) for the six-month period ended September 30, 2005. These results are compared to net income and income per share of $101,135 and $0.03 for the three-month period ended September 30, 2004 and

$110,305 and $0.03 for the six month period ended September 30, 2004. Diluted loss per common share was $(0.07) and $(0.08) for the three and six-month periods ended September 30, 2005 and as compared to diluted income per share of $0.03 for the three and six-month periods ended September 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
The Company’s significant contractual obligations consist of a capital lease in the amount of $27,013 at September 30, 2005, which will be paid off during fiscal year 2008 and an operating lease for the current office space in Greenwood Village, Colorado which will require a total of $867,353 in payments over the next six years. Management expects that capital expenditures during fiscal year 2006 will be approximately $65,000. Projected sales for fiscal year ending March 31, 2006 are $2.5 million to $3.0 million. The proceeds from collection of these sales, combined with existing cash balances, will generate the necessary cash flow to meet operating cash obligations for fiscal 2006.
Sources and Uses of Cash
The Company’s principal source of liquidity as of September 30, 2005 consisted of $546,243 in cash and cash equivalents. Cash is generated through the sale of consulting, animation, multimedia and electronic graphics services, exhibit boards and rental and in-court services associated with the Company’s proprietary presentation system, VuPoint. Cash and a revolving line of credit are used to fund accounts payable, pay operating costs, pay principal and interest on a capital lease and acquire new equipment as needed. During the first and second quarters of fiscal year 2006, the Company did not need to draw any funds on the revolving line of credit.
Cash Flows from Operating Activities
Cash flows used in operations were $(214,871) for the six-months ended September 30, 2005 as compared to cash flows used in operations of $(68,784) for the six-months ended September 30, 2004. The decrease in cash flows from operations for the six-months ended September 30, 2005 as compared to the six-months ended September 30, 2004 was primarily due to the decreases in net income, deferred income taxes and accounts receivable. Management expects that cash flows from operations will improve during the third quarter of fiscal 2006 as revenue levels increase.
Cash Flows from Investing Activities
During the six-months ended September 30, 2005, cash was used to invest in property and equipment. Capital additions were $17,879 and $27,072 during the six-months ended September 30, 2005 and 2004, respectively. Capital additions, as they become necessary to meet production demands and replace equipment, will be acquired with a combination of debt financing and cash flow from operations.
Cash Flows from Financing Activities
Cash flows provided by (used in) financing activities were $17,514 and $(4,896) for the six-months ended September 30, 2005 and 2004, respectively. Cash provided by financing for the first six months of fiscal 2006 was due to the release of a portion of restricted cash funds that secure the Standby Letter of Credit on the building lease, offset by payments on the capital lease obligation. Cash used in financing during fiscal 2005 was for payments on the capital lease obligation.
Debt Instruments, Guarantees and Related Covenants
The Company entered into an agreement with a bank for a line-of-credit of $500,000 that is due July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (7.75% at September 30, 2005) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. The balance outstanding on the line-of-credit at September 30, 2005 was $0.
Cash Management
The timing of the Company’s production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that litigation may settle before trial. Management believes that sales volumes are expected to range between $600,000 and $900,000 for the remaining quarters of fiscal year 2006, with an anticipated total sales volume of $2.5 million to $3.0 million. This volume should allow the Company to meet operating cash flow requirements and debt service obligations. Management is also focusing on marketing efforts to further enhance the Company’s position in the litigation presentation services industry and position the Company to gain market share.
Contractual Obligations and Commercial Commitments
At September 30, 2005, the Company had certain cash obligations, which are due as follows:

		Less Than 1
	Total	Year	1 to 3 Years	4 to 6 Years
Capital lease obligations	$32,400	$17,673	$14,727	$—
Operating leases	867,353	122,063	468,877	276,413

Total	$899,753	$139,736	$483,604	$276,413

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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which is effective for fiscal years beginning after December 15, 2005. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of this standard will not have a material impact on the Company’s financial statements.

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
Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Company’s principal executive and financial officer and director of finance (referred to in this periodic report as the Company’s Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Certifying Officers, the effectiveness of the Company’s disclosure controls and procedures as of the date of this Form 10-QSB, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ended March 31, 2008 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404, and as a result we have not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the periods ended September 30, 2005 and March 31, 2005 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.
In connection with the review of the period ended September 30, 2005 and audit of the period ended March 31, 2005, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, the Company’s auditors communicated to the Registrant matters it considered to be a significant deficiency in the Registrant’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company maintains a small core staff in accounting and finance, consequently some of the duties that would normally be segregated for internal control purposes cannot be assigned to other company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties. In addition, management maintains a daily, weekly and monthly accounting oversight system that includes identification of any significant or unusual transactions that warrant additional investigation.

PART II Other Information
Item 1. Legal proceedings
     Not applicable.
Item 2. Changes in securities
     Not applicable.
Item 3. Defaults upon senior securities
     Not applicable.
Item 4. Submission of matters to a vote of security holders.
The Annual Meeting of Shareholders of the Corporation was held at the corporate offices on September 23, 2005. The following individuals were elected to serve as directors of the corporation:

Name	Shares Voted For	Shares Voted “Withhold Authority”

Steven H. Cohen	2,660,158	16,000
Alan Treibitz	2,660,158	16,000
Stephanie S. Kelso	2,623,696	52,462
Marilyn T. Heller	2,660,158	16,000
Marvin A. Davis	2,638,696	37,462
James E. Pacotti, Jr.	2,638,696	37,462
Item 5. Other information
     Not applicable.
Item 6. Exhibits and reports on Form 8-K
     (a) No exhibits.
     (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2005.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:

/s/ Alan Treibitz
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer

Date: November 14, 2005

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