Form 10QSB
period 2005-12-31
Z AXIS CORP
filed 2006-02-21
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2005.
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
Yes ☐ No ☑
The number of common shares outstanding as of December 31, 2005: 3,825,000.

PART I Financial Information
Item 1. Financial Statements
Condensed Balance Sheets

	December 31, 2005	March 31, 2005
	(Unaudited)

Assets
Current assets:
Cash	$194,325	$761,379
Trade accounts receivable, net	529,175	498,042
Other current assets	32,337	57,820

Total current assets	755,837	1,317,241

Property and equipment, net	109,902	129,286
Restricted cash	36,181	61,023
Capitalized software development costs, net	31,482	52,621
Deposits	28,467	28,452
Deferred income taxes, net	226,660	96,000

Total non-current assets	432,692	367,382

Total assets	$1,188,529	$1,684,623

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$46,876	$38,139
Accrued expenses	124,693	102,397
Deferred revenue	23,000	35,500
Deferred income taxes	132,470	150,000
Current portion of capital lease obligations	14,417	14,200

Total current liabilities	341,456	340,236

Capital lease obligations, less current portion	9,257	20,233
Deferred rent	90,586	47,062

Total liabilities	441,299	407,531

Stockholders’ equity:
Common stock	3,825	3,825
Additional paid in capital	1,446,671	1,446,671
Accumulated deficit	(703,266)	(173,404)

Total stockholders’ equity	747,230	1,277,092

Total liabilities and stockholders’ equity	$1,188,529	$1,684,623

See notes to condensed financial statements.

Condensed Statements of Operations

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Net sales	$560,780	$787,321	$1,787,273	$2,736,429
Operating expenses:
Production	284,952	398,361	937,779	1,130,065
Research and development	29,745	29,771	81,861	78,709
General and administrative	226,555	234,570	692,780	743,013
Marketing	221,282	219,437	693,006	654,638
Depreciation	15,170	17,548	46,974	59,662
Amortization of software development costs	10,448	5,945	21,139	21,518

Total operating expenses	788,152	905,632	2,473,539	2,687,605

Income (loss) from operations	(227,372)	(118,311)	(686,266)	48,824
Other (expense) income, net	1,886	(501)	10,635	(2,231)

Income (loss) before income taxes	(225,486)	(118,812)	(675,631)	46,593

Income tax (expense) benefit	(17,450)	36,300	145,769	(18,800)

Net income (loss)	$(242,936)	$(82,512)	$(529,862)	$27,793

Income (loss) per common share of stock:
Basic	$(0.06)	$(0.02)	$(0.14)	$0.01
Diluted	$(0.06)	$(0.02)	$(0.14)	$0.01

Weighted average number of common shares outstanding during the period
Basic	3,825,000	3,825,000	3,825,000	3,825,000
Diluted	3,825,000	3,825,000	3,825,000	3,940,272

See notes to condensed financial statements.

Condensed Statements of Cash Flows

	Nine-months ended
	December
	2005	2004

Cash flows from operations:	(Unaudited)	(Unaudited)
Net (loss) income	$(529,862)	$27,793

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68,112	81,180
Allowance for doubtful accounts	13,813	(8,057)
Gain on sale of equipment	—	2,363
Deferred income taxes	(148,190)	18,800
Changes in assets and liabilities
Accounts receivable	(44,946)	280,423
Other current assets	25,483	17,991
Deposits	(15)	(20)
Accounts payable	8,737	(3,950)
Accrued expenses	22,296	13,795
Deferred revenue	(12,500)	(18,000)
Deferred rent	43,524	14,405

Net cash (used in) provided by operating activities	(553,548)	426,723

Cash flows from investing activities:
Purchase of property and equipment	(27,589)	(32,449)
Proceeds from sale of equipment	—	440

Net cash used in investing activities	(27,589)	(32,009)

Cash flows from financing activities:
Decrease (increase in restricted cash)	24,842	(365)
Capital lease principal payments	(10,759)	(9,060)

Net provided by (cash used) in financing activities	14,083	(9,425)

Net (decrease) increase in cash	(567,054)	385,289
Cash, beginning of period	761,379	379,788

Cash, end of period	$194,325	$765,077

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Interim Financial Information
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2005 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three and nine-month periods ending December 31, 2005 and 2004 are not necessarily indicative of results to be expected for the full year.
Note 2. Description of Business and Summary of Significant Accounting Policies
Z-Axis Corporation, (the Company), was incorporated under the laws of the State of Colorado on May 16, 1983. The Company is engaged in consulting and presentation services. The primary market for the Company’s services is the litigation industry. These services include the strategic analysis of complex litigation issues, the design of demonstrative evidence, the production of such evidence and courtroom presentation. In addition, the Company has developed an electronic image presentation system for use in the courtroom called “VuPoint”. The services are provided through the Company’s headquarters and production facility in Denver, Colorado. The Company has sales offices in New York City, Washington D.C., Chicago, San Francisco and London.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the fair value of the underlying assets and secondarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairment has been recorded as of December 31, 2005 and 2004.
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of December 31, 2005 because of the relatively short maturity of these instruments.
The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 2005 because interest rates on these instruments approximate market interest rates.
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
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans issued to employees of the Company. During the fiscal quarter ended December 31, 2005, the Company issued a total of 37,500 stock options to the President of the company. The options have a 10 year term expiring September 30, 2015 and an exercise price of $0.36 per share. Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation’s net income and basic income per common share would have been changed to the pro forma amounts indicated below:

	For the nine-months ended
	December 31,
	2005	2004
Net (loss) income as reported	$(529,862)	$27,793
Total stock-based compensation expense, determined under fair value accounting, net of tax effects	(16,303)	(20,198)

Pro forma net (loss) income under SFAS 123	$(546,165)	$7,595

Net (loss) income per common share:
As reported	$(0.14)	$0.01
Pro forma	$(0.14)	$0.00

Assumptions:
Dividend yield	—	—
Volatility factor	77%	114%
Risk free interest rate	4.46%	4%
Expected life of options (in years)	10	10
The weighted average fair value of options granted during the nine-months ended December 31, 2005 and 2004 was $0.50 and $0.35 per share, respectively.
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
Income Taxes
The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carryforward, the cash-basis treatment of certain assets and liabilities for tax purposes and property and equipment. The Company has recorded a valuation allowance of approximately $100,000 as of December 31, 2005 due to the Company’s losses in the current fiscal year and the uncertain nature of future taxable income.
Basic and Diluted Earnings Per Common Share
Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares, which consisted of stock options.
Reclassifications
Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

Note 3. Trade accounts receivable
Trade accounts receivable consists of the following:

	December 31, 2005	March 31, 2005

Trade accounts receivable	$584,848	$539,902
Less allowance for bad debt	55,673	41,860

Trade accounts receivable, net	$529,175	$498,042

Approximately 44% of the Company’s trade accounts receivable was due from three customers at December 31, 2005.
Note 4. Debt
Long-term debt consists of the following:

	December 31, 2005	March 31, 2005

Capital lease obligations	$23,674	$34,433
Less current portion	14,417	14,200

Long term capital lease obligations	$9,257	$20,233

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $41,315 at December 31, 2005. The associated accumulated depreciation on this equipment was $15,306 at December 31, 2005. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.
The Company leases its primary office and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of December 31, 2005 the deferred rent liability is $90,586. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. During the first quarter of fiscal 2006 the amount of the Irrevocable Standby Letter of Credit was reduced $24,000 to a principal balance of $36,000. The Irrevocable Standby Letter of Credit will continue to reduce by $12,000 for the next three years ending April 2008. The Company also has office space rental agreements for the Illinois and New York locations. The Company leases the facilities from unrelated third parties. These leases renew on a yearly basis.
The Company entered into an agreement with a bank for a line-of-credit of $500,000 that is due July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (8.25% at December 31, 2005) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of December 31, 2005, there were no borrowings outstanding on the line of credit.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The accompanying Condensed Balance Sheet at December 31, 2005 and Unaudited Condensed Statements of Operations and Cash Flows for the three and nine-month periods ended December 31, 2005 and 2004 should be read in conjunction with the Company’s financial statements and notes for the years ended March 31, 2005 and 2004. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.
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
Recent Developments
The Company is pursuing business in the United Kingdom and Europe with the intent of selling the Company’s services into these markets.
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
Backlog
The Company considers expected revenue from current jobs that will continue into the next fiscal year as well as forecasted revenue from jobs that have been closed, but will not start until the future, as backlog of orders for services. Management estimates backlog to be approximately $1,000,000 to $1,300,000 based on the criteria noted above. Management believes that this range is appropriate for the fiscal quarter ended December 31, 2005. Although the Company may have agreements to perform services in these amounts, in the case of litigation support services, the agreements may be cancelled or modified for such reasons as pre-trial settlement of the case being litigated or a decision to use the Company’s services to a greater or lesser extent than originally anticipated. Federal government contracts may be terminated at any time at the option of the government
Competition
The Company competes nationally with other providers of presentation services. Over the past several years, the Company has developed a high level of expertise in the design and development of technical animations and visual presentation materials for the litigation services industry. The Company specializes in the high end of the market and has developed a good reputation for its services and has established regular customers. Management does not consider any portion of its business or markets to be seasonal in nature.
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

Employees
At December 31, 2005, the Company had 19 regular full-time employees. In addition, there is an adequate base of local well-qualified contract personnel that the Company employs from time to time as production demands require.
RESULTS OF OPERATIONS
Net Sales
Net sales for the three and nine-month periods ended December 31, 2005 were $560,780 and $1,787,273, respectively. Net sales for the corresponding periods ended December 31, 2004 were $787,321 and $2,736,429, respectively. The sales results for the three and nine-month periods ended December 31, 2005 represent a 29% and 35% decrease as compared to the same periods in the prior fiscal year. The third fiscal quarter and nine-month decrease in revenues for fiscal 2006 is attributed to several factors including relatively new sales consultants in the District of Columbia, California and overseas markets and a vacancy in the sales consultant position in the Texas market. Another factor is a shift in the mix of presentation consulting services and products that attorneys who practice in the litigation market are requesting. These factors and the fact that a significant portion of the Company’s closed business was delayed, resulted in the decrease in the third quarter revenues. Management is addressing these issues by providing additional sales support and lead generation tools to the sales consultants. In addition, management, sales consultants and lead producers are developing various processes to work with the Company’s clients on starting the production cycle earlier in the litigation process. Management expects revenues for the fourth quarter of fiscal 2006 to be approximately $600,000 to $800,000.
Operating Income and Expenses
Loss from operations was $(227,372) and $(686,266) for the three and nine-month periods ended December 31, 2005. Income (loss) from operations was $(118,311) and $48,824 for the corresponding three and nine-month periods ended December 31, 2005. The loss from operations for the first nine months of fiscal 2006 was due to a decrease in the sales revenues described above. Operating costs for the first nine months of fiscal 2006 decreased 8% as compared to the same period of fiscal year 2005; however certain operating costs are considered to be relatively fixed and generally do not fluctuate with revenue levels. Consequently, a certain minimum level of revenue is necessary to maintain a breakeven and/or operating profit position. During the first nine months of fiscal 2006, the Company was not able to generate that level of revenue for the reasons noted above. Management is focused on generating adequate sales revenue during the fourth quarter of fiscal 2006, so as to minimize further operating losses for the fiscal year. In addition, management is reviewing all operating costs for efficiency and making adjustments where they are warranted.
Production Expenses
Production expenses were $284,952 and $937,779 for the three and nine-month periods ended December 31, 2005 as compared to $398,361 and $1,130,065 for the three and nine-month periods ended December 31, 2004. These results represent a decrease of 28% and 17% for the three and nine-month periods ended December 31, 2005 as compared to the same periods of the prior fiscal year. The three and nine-month decrease was expected due to the decrease in sales revenue volume as noted above. Production costs as a percentage of sales were 51% and 52% for the three and nine-months ended December 31, 2005 as compared to 51% and 41 % for the three and nine-month periods ended December 31, 2004. Historically, production costs as a percentage of sales range between 35% to 45% depending upon the nature of the jobs and corresponding utilization of contract labor. Although the Company uses contract labor to manage production requirements for artists and producers as the revenue levels change from quarter to quarter, a certain core group of regular full-time salaried employees are classified in the production expense category. The associated compensation and benefit costs for these employees do not fluctuate with revenue levels. As a result, when the revenue levels decrease as noted above, production costs as a percentage of sales will increase. Management expects that production costs as a percentage of sales remain at 50% for the fiscal year ending March 31, 2006.
Research and Development Expenses
Research and development expenses were $29,745 and $81,861 for the three and nine-month periods ended December 31, 2005 as compared to $29,771 and $78,709 for the three and nine-month periods ended December 31, 2004. Research and development costs are focused on maintenance of the VuPoint presentation software system, as well as development of an internal multi-user system to help track the Company’s production activities. Management expects to continue to focus the Company’s software development efforts on both the internal use system, as well as further VuPoint enhancements. Management considers VuPoint to have continued revenue potential and will continue to support the system as well as periodically incur enhancement costs to insure that the software is competitive in the Company’s market. Research and development expenses are expected to stay at the same level in the fourth quarter of fiscal 2006.

General and Administrative Expenses
General and administrative expenses were $226,555 and $692,780 for the three and nine-month periods ended December 31, 2005 as compared to $234,570 and $743,013 for the three and nine-month periods ended December 31, 2004. These results represent a decrease of 3% and 7% for the three and nine-month periods ended December 31, 2005 as compared to the same periods of the prior fiscal year. The decrease for the three and nine-months ended December 31, 2005 was due primarily to a vacancy in an administrative position during the third quarter. In addition, executive bonuses were not earned or accrued during the first three quarters of fiscal 2006, as the revenue and profit levels did not qualify for bonus compensation. Executive costs are combined with other general and administrative costs in the financial statements for presentation purposes. General and administrative expenses are expected be consistent during the fourth quarter of fiscal 2006.
Marketing Expenses
Marketing expenses were $221,282 and $693,006 for the three and nine-month periods ended December 31, 2005 as compared to $219,437 and $654,638 for the three and nine-month periods ended December 31, 2004. These results represent an increase of less than 1% and 6% for the three and nine-month periods ended December 31, 2005 as compared to the three and nine-month periods ended December 31, 2005. The increase in marketing costs is due to the investment in internet upgrades and a new website in an effort to improve processes and drive more potential customers to the Company. Expenditures related to the Company’s marketing efforts are part of an overall strategic plan that management has been implemented. Marketing expenses in the fourth quarter of fiscal year 2006 are expected to be consistent with the fourth quarter of fiscal 2006.
Depreciation Expense
Depreciation expense was $15,170 and $46,974 for the three and nine-month periods ended December 31, 2005 as compared to $17,548 and $59,662 for the three and nine-month periods ended December 31, 2004. The decrease in depreciation expense for the three and nine-month periods ended December 31, 2005 as compared to the same periods in the prior fiscal year was expected as 89% of the cost of the fixed assets is fully depreciated. Due to the nature of the technology and the rapid changes that are made to computer and production systems, the useful lives for depreciation purposes on this equipment are relatively short. The Company’s capital purchases during the nine-months ended December 31, 2005 were $27,589. Management expects to spend a total of $40,000 during fiscal year to upgrade and replace older hardware and software technology.
Amortization of Software Development Costs
Amortization of capitalized software development costs was $10,448 and $21,139 for the three and nine-month periods ended December 31, 2005 as compared to $5,945 and $21,518 for the three and nine-month periods ended December 31, 2004. The research and development costs that were capitalized during fiscal year 2004 were for development of VuPoint 6.0, which began earning revenue in the fourth quarter of fiscal 2004. In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use”, these costs are being amortized as revenue from rental of the software and associated system operator services are earned. Management estimates that approximately $30,000 in software amortization costs will be incurred during fiscal year 2006. The timing of the amortization of the costs will be recorded when the associated VuPoint revenue is ending, which depends upon the timing of various legal court proceedings such as markman hearings and trials that our clients may be involved in during the fiscal year ended March 31, 2006.
Other Income (Expense)
Other income (expense) was $1,886 and $10,635 for the three and nine-month periods ended December 31, 2005 as compared to $(501) and $(2,231) for the three and nine-month periods ended December 31, 2004. The increase was due to collection of interest on an accounts receivable that had been outstanding for several months. Other income also includes small gains on the sale of fully depreciated computer and other equipment that is no longer used by the Company, as well as interest income on short-term investment in money market and certificate of deposit cash accounts.

Income Tax Benefit (Expense)
Income tax benefit (expense) for the three and nine-month periods ended December 31, 2005 was $(17,450) and $245,769 as compared to $36,300 and $(18,800) for the three and nine-month periods ended December 31, 2004. The change in income tax benefit (expense) is based on income (loss) before income taxes and fluctuates with the increases or decreases in this measure. The Company has recorded a valuation allowance of approximately $100,000 as of December 31, 2005 due to the Company’s losses in the current fiscal year and the uncertain nature of future taxable income.
Net Income (Loss)
Net loss and loss per common share of stock was $(242,936) and $(0.06) for the three-month period ended December 31, 2005 and $(529,862) and $(0.14) for the nine-month period ended December 31, 2005. These results are compared to net loss and loss per share of $(82,512) and $(0.02) for the three-month period ended December 31, 2004 and net income and income per common share of $27,793 and $0.01 for the nine-month period ended December 31, 2004. Diluted loss per common share was $(0.06) and $(0.14) for the three and nine-month periods ended December 31, 2005 and as compared to diluted loss share of $(0.02) for the three-month period ended December 31, 2004 and diluted income per share of $0.01 for the nine-month period ended December 31, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
The Company’s significant contractual obligations consist of a capital lease in the amount of $23,674 at December 31, 2005, which will be paid off during fiscal year 2008 and an operating lease for the current office space in Greenwood Village, Colorado which will require a total of $831,967 in payments over the next six years. Management expects that capital expenditures during fiscal year 2006 will be approximately $40,000. Projected sales for fiscal year ending March 31, 2006 are $2.3 million to $2.5 million. The proceeds from collection of these sales, combined with existing cash balances and borrowing on the line of credit, will generate the necessary cash flow to meet operating cash obligations for the remainder of fiscal 2006.
Sources and Uses of Cash
The Company’s principal source of liquidity as of December 31, 2005 consisted of $194,325 in cash and cash equivalents. Cash is generated through the sale of consulting, animation, multimedia and electronic graphics services, exhibit boards and rental and in-court services associated with the Company’s proprietary presentation system, VuPoint. Cash and a revolving line of credit are used to fund accounts payable, pay operating costs, pay principal and interest on a capital lease and acquire new equipment as needed.
Cash Flows from Operating Activities
Cash flows used in operations were $(553,548) for the nine-months ended December 31, 2005 as compared to cash flows provided by operations of $426,723 for the nine-months ended December 31, 2004. The decrease in cash flows from operations for the nine-months ended December 31, 2005 as compared to the nine-months ended December 31, 2004 was primarily due to the decreases in net income and an increase accounts receivable.
Cash Flows from Investing Activities
During the nine-months ended December 31, 2005, cash was used to invest in property and equipment. Capital additions were $27,589 and $32,449 during the nine-months ended December 31, 2005 and 2004, respectively. Capital additions, as they become necessary to meet production demands and replace equipment, will be acquired with a combination of debt financing and cash flow from operations.

Cash Flows from Financing Activities
Cash flows provided by (used in) financing activities were $14,083 and $(9,425) for the nine-months ended December 31, 2005 and 2004, respectively. Cash provided by financing for the first nine months of fiscal 2006 was due to the release of a portion of restricted cash funds that secure the Standby Letter of Credit on the building lease, offset by payments on the capital lease obligation. Cash used in financing during fiscal 2005 was for payments on the capital lease obligation.
Debt Instruments, Guarantees and Related Covenants
The Company entered into an agreement with a bank for a line-of-credit of $500,000 that is due July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (8.25% at December 31, 2005) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. The balance outstanding on the line-of-credit at December 31, 2005 was $0.
Cash Management
The timing of the Company’s production volumes is largely dependent upon factors that are not within its control, namely the timing of courtroom litigation or the potential that litigation may settle before trial. Management believes that sales volumes are expected to range between $600,000 and $800,000 for the fourth quarter of fiscal year 2006, with an anticipated total sales volume of $2.3 million to $2.5 million. This volume will possibly require that the Company borrow funds on its bank line of credit to meet operating cash flow requirements and debt service obligations for the fourth quarter of fiscal year 2006. However, any funds that are borrowed are expected to be repaid during the first quarter of fiscal year 2007. Management continues to focus on marketing efforts to further enhance the Company’s position in the litigation presentation services industry and position the Company to gain market share.
Contractual Obligations and Commercial Commitments
At December 31, 2005, the Company had certain cash obligations, which are due as follows:

		Less Than 1
	Total	Year	1 to 3 Years	4 to 6 Years
Capital lease obligations	$27,982	$17,673	$10,309	$—
Operating leases	831,967	124,556	471,949	235,462

Total	$859,949	$142,229	$482,258	$235,462

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
Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Company’s principal executive and financial officer and director of finance (referred to in this periodic report as the Company’s Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Certifying Officers, the effectiveness of the Company’s disclosure controls and procedures as of the date of this Form 10-QSB, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ended March 31, 2008 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404, and as a result we have not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the periods ended December 31, 2005 and March 31, 2005 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.
In connection with the review of the period ended December 31, 2005 and audit of the period ended March 31, 2005, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, the Company’s auditors communicated to the Registrant matters it considered to be a significant deficiency in the Registrant’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company maintains a small core staff in accounting and finance, consequently some of the duties that would normally be segregated for internal control purposes cannot be assigned to other company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties. In addition, management maintains a daily, weekly and monthly accounting oversight system that includes identification of any significant or unusual transactions that warrant additional investigation.

PART II Other Information
Item 1. Legal proceedings
Not applicable.
Item 2. Changes in securities
Not applicable.
Item 3. Defaults upon senior securities
Not applicable.
Item 4. Submission of matters to a vote of security holders.
Not applicable.
Item 5. Other information
Not applicable.
Item 6. Exhibits and reports on Form 8-K
(a) No exhibits.

(b) No reports on Form 8-K have been filed during the quarter ended December 31, 2005.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.
Z-AXIS CORPORATION
By:

/s/ Alan Treibitz Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer
Date: February 21, 2006

Exhibit Index

Exhibit No.	Descriptions

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002