Form 10QSB/A
period 2005-12-31
Z AXIS CORP
filed 2006-06-09
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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

EXPLANATORY NOTE
This Amendment to the Registrant’s (the “Company”) Quarterly Report on Form 10-QSB for the three month and nine month periods ended December 31, 2005 (the “Amendment”) is being filed to correct disclosure concerning the issuance of stock options during the three months ended December 31, 2005. The issuance of a portion of these stock options was in excess of the authorized shares of common stock provided for under the Company’s Employee Stock Option Plan. (See Note 2 for additional information). As a result, these options were cancelled by agreement with option holders and reissued as non-plan options during the first quarter of fiscal year 2007.

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
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans issued to employees of the Company. During the fiscal quarter ended December 31, 2005, the Company issued a total of 37,500 stock options to the President of the company. The options have a 10 year term expiring September 30, 2015 and an exercise price of $0.36 per share. The issuance of these stock options exceeded the authorized 375,000 shares of common stock that underlie the Company’s Employee Stock Option Plan adopted by the Board of Directors and approved by the stockholders in 1996. Management noted this discrepancy during the preparation of the Company’s 10-KSB for the fiscal year ended March 31, 2006. As a result, 22,430 of these options were cancelled by agreement with the option holders and reissued as non-plan options during the first quarter of fiscal year 2007. The weighted average exercise price for the reissued options is higher than the weighted average exercise price of the original grants. After taking the cancellation into account, as of December 31, 2005, the Company had 375,000 options outstanding and exercisable with a weighted average exercise price of $0.25 and weighted average remaining life of 6.89 years. The compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation’s net (loss) income and basic (loss) income per common share would have been changed to the pro forma amounts indicated below:

	For the nine-months ended
	December 31,
	2005	2004
Net (loss) income as reported	$(529,862)	$27,793
Total stock-based compensation expense, determined under fair value accounting, net of tax effects	(2,816)	(20,198)

Pro forma net (loss) income under SFAS 123	$(532,678)	$7,595

Net (loss) income per common share:
As reported	$(0.14)	$0.01
Pro forma	$(0.14)	$0.00

Assumptions:
Dividend yield	—	—
Volatility factor	77%	114%
Risk free interest rate	4.46%	4%
Expected life of options (in years)	10	10
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
Date: June 9, 2006

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