Form 10KSB
period 2006-03-31
Z AXIS CORP
filed 2006-06-09
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006
Commission file number: 0-11284
Z-Axis Corporation
(Exact name of small business issuer in its charter)

Colorado	84-0910490
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5445 DTC Parkway, Suite 450
Greenwood Village, Colorado	80111-3143
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (303) 713-0200

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 par value
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will bee contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes ☐ No ☑
The registrant’s revenues for its most recent fiscal year were $2,945,190. The aggregate market value of the registrant’s voting stock held by non-affiliates as of March 31, 2006 was $584,510. The aggregate market value was calculated based upon the number of shares held by non-affiliates on March 31, 2006 and the price at which the registrant’s common stock traded on April 12, 2006.
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date of May 31, 2006, was 3,825,000 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Part I
Item 1. Description of Business
Recent Developments
Our Business
Business Expansion
Our Strategy
Our Products and Services
Our Customers
Sales and Marketing
Backlog
Competition
Suppliers
Management Information Systems
Employees
Risk Factors
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis or Plan of Operation Overview and Executive Summary
Liquidity and Capital Resources
-Cash Requirements
-Sources and Uses of Cash
-Debt Instruments, Guarantees and Related Covenants
-Cash Management
Critical Accounting Policies and Estimates
Recently Issued Accounting Pronouncements
Market Risks
Other Matters
Forward Looking Statements
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B Other Information

Part III
Except with respect to Item 13 below, the information required under this Part III is incorporated herein by reference to the proxy statement relating to our 2006 annual meeting of stockholders. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services
SIGNATURES
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
President's Letter to Shareholders
References in this Form 10-KSB to “us,” “we,” “our,” “Z-Axis” and the “Company” refer to the registrant, Z-Axis Corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-KSB may include, for example, statements about:
•	our ability to complete the proposed exchange with Silicon Mountain, which is described in Part I of this 10-KSB beneath “Business – Recent Developments;”

•	an inability to sell our existing video graphic presentation operations to the Z-Axis investor group on terms approved by our independent directors, which is also described under “Business – Recent Developments;”

•	our failure or inability to obtain stockholder approval of the exchange and LLC sale transactions;

•	our executive officers and directors having potential or actual conflicts of interest in approving the exchange with Silicon Mountain and the sale of the Z-Axis video graphic presentation operations;

•	a change in control of Z-Axis if the exchange and the sale transactions are concluded;

•	the ability of a financial advisor to render a fairness opinion on the exchange and sale transactions;

•	the transformation of our business from one operating in the litigation services industry to one operating in the computer memory business;

•	our securities’ ownership being concentrated after the exchange and LLC sale transactions;

•	a number of risks associated with the computer memory industry, in which we will operate if the exchange is consummated;

•	a further change in control if, following the exchange, Z-Axis acquires one or more additional businesses for stock;

•	the ability of Z-Axis after the exchange to secure financing in order to expand its operations or to pay for acquisitions using cash;

•	volatility in our operating results, both within and among fiscal quarters and fiscal years;

•	our financial and operational performance following the exchange and sale transactions;

•	our ability to sustain our operations in the litigation services industry if the exchange and the sale transactions do not occur;

•	our ability to reduce in future periods the significant loss we experienced in 2005;

•	our current dependence on a small number of video graphic presentations to generate the vast majority of our revenues during any particular quarter or fiscal year, which dependence will continue if the exchange and sale transactions are not concluded;

•	our limited liquidity and an inability to raise additional capital;

•	financial limitations on our ability to increase our marketing and selling activities, which may adversely affect our ability to secure new customers;

•	our dependence on sales consultants and independent contractors who assist us in securing new customers and performing video production activities;

•	the settlement of one or more suits in which we are providing litigation support services, which could adversely impact our expected sales in current or future periods;

•	long lead times associated with obtaining new customers and performing our litigation support services;

•	our reliance on government customers that may face budget limitations in securing litigation support services from us;

•	intense competition in our industry and in the computer memory industry;

•	our public securities’ limited liquidity and trading, as well as the current lack of a viable trading market;

•	our stock’s current trading level, which results in our stock being considered a “penny stock” under applicable SEC rules and which subjects broker-dealers to additional disclosure and other requirements when executing trades in our stock;

•	our inability to secure research coverage and market makers to make an active market in our stock; and

•	delisting of our securities from the OTC Bulletin Board if, following the exchange, we do not comply with one or more of the listing standards of the OTC Bulletin Board.
The forward-looking statements contained in this Form 10-KSB are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part I under the heading “Description of Business -Risk

Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed forward-looking information is no longer reasonably attainable.
PART I
Item 1. Description of Business
Recent Developments
As disclosed in the Form 8-K filed by Z-Axis with the SEC on May 10, 2006, we entered into a stock exchange agreement, or the exchange agreement, with Silicon Mountain Memory, Incorporated, a Colorado corporation (“Silicon Mountain”), our principal stockholders, and Silicon Mountain’s principal stockholders on May 7, 2006. The exchange agreement provides that at closing we will exchange (the “exchange”) a total of 4,973,284 post-split shares of Z-Axis for all of the outstanding capital stock of Silicon Mountain. As a result of the exchange, Silicon Mountain will become a wholly-owned subsidiary of ours. Prior to the closing, we anticipate transferring all of our pre-closing assets and liabilities to a wholly-owned limited liability company, which we refer to as Z-Axis LLC. At the closing, it is anticipated that certain of our current principal stockholders, officers and directors, or the Z-Axis investor group, will through their own limited liability company acquire all of the outstanding membership interests of Z-Axis LLC, which will then hold all of our pre-closing assets and liabilities. We refer to this transaction as the sale of the LLC or the LLC sale. The purchase price to be paid in the LLC sale will be approximately $60,000 in cash, the redemption at closing of common stock owned by the Z-Axis investor group valued at approximately $90,000 and a promissory note in the principal amount of $150,000. These amounts are not yet agreed upon in writing and may change before a written agreement is signed between us and the purchasing LLC to be formed by the Z-Axis investor group.
Following the closing, the exchange and the LLC sale, Z-Axis’ business will become that of Silicon Mountain, and the Z-Axis investor group will thereafter own and operate our preexisting business of developing and producing video, computer-generated graphics and multimedia presentations for commercial and government customers in the litigation services industry. Silicon Mountain develops, assembles and markets open-source memory solutions based on Flash memory and DRAM technologies that are sold direct to end users.
Immediately prior to the closing of the exchange and the LLC sale, and subject to stockholder approval, we will implement a one-for-nine reverse stock split of our common stock, which will reduce our outstanding shares of common stock from 3,825,000 shares to 425,000 shares (before issuance of the 4,973,284 post-split shares of our common stock to the Silicon Mountain stockholders in the exchange). We will also change our name to include the term Silicon Mountain. After the reverse stock split and assuming the closing of the exchange, the Silicon Mountain stockholders will own 4,973,284 shares of our common stock, or approximately 92.1% of our then-outstanding common stock (before taking into account the redemption of shares from the Z-Axis investor group). The foregoing does not take into account 2,059,255 post-split shares of common stock issuable on full exercise of options held by Silicon Mountain optionees and outstanding under the Silicon Mountain equity incentive plan, which we will assume effective as of the closing (subject to stockholder approval), and options to acquire 52,770 post-split shares of common stock that are held by optionees under our existing stock option plan.
In connection with the proposed sale of the LLC, we are acting through a special committee of independent directors, or the special committee, who are disinterested in the LLC sale. The special committee has engaged an independent financial advisory firm to render a fairness opinion with respect to the exchange and the sale of the LLC. The parties anticipate that the closing will take place in June or July 2006, with the exact timing subject to the review of the Z-Axis proxy statement that will be filed with the Securities and Exchange Commission, or SEC, shortly after this Form 10-KSB is filed. Before making any voting decision, the Z-Axis stockholders are urged to read carefully in its entirety the proxy statement (when available) regarding the exchange and the sale of the LLC because the proxy statement will contain important information about the proposed transactions. Our stockholders and other interested parties will be able to obtain, without charge, a copy of the proxy statement (when available) and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. Our stockholders and other interested parties will also be able to obtain, without charge, a copy of the proxy statement and other relevant documents (when available) by directing a request by mail or telephone to Z-Axis Corporation, 5445 DTC Parkway, Suite 450, Greenwood Village, Colorado 80111, telephone: 303-713-0200.
The exchange is subject to various other conditions, including approval of the exchange and the LLC sale by our stockholders, approval of the exchange by Silicon Mountain’s stockholders, the truth and accuracy of representations and warranties in all material respects as of closing, receipt of legal opinions in customary form, the simultaneous consummation of the exchange and the sale of the LLC, and the receipt of a fairness opinion covering the exchange and the sale of the LLC from a financial advisory firm. We cannot assure that all such conditions will be satisfied or that the closing will occur as anticipated, if ever.
Our Business
Z-Axis Corporation was incorporated under the laws of the State of Colorado on May 16, 1983. Our principal business is the development and production of video, computer-generated graphics and multimedia presentations used principally in litigation support services. We conduct our business primarily from one location, our corporate office and production facility located in metropolitan Denver, Colorado. During fiscal years 2006 and 2005, we also had sales consultants located in Chicago, Illinois; Northern California; New York City, New York; Washington, DC, and London, United Kingdom. The Company operates within only one industry segment.
Our video, computer-generated graphics and multimedia presentations are generally used as litigation support tools by mid-size and large U.S.-based law firms and their commercial and government clients. Litigation support tools use video, computer-generated graphics and multimedia presentations to help explain complex factual and legal issues, to emphasize key concepts and facts, and to present information in a visually compelling manner that will facilitate rapid recollection by fact finders including judges, juries and arbitration panels. We also provide equipment leasing and support for various presentation software systems used in trials, hearings and other related court proceedings. During fiscal years 2006 and 2005, sales were derived exclusively from litigation services and support.

Business Expansion
We are continuing to pursue business in the United Kingdom and Europe with the intent of selling our litigation support services into these markets. We have established a relationship with an independent sales consultant located in London with whom we are working to develop this business. In fiscal 2006 and fiscal 2005, we generated less than 5% of our total net sales to international customers in the U.K. and Europe.
Our Strategy
Our mission is to be the leading provider of litigation presentation solutions that simplify complex ideas and communications and deliver high value results to our clients. Our strategy includes:
•	Continue to emphasize sales and marketing to grow our business.

•	Continue to strengthen our existing litigation support services and presentation products to target the needs of law firms and their clients.

•	Develop new litigation presentation services and products that will meet the needs of law firms and their clients and enhance our position in the market.

•	Identify and develop new customers in related markets that can benefit from our service and product offerings.

•	Continue to implement and improve processes to ensure that our services and products meet high quality standards, are delivered on time and within agreed-upon budgets.
Our Products and Services
Our products may consist of any combination of live action video, computer-generated graphics, photographs, graphic artwork, document presentation, special effects and presentation exhibit boards. These litigation support products are especially useful in conveying and making more understandable highly technical or complex facts or concepts, and in allowing trial participants to emphasize points that are critical to their case or particular claims.
Our presentations with video animation and computer graphics are delivered to customers on videotape or in an electronic format. The material can be presented using computers, videotape players or by electronic courtroom presentation systems such as Trial Director, Sanction or a Z-Axis proprietary system called “VuPoint”. Our VuPoint system is an advanced electronic courtroom presentation system consisting of proprietary software used in combination with off-the-shelf hardware. We do not sell the VuPoint system to third parties or our customers, but use it to develop and produce electronic courtroom presentations for trial teams, outside counsel and in-house attorneys. We hold a patent covering a portion of the software technology used in the VuPoint system. We have been using the VuPoint system since early 1997. We believe the VuPoint system offers us a way to increase our sales from electronic courtroom presentations and we intend to continue refining and enhancing the system in accordance with our strategic business plan.
Z-Axis has trial presentation system consultants that can work with clients in courtroom and war room settings with these systems and further enhance the client’s success with their presentations to juries, judges and arbitration panels.

Our Customers
Our customers are primarily large and medium-sized law firms that provide representation to their clients in litigation proceedings including trials, markman (patent) hearings, summary judgment hearings and related court proceedings. Although certain customers from time to time may each provide more than 10% of our net sales, we are not dependent upon any single customer or group of customers except as otherwise described herein. No customers accounted for more than 10% of total net sales in fiscal 2006 as compared to one customer that accounted for 33% of total net sales in fiscal 2005.
Marketing and Sales
Our marketing efforts continue to be targeted specifically to attorneys who specialize in complex litigation. In addition, we have updated our website from time to time, and we use electronic newsletters and a direct mail campaign to communicate with our customer base. We have also implemented a customer satisfaction survey system to measure and understand our clients’ needs both now and in the future. Our sales consultants frequently give presentations at litigation industry conferences and continuing legal education seminars.
One of our sales strategies is to expand our product and service lines within the litigation market. This includes selling litigation support products and services earlier in the litigation process in order to ensure a continuing relationship with the attorneys over the course of a case. Management actively monitors the current sales team and also seeks to further develop their sales potential. We may from time to time choose to add additional sales consultants in key locations, if such consultants are available, to seek to achieve the sales goals established by management.
Backlog
We consider backlog to be comprised of two elements: backlog in progress and expected backlog. We consider litigation support products being produced for, and litigation support services being rendered to, our customers as of the end of the fiscal year and that will continue to be rendered into the following fiscal year to be backlog in progress. Backlog in progress is typically “funded” backlog, meaning that the customer has contractually committed to expend a certain amount and, in the case of governments or government agencies, funding has been appropriated and authorized for expenditure. We consider expected net sales from customer orders that have been placed but as to which production has not yet started or services are not yet being rendered to be expected backlog. Expected backlog reflects management’s estimate of future net sales from existing written contracts, such as signed contracts, a written task order under a master contract, a master contract, a subcontract or other types of written authorization, including change orders to existing written agreements and purchase orders. In the case of contracts with governments or governmental agencies, the expected backlog may represent amounts as to which funding has not yet been appropriated and authorized for expenditure.
As of March 31, 2006, management estimates that our total backlog, including backlog in progress and expected backlog, was between approximately $1,000,000 to $1,200,000, an amount consistent with estimated backlog at the end of the prior fiscal year. Management believes that the backlog will stay at approximately this level in the second and third quarters of fiscal 2007.
Other companies that offer litigation support services that are similar to ours may not calculate backlog in the same manner as we do, because their calculations are based on different subjective factors or because they use a different methodology. Therefore, information presented by us regarding our total backlog, which consists of backlog in progress and expected backlog, may not be comparable to similar presentations by others. The amount of expected backlog is not exact or guaranteed; however, it represents what our management team reasonably believes, based upon subjective factors such as past experience with the particular customers, the type of services or products and present budgetary expectations and information about the customers’ needs and other business circumstances, will become backlog in progress. These estimates are based upon the information in our possession at the time the estimate is made. If our management does not accurately assess each of these factors, or if it does not include all of the variables that affect the net sales we will recognize from estimated backlog, the potential value of estimated backlog may not reflect actual net sales achieved in subsequent periods. As a result, there can be no assurance we will ultimately receive amounts included in total backlog or that total backlog includes all net sales that we may ultimately receive under contracts existing at any one time. There is no specific formula for the estimates we make in arriving at estimated backlog. If sufficient information is not available upon which to base an estimate, or we do not have prior experience with a particular customer, management may not include any unfunded portion of a contract in total backlog until such time as a reasonable estimate can be made.
Furthermore, many factors that affect the scheduling of trials and other legal proceedings could alter the actual timing of net sales related to amounts included in total backlog. There is also the possibility that contracts could be adjusted or cancelled in a manner that would affect the realization of expected net sales reflected in backlog. For example, pre-trial settlement of a litigated matter or a decision to use our services to a greater or lesser extent than originally anticipated may cause actual net sales to vary from amounts included in total backlog. Additionally, Federal government contracts may be terminated at any time at the option of the government, which could also impact our expected net sales from backlog. Nevertheless, we believe that total backlog is important information for investors, reflecting on our potential future performance.
Competition
The Company competes nationally with other providers of presentation products and services. We believe that there is a large potential market for litigation support services, with no single company holding a dominant market share and with many smaller companies competing for presentation and litigation support contracts. Litigation support firms compete on the basis of presentation quality, ability to incorporate special effects and advanced computer-generated images, presentation design, ability to meet budget targets and delivery benchmarks, reputation and prior experience, and price. We believe that presentation quality and the ability to meet budget and delivery requirements are the principal factors considered by customers when selecting a litigation services firm. We believe that contracts for lower-budget presentations are often awarded based on the geographic location of the litigation services firm, although the ability to deliver presentations electronically has allowed firms such as ours to compete for lower-budget presentations without incurring excessive travel costs. However, our focus on higher-end presentations means that our geographic location is not often an issue that is considered to be important by our customers. Many of our existing and potential competitors in the litigation support industry have greater financial resources, a wider range of product offerings, longer operating histories and more extensive technical and production expertise than we do. We cannot assure you that we will be successful in maintaining our position against current and potential competitors in the presentation and litigation support market or in establishing a presence in any new markets we seek to enter. There can be no guarantee that we will be able to compete successfully in the future.
Over the years, we have developed a high level of expertise in the design and development of technical animations and visual presentation materials for the litigation services industry. Z-Axis competes at the high end of this market which is limited to a limited number of national law firms and a select group of regional firms and their clients, and which typically involve substantial claims for damages by one or both parties. We believe we have developed a good reputation for our litigation support products and services and that an indication of our doing so is reflected in our having established repeat customers. Management does not consider any portion of our business or markets to be seasonal in nature.
Suppliers
Production labor is the key element required to produce our presentations and to provide litigation support services. The majority of our production labor is provided by regular full-time producers, artists and editors, with a smaller portion being provided by independent contractors. We have the ability to increase or decrease labor cost as sales levels vary with the volume and size of the presentations or litigation support services that are in progress at any given time. Nonetheless, the settlement of a particular proceeding or the cancellation of a contract on short notice may result in our incurring some labor costs that cannot be recouped. Also, while our use of independent contractors enables us to keep fixed labor costs lower than might otherwise be the case, our use of those contractors also subjects us to risks associated with our ability to obtain the contractors’ services on short notice or to use their services for specific periods of time. Other materials and equipment that we use to provide our services are readily available from a number of sources both locally and on a national level. The Company has not encountered any difficulty in obtaining these materials or equipment or in servicing its equipment.
Management Information Systems
We currently use several management information tools, including electronic scheduling of resources, tracking of job progression and standard computerized accounting systems. We do not require a computerized system for purchasing, as all materials and supplies purchasing is entered directly into the accounting system. The systems currently in place generate daily, weekly, monthly, quarterly and annual reports that track sales volume, costs, labor efficiency and other relevant management information. We seek to enhance our management information systems as necessary to provide additional decision-making information to our management team.
Employees
At March 31, 2006, we had 19 full-time employees. In addition, we retain from time to time the services of independent contractors to assist us in producing presentations or in rendering litigation support services. These contractors are generally paid an hourly fee for their services. We believe there are sufficient independent contractors available on relatively short notice to fulfill our outside staffing requirements for production of most litigation support presentations which we are retained to prepare.
Risk Factors
You should consider carefully all of the material risks described below, together with the other information contained in this Report. We believe that the risks described below are the material risks we face. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Current Business
We generated a significant loss in fiscal 2006 and a modest profit in fiscal 2005, and we cannot assure you when or if we will be able to return to profitability.
In fiscal 2006, we generated net sales of $2.9 million and had a net loss of $425 thousand. In fiscal 2005, our net sales totaled $3.5 million and we had net income of $8,000. We have a limited number of litigation support service customers, so it continues to be difficult for us to accurately forecast our quarterly and annual net sales. However, we use our forecasted net sales to establish our production and litigation support services budgets. Most of our expenses are fixed in the short term and some of our expenses are incurred in advance of receipt of sales revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. We cannot assure you if, or when, we will return to profitability. If we continue to experience losses, the value of your investment in us may decline.
Because we depend on a small number of customers for our sales in particular fiscal periods, our net sales and operating results are highly volatile and our business can fluctuate substantially in and among fiscal periods.
In fiscal 2006 no customer accounted for more than 10% of sales as compared to one customer 33% of sales in fiscal 2005. This dependence on a limited number of customers impacts our accounts receivable as well, with four customers and one customer accounting for 61.6% and 20.0% of accounts receivable in fiscal 2006 and fiscal 2005, respectively. If we are unsuccessful in obtaining new customers or retaining current customers, we may not be able to maintain or increase our sales.
Our litigation support presentations are generally used in legal proceedings in which substantial damages are claimed, which as a practical matter limits the size of our target market.
The video, computer-generated graphics and multimedia presentations that we develop for our customers are most often used in lawsuits and other legal proceedings in which at least one party is seeking substantial damages. In cases of this nature, law firms and their clients will generally allocate a larger budget to more sophisticated multimedia presentations that can communicate effectively complex factual and legal information to juries and judges. In cases with smaller damages at issue, law firms generally use lower end, “off-the-shelf” software to develop presentations or may elect not to use visual or multimedia aids in presenting their cases. As such, there are only a limited number of proceedings in which our litigation support services are likely to be used by law firms and their clients. This may as a practical matter limit the size of our potential market for litigation support services. If we cannot extend our services into other markets, which we historically have been unable to do, we may be unable to grow our business.
Advances in presentation, video, graphic and multimedia technologies that make such technologies more widely available or easily usable may adversely affect our ability to obtain new presentation customers or to effectively market our services.
The presentations that we develop and market often combine video, graphic and other multimedia technologies. Advances in these technologies have allowed some law firms and their clients to develop presentations in-house or to use limited outside resources. If law firms and their clients outsource less of their litigation support services, our sales may be negatively impacted. Significant advances in presentation technologies that become commonly available may negatively impact our sales and our ability to market our services. We may be required to invest in more advanced video, computer and graphic equipment in order to allow us to prepare and market more sophisticated presentations. If we do not keep pace with advances in presentation technologies or develop customer services that add value to presentations, our sales may decline and the value of your investment may be lost.
We depend on sales consultants and a small number of employees to market our litigation support services, and our sales and operating results could be harmed if they fail to do so effectively.
Most of our litigation support customers are obtained through the efforts of our officers and sales consultants. We have engaged sales consultants in several states and an independent sales consultant in the United Kingdom. These relationships are informal in nature and are generally terminable by either party on short notice, and the written agreements between us and the sales consultants generally describe the compensation payable to the consultants for the business which they generate for us. If we lose the services of one or more sales consultants, we may lose some of our ability to generate future business. Because the sales consultants may terminate their relationships with us at any time, we cannot assure you that we will retain the sales consultants with which we currently have relationships or that we can secure new sales consultants if we lose the services of those with which we currently work. Any of these events could adversely impact our marketing and sales activities, with a corresponding negative impact on our future operating results.
We use independent contractors to assist in production of video and multimedia presentations for our customers, which may expose us to risks associated with timely performance of services or quality control issues that could harm our customer relationships.
We currently maintain relationships with several independent contractors who assist us in performing pre-production, production and post-production services for video, graphic and multimedia presentations. These relationships are informal in nature and are generally terminable by either party on short notice. Additionally, the written agreements between us and these independent contractors generally describe the compensation payable to the independent contractors for the services that they provide to us. Because these independent contractors are only used periodically, we have no assurance they will be available to assist us when needed. If an independent contractor’s performance did not meet our expectations or if a contractor decided to terminate his or her relationship with us, we would look to replace that independent contractor with another. If doing so took longer than anticipated, or if a new contractor was unable to perform pre-production, production or post-production services for budgeted amounts and at quality levels acceptable to our customers, sales of our services could decline, particularly if customers felt their presentations did not meet their quality expectations.
We face significant competition in the litigation support services industry and in the production of video, graphic and other presentations, which could adversely affect our future operating results, financial condition and liquidity and our ability to grow our business.
The litigation support services industry is highly competitive, with a significant number of small companies that provide such services to law firms and other customers. Several of our competitors are part of large, diversified multimedia or production companies which have significantly greater financial resources and a wider range of presentation services than we do. If these larger competitors introduce video or other presentation products similar to ours at lower prices, our sales to existing customers could decline and our margins would suffer. Further, if these competitors promote their services at prices lower than ours or use advertising campaigns to stimulate demand for their litigation support services, we could be forced to compete using similar programs, thereby increasing our costs and reducing our margins. The competitive environment for litigation support services is likely to remain difficult and may adversely affect our future sales and operating results, financial condition and liquidity and our ability to grow our business. We cannot assure you that we will be able to compete effectively in the litigation support services industry.
We have a limited base of potential customers and no long-term contracts with our customers.
There are only a limited number of law firms and clients that are potential customers for our video, computer-generated graphics and multimedia presentations. We have no long-term agreements with any of our customers and, accordingly, our services are contracted for only periodically and as needed by our customers. If a particular lawsuit or legal proceeding settles before trial, as most such proceedings do, our customers may elect to terminate our services before all of the work that we expected to perform is completed. This would reduce our sales and could significantly harm our business and operating results. The early termination of a customer contract for any reason may have a significant negative impact on our operating results in the period in which such termination occurs, or perhaps even in subsequent periods.
If our video, computer-generated graphics and multimedia presentations do not meet customer expectations related to quality, cost or other factors, we may be subject to damage claims or litigation or we may lose customers.
The nature of our business involves a fair degree of subjectivity in assessing presentation methods and effectiveness, alternative means of presenting information, and the content that is incorporated within a presentation. Some of the decisions that relate to these factors are outside of our control, but may have a marked effect on the presentation end product. Budget limitations can also have a significant impact on a presentation, particularly on the use of special or creative effects in post-production. Any of these factors could cause presentation quality to fall short of customer expectations. Although we strive to establish realistic understandings with our customers as to a presentation’s appearance and cost, it is possible that a customer could seek to terminate our services, withhold payment for our services, or to obtain damages that resulted from litigation support services that did not meet the customer’s expectations. If a customer did agree to accept a presentation that fell short of its expectations, those unfulfilled expectations could cause the customer to cease using our services. We cannot assure you that our video, computer-generated graphics and multimedia presentations will meet customer expectations or that we will not suffer claims or customer losses in performing litigation support services.
We have only one production facility and if this facility were to experience a fire, flood or other calamity, our operations could be substantially harmed.
Substantially all of our pre-production, production and post-production services are performed at our headquarters facility in the Denver, Colorado metropolitan area. Although we believe other production facilities exist at which we could produce presentations for our customers, we may not be able to find an alternate facility that could meet our production requirements on short notice. Even if an alternate facility was found, our production costs would likely increase, particularly if we needed such a facility on short notice. A natural disaster or other event that resulted in the destruction or loss of part or all of our headquarters facility could interrupt or stop our production activities, which could significantly harm our business and operations.

The loss of Alan Treibitz or Stephanie S. Kelso could significantly harm our operations and our marketing efforts.
Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of Alan Treibitz and Stephanie S. Kelso, our chief executive officer and president, respectively. We have an employment agreement with Mr. Treibitz, but we and Mr. Treibitz believe that the agreement is no longer in effect except with respect to certain confidentiality and non-disclosure obligations. We have no employment agreement with Ms. Kelso. We cannot guarantee that these individuals will remain employed with us. If we lose the services of Mr. Treibitz or Ms. Kelso, or if they are unable to devote their efforts to our operations for any reason, our business may be significantly impaired. We have a small key man life insurance policy on Mr. Treibitz but do not maintain such a policy on the life of Ms. Kelso. We cannot assure you that we will be able to attract qualified senior management personnel when and if required.
We rely on trade secret and non-disclosure agreements and a single patent to protect certain aspects of our proprietary information, the loss or misappropriation of which could have an adverse impact on our business.
We produce our presentations using certain production processes that we consider to be trade secrets. It is possible that a third party could obtain our production processes through unauthorized means or could attempt to duplicate these processes. In this event, we could lose any competitive advantage we currently possess and our business could be adversely affected. The patent we hold pertains to the VuPoint advanced electronic courtroom presentation system software. We do not sell the VuPoint system but use this system internally when engaged in production and presentation activities. We seek to obtain confidentiality and non-disclosure agreements from our employees, sales consultants and independent contractors that have access to our proprietary information. Such agreements may not be sufficient to give us effective protection from unauthorized disclosure of confidential trade secrets.
Risks Related to Our Common Stock
Our common stock is subject to the SEC’s penny stock rules, which may cause broker-dealers executing trades in our stock to experience difficulty in completing customer transactions and which may adversely affect the trading of our common stock.
Because we have net tangible assets of less than $5.0 million and our common stock’s market price per share is less than $5.00, transactions in our common stock are currently subject to the “penny stock” rules under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents identifying certain risks of investing in “penny stocks,” a purchaser’s legal remedies, and information about the market for “penny stocks;” and

•	obtain a signed and dated acknowledgment from the purchaser that he, she or it actually received the required risk disclosure documents before a transaction in a “penny stock” is completed.
Broker-dealers may find it difficult to complete customer transactions as a result of our stock being subject to these rules, and trading activity in our securities may have been, and may continue to be, adversely affected as a result. This may cause the market price of our common stock to be less than it might otherwise be, and you may find it more difficult to sell our common stock if you desire to do so.
Our common stock is quoted on the OTC Bulletin Board, which limits the liquidity and price of our common stock more than if it was quoted or listed on The Nasdaq Stock Market or a national exchange.
Our securities are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. We believe that quotation of our common stock on the OTC Bulletin Board limits the liquidity and price of our common stock more than if our common stock were quoted or listed on The Nasdaq Stock Market or a national exchange. We do not, however, qualify for a listing on Nasdaq or a national exchange. We cannot assure you that our common stock will continue to be authorized for quotation by the OTC Bulletin Board or any other market in the future, in which event the liquidity and price of our securities would then be even more adversely impacted.
Our stock price is highly volatile, and you may not be able to resell your shares at or above recent public sale prices.
There has been, and continues to be, a limited public market for our common stock, and an active trading market for our common stock has not and may never develop or be sustained. If you purchase shares of our common stock, you may not be able to resell those shares at or above the price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:
•	actual or anticipated fluctuations in our operating results;

•	our inability to obtain research coverage;

•	changes in market valuations of other litigation service support companies, particularly those that market high-end products and services such as ours;

•	announcements by us or our competitors of significant customer contracts, acquisitions, strategic partnerships, joint ventures or capital infusions;

•	introduction of technologies or product enhancements that reduce the need for our litigation support services;

•	the loss of one or more key customers or the settlement of one or more large cases soon after our engagement; and

•	departures of key personnel.
Further, we cannot assure investors in our common stock that they will be able to liquidate their investment without considerable delay, if at all. The factors which we have discussed in this report may have a significant impact on the market price of our common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.
Risks Related to the Exchange and the Sale of the LLC
The following is a non-exclusive description of some of the risks that may relate to the exchange and the LLC interests purchase transactions that are described beneath “Description of Business – Recent Developments.” These transactions are required by the terms of the agreements to which they relate to occur simultaneously. We cannot assure you that these transactions will be closed. The proxy statement that relates to our forthcoming annual meeting, at which our stockholders will be asked to approve the exchange and the sale of the LLC, will include a more complete description of the exchange and the sale of the LLC, as well as information concerning the business of Silicon Mountain. Our stockholders and other parties are urged to read the proxy statement carefully upon its availability.
The closings of the exchange and the LLC sale are subject to the fulfillment or waiver of a number of conditions, including approval of such transactions by our stockholders and approval of the exchange by the Silicon Mountain stockholders. If any of these conditions are not fulfilled or waived or if the required stockholder approvals are not obtained, the exchange and the LLC sale will not close.
We expect to file shortly with the SEC a proxy statement that will describe the exchange and the sale of the LLC. Following the proxy statement’s review by the SEC and our addressing comments received from the SEC, the proxy statement will be mailed to our stockholders and they will be asked to approve both the exchange and the LLC sale transactions. Until you receive and review the proxy statement, you will not have a basis to evaluate the possible merits or risks of the exchange with Silicon Mountain or the sale of the LLC. These transactions are subject to the fulfillment or waiver of a number of conditions to closing, including the approval of our stockholders, the assignment of our headquarters facility lease to the LLC, and the assumption of our existing bank line of credit by the LLC. The lease assignment to the LLC and line of credit assumption by the LLC must take place before the closing of the LLC sale and the exchange can occur. The Silicon Mountain stockholders must also approve the exchange. If any of the closing conditions are not fulfilled or waived, or if the requisite stockholder votes in favor of the transactions are not obtained, the exchange and the sale of the LLC will not close. In that event, we will continue our current business of providing litigation support services to law firms and their clients. We cannot assure you that the exchange and the sale of the LLC will close or that these transactions will be approved by our stockholders or those of Silicon Mountain.

If we complete these transactions, we will then be subject to numerous risks inherent in operating a business in the computer memory business, which is the business in which Silicon Mountain is engaged. Although our management has considered the risks inherent in Silicon Mountain’s business, we cannot assure you that our management team has properly assessed all of the significant risks present in Silicon Mountain’s business. Even if we properly assessed such risks, some of those risks will be outside of the control of Silicon Mountain’s management team and may not be within their ability to affect. Our purchase of Silicon Mountain and the sale of our existing litigation support business, if closed, do not provide any assurance that the value of your investment in us will be enhanced.
Our current officers and directors will resign upon consummation of the exchange and the LLC sale, and Silicon Mountain’s management, most of the members of which have not previously managed a public company, will then operate Silicon Mountain’s business as a subsidiary of ours.
Our executive officers and directors will resign these positions at such time, if ever, that the exchange and the sale of the LLC close. At that time, the directors of Silicon Mountain will become the members of our board of directors and those directors will then appoint our new executive officers. The members of the Z-Axis investor group will thereafter operate our current business through the LLC, which we will no longer own. While we have reviewed the background and experience of the directors and officers of Silicon Mountain who will become our directors and executive officers following the exchange and the sale of the LLC, we cannot assure you that their background and experience will maintain or enhance our future operating results. A majority of the directors and officers of Silicon Mountain have not previously been involved in managing a public company, which could increase the time and resources that must be expended following the exchange for these persons to become familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations after the exchange.
Closing of the exchange will take place concurrently with the sale of our litigation support business and will result in our doing business in the computer memory industry, which will expose us to a variety of risks that are quite different from those currently faced by us.
Following the exchange, we will no longer own or operate our litigation support business, and will instead then be engaged in the sale of computer memory products, which is the business in which Silicon Mountain is engaged. The computer memory industry is highly competitive, often experiences significant price decreases that can impact the value of held inventory, and is an industry with a relatively limited number of suppliers. These are not the only risks that we will face after the exchange and our entry into the computer memory business. Silicon Mountain depends on a limited number of suppliers, but has identified alternate suppliers for key memory components. It has also taken steps to address inventory risk by reducing inventory levels, obtaining inventory on a “real-time” basis, and increasing inventory turns. There is no assurance that these steps will protect Silicon Mountain from the highly competitive environment in the computer memory industry, that Silicon Mountain will generate favorable operating results, or that Silicon Mountain will not encounter adverse conditions in the computer memory industry that are outside of its control. After the exchange, we will be exposed to all of these risks and others associated with Silicon Mountain’s business. There can be no assurance that we will be successful in mitigating these risks following the exchange. If we fail to do so, our operating results and financial condition may be adversely affected, perhaps significantly. This would cause a decline in the value of the common stock you own in Z-Axis.

If following the exchange we issue stock to complete an additional business combination, your equity interest in us could be reduced or there may be a change in control of our company.
Silicon Mountain has completed two business combinations in the last four years and has announced its intention to complete a pending acquisition immediately before the exchange closes. Silicon Mountain has informed us that it intends to undertake additional combinations in the future, although none are probable at this time except as described above. If we complete one or more additional business combinations after the exchange is closed, we may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of common and preferred stock, to companies with which we then seek to combine. Our issuance of additional shares of common stock or any preferred stock to pay for additional post-exchange business combinations:
•	may significantly reduce your equity interest in us;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may among other things:
•	limit our ability to use any net operating loss carry forwards we have; and

•	result in the resignation or agreed-upon removal of our then-officers and directors; and
•	may adversely affect the then-prevailing market price for our common stock.
The value of your common stock may decline if any of these events occur.
If following the exchange we acquire a company by issuing debt securities, our post-exchange operating results may decline due to increased interest expense or our liquidity may be adversely affected by an acceleration of our indebtedness.
Following the exchange, if we undertake one or more additional business combinations that require us to issue debt securities as part of the purchase price, such issuances may result in:
•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•	acceleration, even if we are then current in our debt service obligations, if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and such covenants are breached without waiver or renegotiation;

•	a required immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt securities contain covenants restricting our ability to obtain additional financing.

Substantial amounts of our common stock could be sold commencing one year after the exchange, which could depress our stock price.
We cannot predict the effect, if any, that market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock after the exchange and the LLC sale. The common stock that we will issue to the Silicon Mountain stockholders on closing of the exchange will be “restricted securities” under the Securities Act. These shares are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market could reduce the market price of our common stock. Our officers and directors and the holders of at least 95% of the common stock to be issued to the Silicon Mountain stockholders have agreed to enter into lock-up agreements with us under which they have agreed not to sell any of their shares for 12 months after the closing of the exchange. Sales of shares held by these officers, directors and stockholders after expiration of these agreements may likewise cause a decline in the market price of our stock.
Our stock ownership will be concentrated after the exchange and the LLC sale.
Following the exchange and the LLC sale, we expect that the Silicon Mountain stockholders who receive shares in the exchange will own 92.1% of our outstanding shares of common stock. Because Silicon Mountain has less than 35 stockholders, our common stock will be held by relatively few investors following the exchange. Messrs. Rudolph (Tre´) Cates, Dennis Clark, Roger Haston, Patrick (Shaun) Hanner and Mark Crossen, each of whom are currently directors and stockholders of Silicon Mountain, will following the exchange become directors of Z-Axis and will own 16.1%, 8.7%, 8.2%, 4.9% and 31.4%, respectively, of our outstanding common stock. There is no limitation on the portion of our outstanding common stock that may be acquired by any given investor or group of investors in the secondary market. If we consummate the exchange, Silicon Mountain investors owning a large proportion of our common stock will have significant influence over major decisions of corporate policy and other matters submitted to a vote of our stockholders.
If we do not conduct an adequate due diligence investigation of Silicon Mountain, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause the value of your investment to fall.
In order to meet our disclosure and financial reporting obligations under the Federal securities laws, we are obligated to conduct a due diligence investigation of Silicon Mountain. Even if we complete extensive due diligence on Silicon Mountain, we cannot assure you that this diligence will surface all material issues that may be present Silicon Mountain’s business, or that factors outside of Silicon Mountain’s business will not later arise. If our diligence fails to identify issues specific to Silicon Mountain or the computer memory industry, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our then reporting losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by Silicon Mountain or by virtue of our obtaining any additional post-exchange debt financing.

We may be unable to obtain additional financing if necessary to fund the operations and growth of Silicon Mountain.
If the exchange is closed, our business will become that of Silicon Mountain. In order to grow its operations, we may require additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing is unavailable to grow Silicon Mountain’s operations, the growth of Silicon Mountain may be limited or we may be required to abandon attractive business opportunities. If we fail to secure growth financing when needed, this failure could have a material adverse effect on the operations or growth of Silicon Mountain. None of our officers, directors or stockholders or any other party is contractually required to provide any financing to us in connection with, or following, the exchange.
The exchange ratio was determined by negotiation between us and Silicon Mountain, and therefore may be more arbitrary than the price of securities for other companies in the computer memory industry.
The exchange ratio under which we have agreed to issue at closing 4,973,284 post-split shares of Z-Axis to the stockholders of Silicon Mountain, and the relative valuations of Z-Axis and Silicon Mountain that are implied by the exchange ratio, was negotiated between us and Silicon Mountain. Factors considered in determining the exchange ratio included:
•	the history and prospects of our existing business and Silicon Mountain’s business;

•	the market price of recent sales of our common stock in the market and the prices at which Silicon Mountain recently sold its securities in private placement transactions;

•	the prospects for our litigation support business as a stand-alone public company, and the prospects for Silicon Mountain’s business as a stand-alone public company;

•	our capital structure and Silicon Mountain’s capital structure;

•	an assessment of the trading history of our common stock and the prospects for development of a more active market for our common stock following the exchange;

•	the likelihood of obtaining a fairness opinion from a financial advisor that deems the exchange and the LLC sale to be fair to our stockholders from a financial point of view; and

•	other factors as were deemed relevant.
Although these factors were considered when negotiating the exchange ratio, the determination of the exchange ratio and the implied valuation of us and of Silicon Mountain is more arbitrary than if we and Silicon Mountain engaged valuation consultants and appraisers to render independent valuations of both businesses.
Item 2. DESCRIPTION OF PROPERTY
The Company’s current headquarters and production facility are located in a business park in the south metropolitan area of Denver, Colorado. The Company leases its offices and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of March 31, 2006 the deferred rent liability is $80,954. The terms of the lease also required a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. During 2006, the amount of the Irrevocable Standby Letter of Credit will be reduced to a balance of $24,000. The Irrevocable Standby Letter of Credit will continue to reduce by $12,000 per year for the next two consecutive years ending April 2008. The Company also has office space rental agreements for the Illinois and New York locations. The Illinois facility lease expires on August 31, 2006, and the New York facility is leased on a month-to-month basis. The Company leases all of its facilities from unaffiliated third parties. Management believes that the current facilities are adequate for the Company’s operations.
Item 3. LEGAL PROCEEDINGS
We are not currently party to any legal proceedings. However, on June 5, 2006, an individual alleging to be a stockholder of the Company, acting through counsel, threatened to file a purported class action lawsuit against the Company in connection with the proposed exchange with Silicon Mountain Memory, Incorporated (“Silicon Mountain”) and the proposed concurrent disposition of our existing litigation services support business. Those transactions are described more fully under “Description of Business — Recent Developments” appearing in Item 1 above, and in the Form 8-K, under Items 1.01 and 9.01, which we filed with the SEC on May 10, 2006. On June 9, 2006, we filed a Form 8-K which had as an exhibit the correspondence from counsel to the stockholder.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
The number of holders of record of the Company’s common stock as of March 31, 2006 was 395 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.
The Company has never paid a dividend with respect to its common stock and does not anticipate paying a dividend in the foreseeable future.
Since January 1995, when a market marker began making a market in our common stock, our common stock has been traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Our common stock currently is quoted on the OTC Bulletin Board under the trading symbol “ZXIS.” Since listing occurred on the Over-the-Counter market, trading of our common stock has been sporadic.
The following table sets forth, for the fiscal quarter indicated, the quarterly high and low bid prices, as reported by the OTC Bulletin Board to an internet stock price service for the period indicated:

	High	Low
Fiscal year ended March 31, 2006:
First quarter	$0.4400	$0.3500
Second quarter	0.4900	0.3400
Third quarter	0.4500	0.2900
Fourth quarter	0.2900	0.2300

	High	Low
Fiscal year ended March 31, 2005:
First quarter	$0.3500	$0.2600
Second quarter	0.3900	0.2500
Third quarter	0.8000	0.2700
Fourth quarter	0.6200	0.4100
Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual transactions.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto for the fiscal years ended March 31, 2006 and 2005. Except where otherwise noted, references to years are to fiscal years ending March 31 of the year stated. Some of the information contained in this discussion and analysis are set forth elsewhere in the Form 10-KSB, including information with respect to the exchange, the LLC sale and our plans and strategies for our business, and includes forward-looking statements that involve risk and uncertainties. Our actual results will depend upon a number of factors, including but not limited to the risk factors set forth in Part I, Item 1 above. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the securities laws.
Known Trends and Future Events
In order to reduce somewhat our dependency on large lawsuits and related legal proceedings, our management team added to our sales force in 2005 and 2006 and sought to increase the number of cases in which our litigation support services will be used. This effort was successful, as we obtained customer contracts on a record number of cases in fiscal 2006 and had more cases in production in the last half of fiscal 2006 than at any prior time. However, the average size of these cases was smaller, the timeframes shorter and the type of work was dissimilar to our work in many larger cases.
Our marketing efforts in the international market resulted in our obtaining customer contracts for more business in Europe in fiscal 2006 than in prior years. However, sales to international customers continued to comprise less than 5% of our total net sales for the fiscal year. We expect to continue our efforts to penetrate markets in the United Kingdom and European Union countries in fiscal 2007.
Subsequent to 2006 fiscal year-end, we entered into a definitive agreement under which we will acquire Silicon Mountain through the exchange. We are currently seeking to finalize the LLC sale agreement and the special committee of our board of directors has engaged a financial advisory firm to render a fairness opinion relating to these transactions. We believe that the exchange and the LLC sale will close in June or July 2006, subject to our filing of a proxy statement with the SEC and the receipt of comments from, and our providing responses to, the SEC. Although we cannot assure you that the exchange and LLC sale will close as expected or at any time, we intend to work with Silicon Mountain and the Z-Axis investor group in seeking to consummate these transactions. If these transactions are closed, our business will thereafter be the business of Silicon Mountain, and we will no longer own or operate our existing litigation support services business.

Customer Concentration
Although we are not dependent upon any one customer for our net sales, we derive a significant portion of sales from repeat business with existing clients. The percentage of sales for any one customer during a fiscal year can vary greatly depending upon the number of presentations being prepared and the magnitude of the dollar value of the contracts with that customer. Although we have relationships with several firms that provide repeat business, our sales focus is on developing relationships with many different firms throughout the country in order to expand our base of potential customers that require litigation support services. In fiscal 2006 no customer accounted for more than 10% of net sales as compared to one customer in 2005 that accounted for 33% of our net sales. This dependence on a limited number of customers impacts our accounts receivable as well, with four customers and one customer accounting for 61.6% and 20.0% of accounts receivable in fiscal 2006 and fiscal 2005, respectively. If we are unsuccessful in obtaining new customers or retaining current customers, our net sales could decrease, as the timeframe needed to re-establish these relationships or obtain new customers can be several months to years long.

Results Of Operations
The following table sets forth, for the fiscal years ended March 31, 2006 and 2005, the percentage of net sales represented by the specific items included in our statements of operations. We have included this comparison because we believe it provides a more meaningful basis for period-to-period comparisons. The financial data should not be viewed as a substitute for our historical results of operations determined in accordance with generally accepted accounting principles and does not purport to be indicative of future results of operations.

	For the Years Ended
	March 31,
	2006	2005
Net sales	100.0%	100.0%

Operating expenses
Production	46.2	41.2
Research and development	3.7	3.1
General and administrative	32.0	26.6
Marketing	31.6	25.9
Depreciation	2.1	2.2
Amortization of software development costs	1.8	0.7

Total operating expenses	117.4	99.7

(Loss) income from operations	(17.4)	0.3
Other income	0.3	0.0
Income tax benefit (expense)	2.7	(0.1)

Net (loss) income	(14.4)%	0.2%

Year Ended March 31, 2006 compared to Year Ended March 31, 2005
Net Sales
During fiscal years 2006 and 2005 sales were derived primarily from the litigation services field. Net sales decreased by $542,002, or 16%, to $2,945,190 for the year ended March 31, 2006 as compared to $3,487,192 in net sales for the year ended March 31, 2005. The decrease in sales for fiscal 2006 is attributed to several factors including (i) relatively new sales consultants in the District of Columbia, California and overseas markets, and a vacancy in the sales consultant position in the Texas market, (ii) a shift in the mix of presentation consulting services and products towards lower priced electronic graphics as opposed to more expensive multimedia and animation presentations, and (iii) the delayed start of a significant portion of the Company’s business contracted during the first three fiscal quarters of 2006. This delay resulted in net sales generated during the fourth quarter of fiscal 2006 representing 39% of total net sales for the year, an unusually high percentage as compared to the fourth quarter net sales in prior years. Net sales from other core business services such as equipment leasing and presentation consulting are expected to continue at their current levels during fiscal year 2007. Cost management measures are also in place aimed at maintaining overhead expenses at an appropriate level, as well as effective utilization of contract labor on sales producing activities. No customers accounted for more than 10% of the total sales in fiscal 2006 as compared to one customer that accounted for 33% of total sales in fiscal 2005.

The percentage of sales for any one customer during a fiscal year can vary greatly depending upon the number of projects or magnitude of the dollar value of projects obtained from that customer. Although the Company does have several firms that provide repeat business, the sales focus is on developing relationships with many different firms throughout the country in order to expand the base of potential projects arising out of the litigation services industry. The Company’s on-going operations and business are not dependent on any one customer and are not materially impacted by the effects of inflation.
The Company’s ability to maintain an effective marketing program, expand its market share in the near-term and establish new markets in the long-term, may have an effect on its future financial position and results of operations. During fiscal years 2006 and 2005, the Company had minimal increases in its expenditures for marketing and advertising efforts. In order to continue to maintain the Company’s market position in the litigation services industry, management expects that advertising and marketing expenses will stay at their current levels during fiscal year 2007. Management considers the expenses associated with an expansion of the marketing program necessary for future growth, although our ability to grow our marketing program is and will continue to be constrained by our financial position.
Operating Expenses
Operating expenses decreased $17,053, or 0.5%, to $3,459,830 for the fiscal year ended March 31, 2006 as compared to $3,476,883 for the fiscal year ended March 31, 2005. As a percentage of net sales, operating expenses were 117.4% for fiscal 2006 as compared to 99.7% for fiscal 2005. Operating costs include compensation costs for all regular full and part-time employees, as well as overhead expenses such as building rent, insurance, supplies, marketing costs and depreciation and amortization. Since a portion of these costs are fixed, increases or decreases in net sales will cause the percentage of these costs against net sales to fluctuate.
Labor expense continues to be the most significant of the Company’s operating costs. During 2006 and 2005, employee compensation and benefit costs accounted for approximately 71% and 70%, respectively, of total operating expenses. Management believes that the Company’s staffing levels and production capacity are sufficient to maintain current and anticipated near-term production levels.
Production expenses decreased $75,523, or 5.3%, to $1,361,843 for the 2006 fiscal year as compared to $1,437,366 for the 2005 fiscal year. Production costs for direct contract labor and other billable expenses generally vary directly with sales levels. Production costs as a percentage of net sales were 46.2% for fiscal year 2006 as compared to 41.2% for fiscal year 2005. Production costs include some fixed expenses for salaried full and part-time employees, as well as equipment maintenance costs and the costs of production supplies.
The Company manages fluctuations in production labor requirements through the use of employees in combination with a core of several experienced contract producers and artists. This strategy is used to manage more effectively the cost of labor, as monthly sales levels can vary significantly. The production department incurs fixed compensation and benefit costs for core staff employees including artists, producers and managers. Management reviews contracted production commitments from time to time in an effort to maximize sales while keeping production costs at an efficient level.

During the fourth quarter of fiscal 2005, the Company obtained the services of a producer who had her own litigation services business located on the West Coast. A portion of the increase in production costs as a percentage of sales during fiscal 2006 is the result of a full year of this producer’s compensation recorded during fiscal 2006, as compared to three months of compensation recorded during fiscal 2005. This addition helped to increase sales in the West Coast region, as well as provide direct production support to customers in that territory.
Research and development costs increased $2,485 or 2.3%, to $109,968 for the fiscal year ended March 31, 2006 as compared to $107,783 for the fiscal year ended March 31, 2005. In addition to developing enhancements for the VuPoint system, research and development costs for fiscal 2006 were focused on development of an internal multi-user system to help track the Company’s production activities. Management expects to continue to focus the Company’s software development efforts on both the internal user system, as well as VuPoint enhancements.
General and administrative expenses increased $17,200, or 1.9%, to $943,193 for the fiscal year ended March 31, 2006 as compared to $925,993 for the fiscal year ended March 31, 2005. Executive compensation costs are combined with other general and administrative costs in the financial statements for presentation purposes. The increase in 2006 was due to modest compensation increases for administrative and executive employees, higher general business and officer and director insurance premiums and an increase in expenses of outside board members. These increases were nearly offset by a 96% decrease in executive bonus compensation that was due to the decrease in fiscal 2006 net sales and the loss generated during that period. Management expects that general and administrative costs will remain constant during fiscal 2007, although the Company will incur additional one-time investment banking, legal and accounting expenses associated with the exchange and LLC sale in the first portion of fiscal 2007.
Marketing expenses increased $28,009, or 3.1%, to $930,927 for the fiscal year ended March 31, 2006 as compared to $902,918 for the fiscal year ended March 31, 2005. The increase in marketing costs is due to the investment in internet upgrades and a new website in an effort to improve marketing and develop more potential customers. Management expects that marketing costs will remain constant for the near future.
Depreciation expense decreased $14,384, or 19%, to $61,278 during fiscal year 2006 as compared to $75,662 during fiscal year 2005. The decrease is due to fewer purchases of property and equipment during fiscal 2006 as compared to fiscal 2005. During fiscal 2006, the Company committed $29,987 in capital purchases for various production and office equipment and software upgrades. During fiscal 2005, the Company committed $36,409 in total capital purchases. Management expects that capital expenditures will increase during fiscal 2007 as computer equipment and corporate software systems are replaced and upgraded to keep pace with the current technology. Rapid technological advances in the type of equipment that the Company uses in providing its services require that depreciable lives of the equipment be relatively short.
Amortization expense related to capitalized software development costs was $52,621 for the fiscal year ended March 31, 2006 as compared to $27,461 for the fiscal year ended March 31, 2005. Research and development costs were capitalized during fiscal year 2004. These costs were for the development of VuPoint 6.0 which began generating sales in the fourth quarter of fiscal 2004. In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use”, these costs were amortized as software use fees and associated system operator services were earned.

Sales from these use fees and services was $307,121 for fiscal year 2006 as compared to $152,563 for fiscal year 2005. As of March 31, 2006, capitalized software development costs were fully amortized.
Other Income and Expenses
Interest income (expense) was $6,882 for the fiscal year ended March 31, 2006 as compared to $(3,152) for the fiscal year ended March 31, 2005. During fiscal 2006, interest income was earned and collected on a delinquent account receivable. This interest income was offset by interest expense on capital lease obligations. Other income was $2,531 in fiscal year 2006 as compared to $3,825 in fiscal year 2005. Other income includes small gains on the sale of fully depreciated computer and other equipment that is no longer used by the Company, as well as interest income on short-term investments in money market accounts and certificates of deposit.
Income Taxes
For income tax reporting purposes, the Company files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items for tax purposes is different than that for financial statement purposes.
The Company recorded an income tax benefit of $80,579 for the year ended March 31, 2006 compared to an expense of $(2,522) for the year ended March 31, 2005. The change in income tax benefit (expense) is directly attributable to the difference in operating results in fiscal 2006 as compared to fiscal 2005. The Company has recorded a valuation allowance of approximately $100,000 as of March 31, 2006 due to the Company’s losses in the current fiscal year and the uncertain nature of future taxable income. The Company utilized approximately $347,000 of net operating loss carryforwards during fiscal 2005.
At March 31, 2006, the Company had federal income tax loss carry forwards of approximately $1,100,000 which expire in the years 2008 through 2024. The ability to utilize these tax loss carry forwards may be limited in future periods if the exchange is consummated, as the exchange will result in a change in control of Z-Axis.
Net (Loss) Income
Net loss and loss per share of common stock was $(424,648) and $(0.11) for the fiscal year ended March 31, 2006, respectively. These compare to net income and income per share of $8,460 and $0.00 for the fiscal year ended March 31, 2005, respectively. Diluted loss per share of common stock was $(0.11) for the fiscal year ended March 31, 2006 as compared to diluted income per share of common stock of $0.00 for the fiscal year ended March 31, 2005.
Liquidity and Capital Resources
Cash Requirements
The Company’s significant contractual obligations consist of a capital lease in the amount of $20,233 which will be paid off during fiscal year 2008 and an operating lease for the current office space in Greenwood Village, Colorado which calls for payments totaling $794,430 over the next six years. Management expects that capital expenditures during fiscal year 2007 will be approximately $80,000.

We believe that cash flow from operations in fiscal 2007 will be sufficient to meet operating cash obligations for fiscal 2007, although we cannot assure you this will be the case.
Sources and Uses of Cash
The Company’s principal source of liquidity as of March 31, 2006 consisted of $75,722 in cash and cash equivalents. Cash is generated through the sale of consulting, animation, multimedia and electronic graphics services, exhibit boards and software use fees, equipment rental and in-court litigation support services associated with the Company’s proprietary presentation system called VuPoint. Cash and a revolving line of credit are used to fund accounts payable, pay operating costs, pay principal and interest on a capital lease and acquire new equipment as needed. During fiscal year 2005, the Company did not need to draw any funds on the revolving line-of-credit. At March 31, 2006, the Company had drawn down $170,000 against the revolving line-of-credit.
Cash Flows from Operating Activities
Cash flow used in operations was $836,206 during the fiscal year ended March 31, 2006 as compared to cash flow provided by operations of $431,677 during the fiscal year ended March 31, 2005. Cash used in operations during fiscal 2006 was primarily due to the net loss of $424,648 coupled with an increase in accounts receivable of $644,510, partially offset by increases in accounts payable of $66,904 and accrued expenses of $83,265. Cash provided by operations for fiscal year 2005 consisted of net income, adjusted for depreciation, amortization, gain on sale of equipment, allowance for doubtful accounts and deferred income taxes.
Cash Flows from Investing Activities
Capital additions were $29,987 and $36,409 during the fiscal years ended March 31, 2006 and 2005, respectively. The expenditures for 2006 and 2005 were for replacement of office and production equipment. We expect to fund necessary capital additions using a combination of debt financing and cash flow from operations. We expect that any 2007 capital additions will be consistent in amount with those made in fiscal 2006 and fiscal 2005.
Cash Flows from Financing Activities
Cash flows provided by financing activities was $180,535 during fiscal year ended March 31, 2006 as compared to cash used in financing activities of $14,117 during fiscal year ended March 31, 2005. Cash provided by financing activities during fiscal year 2006 represented borrowings on the line-of- credit and a decrease in restricted cash balances, partially offset by payments made on capital leases. Cash used in financing during fiscal 2005 was primarily for payments on capital lease obligations.
Debt Instruments, Guarantees and Related Covenants
The Company established a $250,000 revolving line of credit with a bank in June 2004. The line of credit matures on July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (8.75% at March 31, 2006) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of March 31, 2006, the outstanding balance on the line of credit was $170,000.

Cash Management
The timing of the Company’s production volumes and the correlative effect on net sales is largely dependent upon factors that are not within our control, including the timing of trial and other proceedings and the settlement of claims before trial. As occurred in fiscal 2006, delays in the commencement of production activities for litigation support products or delays in providing litigation support services can have a material negative impact on net sales in the quarters in which commencement of production or support services are deferred. Sales for the first quarter of fiscal year 2007 are anticipated to be approximately $600,000 to $700,000. While we believe that net sales and the cash flow from such sales will be sufficient to meet our cash needs in 2007, we may need to make periodic borrowings under our bank line of credit in order to meet our operating needs.
Contractual Obligations and Commercial Commitments
The following table summarizes our principal contractual obligations as of March 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
		Less Than
	Total	1 Year	1 to 3 Years	4 to 5 Years
Short-term debt (1)	$170,000	$170,000	$—	$—
Capital lease obligations	21,996	16,488	5,508	—
Operating leases	796,856	127,323	475,020	194,513

Total	$988,852	$313,811	$480,528	$194,513

(1)	Represents the balance outstanding under the bank line of credit at March 31, 2006.
Critical Accounting Policies and Estimates
Our financial statements are and will be based on the selection and application of generally accepted accounting principles in the United States, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We expect to adopt new accounting policies at the time the exchange is consummated that address those critical accounting issues that are necessary for a fair presentation of the financial statements and our overall financial statement presentation. The critical accounting policies adopted at that time will likely involve a higher degree of judgment and complexity in their application than our current accounting policies which are set forth below.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade accounts receivable. The Company places its temporary cash investments with what management believes are high quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s periodic credit evaluations of its significant customers’ financial condition and their dispersion across geographic areas.
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
Stock Options
The Company has a stock option plan that provides for the grant of non-qualified stock options to employees, officers and directors of the Company. Options vest ratably over three years from the grant date. The options expire 5 or 10 years from the grant date.
The Company estimates the fair value of each stock award at March 31, 2006 and 2005 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of 0% for all years; expected volatility of 79.5% for 5 year options and 349% for 10 year options for 2006, 123% for all options in 2005, risk-free interest rates of approximately 4.8%; and expected lives of 5 and 10 years for 2006 and 2005 stock awards. During the fiscal year ended March 31, 2006, the Company granted 155,000 stock options with a weighted average price of $0.34. Subsequent to the grant of these options, management determined that 99,930 of these options were in excess of the maximum of 375,000 shares authorized for issuance under the stock option plan. As a result, these options were cancelled by agreement with the option holders and reissued as non-plan options during the first quarter of fiscal year 2007. The weighted average exercise price for the reissued options is higher than the weighted average exercise price of the original options. After taking the cancellation into account, as of March 31, 2006, the Company had 375,000 options outstanding and exercisable with a weighted average exercise price of $0.27 and weighted average remaining contractual lives of 6.05 years.
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plan as options were issued to employees and directors of the Company.
Revenue and Cost Recognition
The Company generates sales primarily from hourly-rate contracts with its customers. Some sales are generated by work with government agencies that require fixed-price contracts and are negotiated periodically to allow for changes in the amount and scope of work. Sales revenue generated from hourly-rate and fixed-price contracts is recognized as services are performed. Sales revenue is determined by the contract billing rates and the time incurred to perform the service plus reimbursable expenses. Expenses are determined by actual costs incurred.

Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, which will be effective for the Company for the fiscal year which ends March 31, 2007. This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; and those conditions are much the same as the related conditions in Statement 123. Management estimates that adoption of this standard will result in approximately $38,000 in compensation expense that will be recorded in future periods as unvested options begin to vest. If the exchange and the LLC sale close, the adoption of this standard may have a significantly different effect on us than what is currently expected, as Silicon Mountain has a far greater number of stock options outstanding than do we.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which is effective for fiscal years beginning after December 15, 2005. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. We believe the adoption of SFAS 154 will not have a material impact on our financial statements.
Market Risk
To date, substantially all of our net sales have been denominated in U.S. dollars. In fiscal 2006, approximately 3% of total net sales were made to customers outside the U.S. Accordingly, we believe that currently there is no material exposure to risk from changes in foreign currency exchange rates. As we increase our international sales, our exposure to currency fluctuations could increase if our international sales are denominated in currencies other than the U.S. dollar. We do not engage in any hedging activities and have no plans to do so in the future.
Our exposure to interest rate risk at March 31, 2006 is related to our investment of our excess cash and cash equivalents and the interest rate charged under our revolving line-of-credit. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments and maintain an average maturity of nine months or less. Due to the short-term nature of these investments, we believe there is currently no associated material exposure to interest rate risk. The interest rate on our bank line of credit is variable and subject to interest rate risk. The interest rate risk related to the line of credit is mitigated primarily by the fact that the balance under the line-of-credit has been outstanding for a short period of time in order to fund short-term cash requirements.
We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations. The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields consistent with our risk mitigation goals.
Other Matters
Backlog
Information concerning our backlog is set forth under “Description of Business – Backlog” in this Form 10-KSB.
Off-Balance Sheet Arrangements
In June 2003, we obtained an irrevocable standby letter of credit in the amount of $60,000 in favor of the landlord from which we lease our current headquarters facility. The letter of credit is secured by cash on deposit in a restricted money market account maintained at a financial institution. The letter of credit reduces at the rate of $12,000 per year and is currently scheduled to expire in April 2008. As of March 31, 2006, we did not have any other off-balance sheet financing arrangements. We do not have transactions, arrangements or relationships with variable interest entities and have not guaranteed any financial obligations of third parties.
Dividends
No dividends have been declared as of March 31, 2006 and the Company does not anticipate paying dividends in the foreseeable future.
Related Party Transactions
The Company was not a party to any related party transactions as described in Item 404 of Regulation F-B during fiscal 2006 and fiscal 2005.
Inflation
Management believes that inflation has not had a significant impact on the Company’s financial position or results of operations.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Z-Axis Corporation
Greenwood Village, Colorado
We have audited the accompanying balance sheets of Z-Axis Corporation as of March 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z-Axis Corporation as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC
May 4, 2006
Denver, Colorado

Z-AXIS CORPORATION
Balance Sheets

	March 31,
	2006	2005
Assets
Current assets
Cash	$75,722	$761,379
Accounts receivable, net of allowance of $56,573 (2006) and $41,860 (2005)	1,127,839	498,042
Other current assets	52,024	57,820

Total current assets	1,255,585	1,317,241

Non-current assets
Property and equipment, net	97,995	129,286
Restricted cash (Note 8)	36,288	61,023
Capitalized software, net	—	52,621
Deposits	28,468	28,452
Deferred income taxes	344,000	96,000

Total non-current assets	506,751	367,382

Total assets	$1,762,336	$1,684,623

Liabilities and Stockholders’ Equity

Current liabilities
Line-of-credit	$170,000	$—
Accounts payable	105,043	38,139
Accrued expenses	185,662	102,397
Deferred revenue	33,000	35,500
Deferred income taxes	315,000	150,000
Current portion of capital lease obligations	14,863	14,200

Total current liabilities	823,568	340,236

Capital lease obligations, less current portion	5,370	20,233
Deferred rent	80,954	47,062

Total liabilities	909,892	407,531

Commitments

Stockholders’ equity
Common stock, $.001 par value, 10,000,000 shares authorized, 3,825,000 shares issued and outstanding	3,825	3,825
Additional paid-in capital	1,446,671	1,446,671
Accumulated deficit	(598,052)	(173,404)

Total stockholders’ equity	852,444	1,277,092

Total liabilities and stockholders’ equity	$1,762,336	$1,684,623

See notes to financial statements.

Z-AXIS CORPORATION
Statements of Operations

	For the Years Ended
	March 31,
	2006	2005
Net sales	$2,945,190	$3,487,192

Operating expenses
Production	1,361,843	1,437,366
Research and development	109,968	107,483
General and administrative	943,193	925,993
Marketing	930,927	902,918
Depreciation and amortization	61,278	75,662
Amortization of software development costs	52,621	27,461

Total operating expenses	3,459,830	3,476,883

(Loss) income from operations	(514,640)	10,309

Other income (expense)
Interest income (expense), net	6,882	(3,152)
Loss on sale of equipment	—	(7,647)
Other income	2,531	11,472

Total other income	9,413	673

(Loss) income before income taxes	(505,227)	10,982

Income tax benefit (expense)	80,579	(2,522)

Net (loss) income	$(424,648)	$8,460

Weighted average common shares outstanding:
Basic	3,825,000	3,825,000

Diluted	3,825,000	3,994,182

Basic (loss) income per common share	$(0.11)	$0.00

Diluted (loss) income per common share	$(0.11)	$0.00

See notes to financial statements.

Z-AXIS CORPORATION
Statement of Changes in Stockholders’ Equity
For the Years Ended March 31, 2006 and 2005

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockohlders’
	Shares	Amount	Capital	Deficit	Equity
Balance — March 31, 2004	3,825,000	$3,825	$1,446,671	$(181,864)	$1,268,632

Net income	—	—	—	8,460	8,460

Balance — March 31, 2005	3,825,000	3,825	1,446,671	(173,404)	1,277,092

Net (loss)	—	—	—	(424,648)	(424,648)

Balance — March 31, 2006	3,825,000	$3,825	$1,446,671	$(598,052)	$852,444

See notes to financial statements.

Z-AXIS CORPORATION
Statements of Cash Flows

	For the Years Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net (loss) income	$(424,648)	$8,460

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	61,278	75,662
Amortization of software development costs	52,621	27,461
Loss on sale of equipment	—	7,647
Allowance for doubtful accounts	14,713	(50,300)
Deferred income taxes	(83,000)	1,000
Changes in assets and liabilities
Accounts receivable	(644,510)	332,537
Other current assets	5,796	24,704
Deposits	(16)	(19)
Accounts payable	66,904	5,252
Accrued expenses	83,265	(6,649)
Deferred revenue	(2,500)	(13,000)
Deferred rent	33,892	18,922

	(411,557)	423,217

Net cash (used in) provided by operating activities	(836,205)	431,677

Cash flows from investing activities
Purchase of property and equipment	(29,987)	(36,409)
Proceeds from sale of equipment	—	440

Net cash used in investing activities	(29,987)	(35,969)

Cash flows from financing activities
Decrease (increase) in restricted cash	24,735	(499)
Borrowing on line-of-credit	170,000	—
Capital lease principal payments	(14,200)	(13,618)

Net cash provided by (used in) financing activities	180,535	(14,117)

Net (decrease) increase in cash	(685,657)	381,591

Cash — beginning of year	761,379	379,788

Cash — end of year	$75,722	$761,379

Supplemental disclosure of cash flow information:
The Company paid $7,442 and $6,274 for interest for the years ended March 31, 2006 and 2005, respectively.
Supplemental disclosure of non-cash activity:
During 2005, the Company purchased equipment on a capital lease in the amount of $41,314.
See notes to financial statements.

Note 1 — Description of Business and Summary of Significant Accounting Policies
Z-Axis Corporation, (the Company), was incorporated under the laws of the State of Colorado on May 16, 1983. The Company is engaged in consulting and presentation services. The primary market for the Company’s products and services is the litigation industry. These services include the strategic analysis of complex litigation issues, the design of demonstrative evidence, the production of such evidence and courtroom presentation. In addition, the Company has developed an electronic image presentation system for use in the courtroom called “VuPoint”. The services are provided through its headquarters and production facility in Denver, Colorado and its satellite sales offices in New York City, Washington D.C., Chicago, San Francisco and London.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. The Company places its temporary cash investments with what management believes are high quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s periodic credit evaluations of its significant customers’ financial condition and their dispersion across geographic areas.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of March 31, 2006 because of the relatively short maturity of these instruments.
The carrying amounts of notes payable and debt issued approximated fair value as of March 31, 2006 because interest rates on these instruments approximate market interest rates.
Stock Options
The Company has a stock option plan that provides for the grant of non-qualified stock options to employees, officers and directors of the Company. Options vest ratably over three years from the grant date. The options expire 5 or 10 years from the grant date.
The Company estimates the fair value of each stock award at March 31, 2006 and 2005 by using the Black-Scholes option-pricing model. During the fiscal year ended March 31, 2006, the Company granted 155,000 stock options with a weighted average price of $0.34. Subsequent to the grant of these options, management determined that 99,930 of these options were in excess of the maximum of 375,000 shares authorized for issuance under the stock option plan. As a result, these options were cancelled by agreement with the option holders and reissued as non-plan options during the first quarter of fiscal year 2007. The weighted average exercise price for the reissued options is higher than the weighted average exercise price of the original options. After taking into account the cancellation, as of March 31, 2006, the Company had 375,000 options outstanding and exercisable with a weighted average exercise price of $0.27 and weighted average remaining contractual lives of 6.05 years.
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock –Based Compensation.” Accordingly, no compensation cost has been recognized for the stock options issued to employees of the Company. Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)
(loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	For the Years Ended
	March 31,
	2006	2005
Net (loss) income as reported	$(424,648)	$8,460
Total stock-based compensation expense, determined under fair value accounting, net of tax effects	(7,922)	(24,784)

Pro forma net (loss) under SFAS 123	$(432,570)	$(16,324)

Basic and diluted net (loss) income per common share:
As reported	$(0.11)	$0.00
Pro forma	$(0.11)	$0.00

Assumptions:
Dividend yield	—	—
Volatility factor	79.5% and 349%	123%
Risk free interest rate	4.78% and 4.8%	4%
Expected life of options (in years)	5 and 10	5 and 10
The weighted average fair value of options granted during the years ended March 31, 2006 and 2005 was $0.46 and $0.36 per share, respectively (Note 6.)
Revenue and Cost Recognition
The Company generates sales primarily from hourly-rate contracts with its customers. Some of the sales are generated by work with government agencies that require fixed-price contracts and are negotiated periodically to allow for changes in the amount and scope of work. Sales revenue generated from hourly-rate and fixed-price contracts is recognized as services are performed. Sales revenue is determined by the contract billing rates and the time incurred to perform the service plus reimbursable expenses. Expenses are determined by actual costs incurred.
Advertising Costs
The Company expenses advertising costs as incurred.
Research and Development Costs
Expenditures made for research and development are charged to expense as incurred.
Income Taxes
The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from the cash-basis treatment of certain assets and liabilities for tax purposes, net

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)
operating loss carryforwards and property and equipment.
Basic and Diluted (Loss) Income Per Common Share
Basic (loss) income per share is computed by dividing net (loss) income by the number of weighted average common shares outstanding during the year. Diluted (loss) income per share is computed by dividing net (loss) income by the number of weighted average common shares outstanding during the year, including potential common shares, which consisted of stock options. At March 31, 2006, the Company had 375,000 options outstanding that were anti-dilutive.
Comprehensive Income
The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”. The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be disclosed in the financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income. The Company had no transactions during the periods presented that would result in comprehensive income being different from reported income.
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, which will be effective for the Company for the fiscal year which ends March 31, 2007. This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. Management estimates that adoption of this standard will result in approximately $38,000 in compensation expense that will be recorded in future periods as unvested options begin to vest.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which is effective for fiscal years beginning after December 15, 2005. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in

Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)
accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. We believe the adoption of SFAS 154 will not have a material impact on our financial statements.
Note 2 — Balance Sheet Disclosures
Software development costs consist of the following:

	March 31,
	2006	2005
Capitalized software	$90,930	$90,930
Accumulated amortization	(90,930)	(38,309)

	$—	$52,621

Property and equipment consist of the following:

	March 31,
	2006	2005
Production equipment	$610,137	$592,092
Office equipment	335,199	328,789
Leasehold improvements	23,706	23,706

	969,042	944,587
Less accumulated depreciation and amortization	(871,047)	(815,301)

	$97,995	$129,286

Note 2 — Balance Sheet Disclosures (cont.)
Accrued expenses consist of the following:

	March 31,
	2006	2005
Accrued compensation	$115,941	$56,428
Accrued expenses	69,721	45,969

	$185,662	$102,397

Note 3 — Line-of-Credit
The Company entered into an agreement with a bank for a line-of-credit of $250,000 that is due July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (8.75% at March 31, 2006) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of March 31, 2006, the outstanding balance on the line-of- credit was $170,000.
Note 4 — Capital Leases
In fiscal year 2005, the Company acquired assets under the provisions of a long-term lease. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. The lease will expire in 2007. Amortization of the leased property is included in depreciation expense.
The assets under capital lease have cost and accumulated amortization as follows:

	March 31,
	2006	2005
Equipment	$41,315	$56,381
Less accumulated amortization	(18,367)	(23,229)

	$22,948	$33,152

Maturities of capital lease obligations are as follows:

Year Ending March 31,
2007	$16,488
2008	5,508

Total minimum lease payments due	21,996
Amount representing interest	(1,763)

Present value of net minimum lease payments	20,233
Less current portion	(14,863)

Long-term capital lease obligation	$5,370

Note 5 — Income Taxes
The net current and long-term deferred tax assets and liabilities include the following:

	March 31,
	2006	2005
Current:
Deferred tax asset:
Vacation accrual	$18,000	$14,000
Allowance for doubtful accounts	21,000	16,000

Total deferred tax asset	39,000	30,000

Deferred tax liability:
Accrual to cash conversion	(354,000)	(180,000)

Total deferred tax liability	(354,000)	(180,000)

Net current deferred tax asset (liability)	$(315,000)	$(150,000)

Long-term:
Deferred tax asset:
Deferred rent	$30,000	$—
Net operating loss carryforward	412,000	124,000
State net operating loss carryforward	14,000	14,000
Change in valuation allowance	(100,000)	—

Total deferred tax asset	356,000	138,000

Deferred tax liability:
Capitalized software	—	(20,000)
Fixed assets	(12,000)	(22,000)

Total deferred tax liability	(12,000)	(42,000)

Net long-term deferred tax asset (liability)	$344,000	$96,000

The components of income tax (benefit) expense consist of:

	March 31,
	2006	2005
Current	$1,225	$1,522
Deferred	(81,804)	1,000

	$(80,579)	$2,522

Note 5 — Income Taxes (continued)
The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net (loss) income compared to the income taxes in the statements of operations:

	For the Years Ended
	March 31,
	2006	2005
Income tax (benefit) expense at the statutory rate	$(171,777)	$3,700

Change resulting from:
State and local income taxes, net of federal income tax	(14,156)	400
Nondeductible expenses	5,354	5,081
Change in effective tax rate	—	(6,659)
Change in valuation allowance	100,000	—

	$(80,579)	$2,522

At March 31, 2006, the Company had total federal income tax loss carryforwards of approximately $1,100,000, which expire in the years 2007 through 2024.
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

Note 6 — Stock Option Plan (continued)
The following table presents a summary of the status of the Company’s stock option plan as of March 31, 2006:

		Weighted
	Incentive	Average
	Stock	Exercise
	Options	Price
Options outstanding — March 31, 2004	272,520	$0.21
Granted	77,500	0.36
Expired	(16,707)	0.20

Options outstanding — March 31, 2005	333,313	0.24
Granted	55,070	0.46
Expired	(13,383)	0.36

Options outstanding — March 31, 2006	375,000	$0.27

Options vested and exercisable at March 31, 2006	242,430	$0.21

The following table presents the composition of options outstanding:

	Options Outstanding
Range of Exercise Prices	Number	Price	Life*
$.0625 - $0.1625	75,000	$0.07	4.60
$.1875 - $0.2875	132,430	0.24	7.20
$.2900 - $0.3900	127,570	0.35	6.85
$.4000 - $0.5390	40,000	0.50	7.75

Total - March 31, 2006	375,000	$0.27	6.73

The following table presents the composition of options exercisable:

	Exercisable Options
Range of Exercise Prices	Number	Price	Life*
$.0625 - $0.1625	75,000	$0.07	4.60
$.1875 - $0.2875	109,926	0.23	5.73
$.2900 - $0.3900	57,504	0.35	5.28
$.4000 - $0.5390	—

Total - March 31, 2006	242,430	$0.21	5.27

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 7 — (Loss) Income Per Share
The following table sets forth the computation for basic and diluted (loss) income per share:

	For the Years Ended
	March 31,
	2006	2005
Numerator for diluted (loss) income per common share	$(424,648)	$8,460

Denominator for basic (loss) income per share - weighted average shares	3,825,000	3,825,000
Effect of dilutive securities — stock options	—	169,182

Denominator for diluted (loss) income per share - adjusted weighted average shares	3,825,000	3,994,182

Basic and diluted (loss) income per common share	$(0.11)	$0.00

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.
Note 8— Commitments
Operating Leases
The Company leases its primary office and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th, and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of March 31, 2006 the deferred rent liability is $80,954. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. During 2006, the amount of the Irrevocable Standby Letter of Credit was reduced by $24,000 to a balance of $36,000. The Irrevocable Standby Letter of Credit will continue to reduce by $12,000 per year for the next three consecutive years ending April 2008. The Company also has office space rental agreements for the Illinois and New York locations. The Company leases all of its facilities from unaffiliated third parties. These leases renew on a yearly or month-to-month basis, respectively. Rent expense for the three leases was $156,337 and $157,948 for the years ended March 31, 2006 and 2005, respectively.

Note 8— Commitments (continued)
Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
2007	$127,323
2008	154,245
2009	158,340
2010	162,435
2011	166,530
Thereafter	27,983

$796,856

Note 9- Employee Benefit Plan
On April 1, 1993, the Company established the Z-Axis Corporation 401(k) Plan (the “Plan”). Eligible employees may elect to participate in the Plan beginning on the first day of the calendar quarter following their date of hire. The Company elected to make matching contributions in amounts of ten percent of the first five percent of a participating employee’s salary deferral amount. The Company made matching contributions to the Plan in the amounts of $4,356 and $4,354 during the years ended March 31, 2006 and 2005, respectively.
Note 10 — Major Customers
The Company’s net sales are concentrated in a few customers. For the year ended March 31, 2006, no customer accounted for more than 10% of the total sales and four separate customers comprised 61.6% of the accounts receivable balance at March 31, 2006. For the year ended March 31, 2005, one customer comprised 33% of the Company’s total sales and 20% of the accounts receivable balance at March 31, 2005.
Note 11 — Subsequent Events (unaudited)
As disclosed in the Form 8-K filed by Z-Axis with the SEC on May 10, 2006, the Company entered into a stock exchange agreement, or the exchange agreement, with Silicon Mountain Memory, Incorporated, a Colorado corporation (“Silicon Mountain”) on May 7, 2006. The exchange agreement provides that at closing the Company will exchange (the “exchange”) a total of 4,973,284 post-split shares of Z-Axis for all of the outstanding capital stock of Silicon Mountain. As a result of the exchange, Silicon Mountain will become a wholly-owned subsidiary of the Company. Prior to the closing, the Company anticipates transferring all of the pre-closing assets and liabilities to a wholly-owned limited liability company, which is referred to as Z-Axis LLC. At the closing, it is anticipated that certain of the current principal stockholders, officers and directors, or the Z-Axis investor group, will, through their own limited liability company, acquire all of the outstanding membership interests of Z-Axis LLC, which will then hold all of the pre-closing assets and liabilities. The Company refers to this transaction as the sale of the LLC or the LLC sale. The purchase price to be paid in the LLC sale will be $60,000 in cash and the redemption at closing of common stock owned by the Z-Axis investor group valued at approximately $90,000 and a note payable to Silicon Mountain for $150,000 at a rate of prime plus 2.0%.
We are not currently party to any legal proceedings. However, on June 5, 2006, an individual alleging to be a stockholder of the Company, acting through counsel, threatened to file a purported class action lawsuit against the Company in connection with the proposed exchange with Silicon Mountain Memory, Incorporated (“Silicon Mountain”) and the proposed concurrent disposition of our existing litigation services support business. Those transactions are described more fully under “Description of Business – Recent Developments” appearing in Item 1 above, and in the Form 8-K, under Items 1.01 and 9.01, which we filed with the SEC on May 10, 2006. On June 9, we filed a Form 8-K which had as an exhibit the correspondence from counsel to the stockholder.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 8A. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Company’s principal executive and financial officer and director of finance (referred to in this periodic report as the Company’s Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Certifying Officers, the effectiveness of the Company’s disclosure controls and procedures as of the date of this Form 10-KSB, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ended March 31, 2008 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), may also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404. Although we believe that the controls and procedures that were in place for the year ended March 31, 2006 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed that this will likewise be accurate with respect to Section 404’s requirements. As a result, there is the possibility that material weaknesses as defined in Section 404 could exist.
In connection with the audit of the period ended March 31, 2006, there were no “Reportable Events” within the meaning of Item 304(a)(1)(iv) of Regulation S-B. However, the Company’s auditors communicated to the Registrant matters it considered to be a significant deficiency in the Registrant’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company maintains a small core staff in accounting and finance, consequently some of the duties that would normally be segregated for internal control purposes cannot be assigned to other company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties. In addition, management maintains a daily, weekly and monthly accounting oversight system that includes identification of any significant or unusual transactions that warrant additional investigation.

Limitations on Effectiveness of Controls
Our management, including our principal executive and financial officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within Z-Axis have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting are subject to risks.
Item 8B. OTHER INFORMATION
Not applicable.
PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement relating to its 2006 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
Item 10. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement relating to its 2006 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement relating to its 2006 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement relating to its 2006 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
Item 13. EXHIBITS
(a) The following documents are incorporated by reference:
     1. Exhibits:
Pursuant to Regulation 240.12b-23, Exhibits 3.1 and 3.2 (Articles of Incorporation
and Bylaws) are incorporated by reference from the Registration Statement on Form
S-18, SEC File No. 2-85302-D, effective September 15, 1983.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement relating to its 2006 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:	/s/ Alan Treibitz

Alan Treibitz
Chief Executive Officer
Date: June 9, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alan Treibitz	Chief Executive Officer

Alan Treibitz

Exhibit Index

Exhibit No	Description
31.1	Certification of the CEO

31.2	Certification of the Director of Finance and Administration

32.1	Certification of the CEO — Section 906 of Sarbanes-Oxley

32.2	Certification of the Director of Finance and Administration — Section 906 of Sarbanes-Oxley

99.1	President’s Letter to Shareholders