Form 10QSB
period 2006-06-30
Z AXIS CORP
filed 2006-08-14
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2006.
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
Yes ☐ No ☑
The number of common shares outstanding as of the latest practicable date, August 11, 2006: 3,825,000.
Transitional Small Business Disclosure Format
Yes ☐ No ☑

PART I Financial Information
Item 1. Financial Statements
Condensed Balance Sheets

	June 30, 2006	March 31, 2006
	(Unaudited)

Assets
Current assets:
Cash	$28,679	$75,722
Trade accounts receivable, net	933,806	1,127,839
Other current assets	46,780	52,024

Total current assets	1,009,265	1,255,585

Non-current assets
Property and equipment, net	87,946	97,995
Restricted cash	36,369	36,288
Deposits	28,468	28,468
Deferred income taxes	384,000	344,000

Total non-current assets	536,783	506,751

Total assets	$1,546,048	$1,762,336

Liabilities and stockholders’ equity
Current liabilities:
Line-of-credit	$230,000	$170,000
Accounts payable	60,699	105,043
Accrued expenses	262,884	185,662
Deferred revenue	41,000	33,000
Deferred income taxes	229,000	315,000
Current portion of capital lease obligations	15,322	14,863

Total current liabilities	838,905	823,568

Capital lease obligations, less current portion	1,363	5,370
Deferred rent	82,730	80,954

Total liabilities	922,998	909,892

Stockholders’ equity:
Common stock, $.001 par value, 10,000,000 shares authorized, 3,825,000 shares issued and outstanding	3,825	3,825
Additional paid in capital	1,446,671	1,446,671
Accumulated deficit	(827,446)	(598,052)

Total stockholders’ equity	623,050	852,444

Total liabilities and stockholders’ equity	$1,546,048	$1,762,336

See notes to condensed financial statements.

Condensed Statements of Income

	Three months ended
	June 30,
	2006	2005
	(Unaudited)

Net sales	$682,473	$883,739
Operating expenses:
Production	339,337	364,330
Research and development	30,075	25,743
General and administrative	436,689	222,969
Marketing	218,957	257,752
Depreciation	12,819	16,070
Amortization of software development costs	—	1,954

Total operating expenses	1,037,877	888,818

Loss from operations	(355,404)	(5,079)
Other income, net:	1,335	6,917

(Loss) income before income taxes	(354,069)	1,838
Income tax benefit (expense)	124,675	(2,500)

Net loss	$(229,394)	$(662)

Weighted average number of common shares outstanding during the period
Basic	3,825,000	3,825,000
Diluted	3,825,000	3,825,000

Income per share of common stock:
Basic	$(0.06)	$0.00
Diluted	$(0.06)	$0.00

Condensed Statements of Cash Flows

	Three months ended
	June 30,
	2006	2005
	(Unaudited)

Cash flows from operations:
Net loss	$(229,394)	$(662)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,819	16,070
Amortization of software development costs	—	1,954
Allowance for doubtful accounts	(35,214)	900
Deferred income taxes	(126,000)	1,700
Changes in assets and liabilities
Accounts receivable	229,247	(153,006)
Other current assets	5,244	(1,857)
Accounts payable	(44,344)	(13,443)
Accrued expenses	77,222	2,874
Deferred revenue	8,000	6,000
Deferred rent	1,776	14,979

Net used in operating activities	(100,644)	(124,491)

Cash flows from investing activities:
Purchase of property and equipment	(2,770)	(14,490)

Net cash used in investing activities	(2,770)	(14,490)

Cash flows from financing activities:
Decrease (increase) in restricted cash	(81)	24,992
Net borrowing on line of credit	60,000	—
Capital lease principal payments	(3,548)	(4,182)

Net cash provided by financing activities	56,371	20,810

Decrease in cash	(47,043)	(118,171)
Cash, beginning of period	75,722	761,379

Cash, end of period	$28,679	$643,208

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Interim Financial Information
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three-month periods ending June 30, 2006 and 2005 are not necessarily indicative of results to be expected for the full year.
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
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of June 30, 2006 because of the relatively short maturity of these instruments.
The carrying amounts of notes payable and debt issued approximate fair value as of June 30, 2006 because interest rates on these instruments approximate market interest rates.
Stock Options
The Company has a stock option plan that provides for the grant of non-qualified stock options to employees, officers and directors of the Company. Options vest ratably over three years from the grant date. The options expire 5 or 10 years from the grant date.
The Company estimated the fair value of each stock award at March 31, 2006 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of 0% for all years; expected volatility of 79% for 5 year options and 349% for 10 year options for 2006, risk-free interest rates of approximately 4.8%; and expected lives of 5 and 10 years for 2006 stock awards. During the fiscal year ended March 31, 2006, the Company granted 155,000 stock options with a weighted average price of $0.34. Subsequent to the grant of these options, management determined that 99,930 of these options were issued in excess of the maximum of 375,000 shares authorized for issuance under the stock option plan. As a result, these options were cancelled by agreement with the option holders and reissued as non-plan options during the first quarter of fiscal year 2007. The weighted average exercise price for the reissued options is higher than the weighted average exercise price of the original options. After taking the cancellation into account, as of March 31, 2006, the Company had 375,000 options outstanding and exercisable with a weighted average exercise price of $0.27 and weighted average remaining contractual lives of 6.05 years.
During the first fiscal year 2007 quarter ended June 30, 2006, the Company adopted SFAS No 123, Share-Based Payment (Revised 2004) (SFAS No. 123R), which addresses the accounting for share-based payment transaction in which a company receives employee services in exchange for (a) equity instruments of that company or (b)liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The adoption of SFAS No. 123R did not have a material effect on the financial statements for the quarter ended June 30, 2006.
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
Note 3. Trade accounts receivable
Trade accounts receivable consists of the following:

	June 30, 2006	March 31, 2006

Trade accounts receivable	$1,025,593	$1,184,412
Less allowance for bad debt	91,787	56,573

Trade accounts receivable, net	$933,806	$1,127,839

Approximately 36% of the Company’s trade accounts receivable was due from three customers at June 30, 2006 as compared to 62% due from four separate customers at March 31, 2006.
Note 4. Obligations
Long-term debt consists of the following:

	June 30, 2006	March 31, 2006

Capital lease obligations	$16,685	$20,233
Less current portion	15,322	14,863

Long term capital lease obligations	$1,363	$5,370

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $41,315 at June 30, 2006 and related accumulated depreciation as $21,429 at June 30, 2006. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.
The Company leases its primary office and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of June 30, 2006 the deferred rent liability is $82,730. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. During fiscal 2006, the amount of the Irrevocable Standby Letter of Credit was reduced by $24,000 to a principal balance of $36,000. Subsequent to June 30, 2006, the Irrevocable Standby Letter of Credit was reduced by an additional $12,000 to a principal balance of $12,000. The final $12,000 reduction in the Standby Letter of Credit will occur during April 2008. The Company also has office space rental agreements for the Illinois and New York locations. The Company leases the facilities from unrelated third parties. These leases renew on a yearly basis.
The Company entered into an agreement with a bank for a line-of-credit of $250,000 that matured on July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (8.75% at March 31, 2006) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of June 30, 2006, the outstanding balance on the line-of- credit was $230,000. On June 30, 2006 the Company was in default of the net worth covenant as required by the line-of-credit agreement between the Company and Colorado Business Bank. The covenant required that the Company maintain a minimum net worth of $700,000. At June 30, 2006, the Company’s net worth was $623,050 and fell below this minimum requirement. Subsequent to July 2, 2006, the bank renewed the line-of-credit for a one-month period to mature on August 2, 2006. The line is capped at $230,000 with an initial interest rate of 9.25%. Management is negotiating an extension of the due date in order to accommodate the timing of the proposed exchange transaction between Z-Axis and Silicon Memory Mountain and waiver of the minimum net worth covenant at June 30, 2006.

Note 5. Stock Options
Accounting Prior to Adoption of SFAS No. 123(R)
Prior to April 1, 2006, The Company applied Accounting Principles Bulletin (APB) Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the Company’s stock options granted equaled or exceeded the market price of the underlying common stock on the date of grant. SFAS No. 123 and 148 required the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company adopted SFAS No. 123(R), Share-Based Payment, on April 1, 2006 using the modified prospective basis, which requires stock-based compensation to be accounted for under the fair value method.
The Company’s stock option plan provides for the grant of non-qualified stock options to employees, officers and directors of the Company. Options vest ratably over three years from the grant date. The options expire 5 or 10 years from the grant date. During the fiscal year ended March 31, 2006, the Company granted 155,000 stock options with a weighted average price of $0.34. Subsequent to the grant of these options, management determined that 99,930 of these options were in excess of the maximum of 375,000 shares authorized for issuance under the stock option plan. As a result, these options were cancelled by agreement with the option holders and reissued as non-plan options during the first quarter of fiscal year 2007. The weighted average exercise price for the reissued options is higher than the weighted average exercise price of the original options. As of June 30, 2006, the Company had 474,930 options outstanding and 269,094 exercisable with a weighted average exercise price of $0.28 and weighted average remaining contractual lives of 6.77 years.
Summary of Impact of SFAS No. 123 (R)
The adoption of SFAS No. 123 (R) did not result in material stock-based compensation cost at June 30, 2006 . As a result of adopting SFAS No. 123 (R), the Company’s pre-tax loss and net loss for the three-months ended June 30, 2006 is comparable to what the pre-tax loss and net loss would have been under APB No. 25.
Pro Forma Disclosures for the three-months ended June 30, 2005
Pursuant to the requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company continues to provide disclosure for income statement periods presented prior to the adoption of SFAS No. 123 (R). Stock options were not granted during the fiscal quarter ended June 30, 2005, therefore no pro-forma disclosure is needed for that period.
Non-Qualified Stock Options and Non-Plan Options
The exercise price of each non-qualified stock option granted under the Plan and non-plan options is equal to the market price of the Company’s stock on the date of grant or market price plus 10%, if the grantee owns more than 10% of the Company’s outstanding stock. Stock options granted under the Plan and non-plan options have either 5 or 10 year terms and vest ratably over 3 years. Under SFAS No. 123 (R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expense for non-vested stock options will be recognized as those options become vested. A summary of the Company’s stock option activity for the three-months ended June 30, 2006 is presented as follows:

		Weighted
		Average Exercise
	Shares	Price
PLAN OPTIONS:
Outstanding plan stock options at March 31, 2006	375,000	$0.27
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding plan stock options at June 30, 2006	375,000	$0.27
Vested or expected to vest at June 30, 2006	269,094	$0.22
Options exercisable at June 30, 2006	269,094	$0.22

Weighted
Average Exercise
	Shares	Price
NON-PLAN OPTIONS:
Outstanding non-plan stock options at March 31, 2006	—	—
Granted	99,930	$0.30
Exercised	—	—
Canceled	—	—
Outstanding non-plan stock options at June 30, 2006	99,930	$0.30
Vested or expected to vest at June 30, 2006	—	—
Options exercisable at June 30, 2006	—	—
The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of plan and non -plan options granted for the period ended June 30, 2006:

	5 Year Options	10 Year Options
Assumptions:
Dividend yield	—	—
Volatility factor	79.55%	348.99%
Risk free interest rate	4.78%	4.80%
Expected life of options (in years)	5	10
Fair value per share of options vested	$0.00	$0.00
Note 6. Significant Transaction
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The accompanying Condensed Balance Sheet at June 30, 2006 and Condensed Statements of Income and Cash Flows for the three-month periods ended June 30, 2006 and 2005 should be read in conjunction with the Company’s financial statements and notes for the years ended March 31, 2006 and 2005 These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.
In addition to the historical information herein, this 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company desires to take advantage of the “Safe Harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such Safe Harbor with respect to all of such forward-looking statements. The forward-looking statements in this report reflect the Company’s current views with respect to future events and financial uncertainties, including those discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates”, “believes”, “expects”, “intends”, “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by law.
OVERVIEW
Recent Developments
As disclosed in the Form 8-K filed by Z-Axis with the SEC on May 10, 2006, we entered into a stock exchange agreement, or the exchange agreement, with Silicon Mountain Memory, Incorporated, a Colorado corporation (“Silicon Mountain”), our principal stockholders, and Silicon Mountain’s principal stockholders on May 7, 2006. The exchange agreement provides that at closing we will exchange (the “exchange”) a total of 4,973,284 post-split shares of Z-Axis for all of the outstanding capital stock of Silicon Mountain. As a result of the exchange, Silicon Mountain will become a wholly-owned subsidiary of ours. Prior to the closing, we anticipate transferring all of our pre-closing assets and liabilities to a wholly-owned limited liability company, which we refer to as Z-Axis LLC. At the closing, certain of our current principal stockholders, officers and directors, or the Z-Axis investor group, will through their own limited liability company acquire all of the outstanding membership interests of Z-Axis LLC, which will then hold all of our pre-closing assets and liabilities. This transaction is documented by the LLC Interests Purchase Agreement signed among us, the purchasing LLC and Alan Treibitz on or about June 30, 2006, a copy of which appears as an annex to the proxy statement. We refer to this transaction as the sale of the LLC or the LLC sale. The purchase price to be paid in the LLC sale will be approximately $60,000 in cash, the redemption at closing of common stock owned by the Z-Axis investor group valued at approximately $90,000 and a promissory note in the principal amount of $150,000.
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
Immediately prior to the closing of the exchange and the LLC sale, and subject to stockholder approval, we will implement a one-for-nine reverse stock split of our common stock, which will reduce our outstanding shares of common stock from 3,825,000 shares to 425,000 shares (before issuance of the 4,973,284 post-split shares of our common stock to the Silicon Mountain stockholders in the exchange). We will also change our name to Silicon Mountain Holdings. After the reverse stock split and assuming the closing of the exchange, the Silicon Mountain stockholders will own 4,973,284 shares of our common stock, or approximately 92.79% of our then-outstanding common stock (before taking into account the redemption of shares from the Z-Axis investor group). The foregoing does not take into account 2,126,365 post-split shares of common stock issuable on full exercise of options held by Silicon Mountain optionees and outstanding under the Silicon Mountain equity incentive plan, which we will assume effective as of the closing (subject to stockholder approval), and options to acquire 52,770 post-split shares of common stock that are held by optionees under our existing stock option plan, including the non-plan options.
In connection with the proposed sale of the LLC, we are acting through a special committee of independent directors, or the special committee, who are disinterested in the LLC sale. The special committee has engaged an independent financial advisory firm, which has rendered a fairness opinion with respect to the exchange and the sale of the LLC. The parties anticipate that the closing will take place in September or October 2006, with the exact timing subject to the review of the Z-Axis proxy statement that has been filed with the Securities and Exchange Commission, or SEC, shortly after this Form 10-KSB is filed. Before making any voting decision, the Z-Axis stockholders are urged to read carefully in its entirety the proxy statement (when available) regarding the exchange and the sale of the LLC because the proxy statement contains important information about the proposed transactions. Our stockholders and other interested parties can obtain, without charge, a copy of the proxy statement and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. Our stockholders and other interested parties will also be able to obtain, without charge, a copy of the proxy statement and other relevant documents by directing a request by mail or telephone to Z-Axis Corporation, 5445 DTC Parkway, Suite 450, Greenwood Village, Colorado 80111, telephone: 303-713-0200.
The exchange is subject to various other conditions, including approval of the exchange and the LLC sale by our stockholders, approval of the exchange by Silicon Mountain’s stockholders, the truth and accuracy of representations and warranties in all material respects as of closing, receipt of legal opinions in customary form, and the simultaneous consummation of the exchange and the sale of the LLC. We cannot assure that all such conditions will be satisfied or that the closing will occur as anticipated, if ever.
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

RESULTS OF OPERATIONS
Net Sales
Net sales for the quarters ended June 30, 2006 and 2005 were $682,473 and $883,739 respectively; representing a 23% decrease during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. The decrease in revenues was due to cases on the Company’s backlog which settled and/or trials that were delayed into future quarters. Management expects that sales will increase during the second quarter of fiscal 2007, as the number of cases in the backlog continue to expand as compared to the same period of the prior fiscal year. The Company continues to focus on lead generation and selling services earlier in the litigation process to both new and existing clients. Management expects revenues for the second quarter of fiscal 2007 to be approximately $650,000 to $750,000.
Operating Income and Expenses
During the first quarter of fiscal 2007, the Company recorded approximately $160,000 in one-time expenses associated with the proposed stock exchange transaction between Silicon Mountain Memory and Z-Axis. These costs are included in the general and administrative expenses for June 30, 2006. Production costs as a percentage of net sales during the first quarter of fiscal 2007 were 50% as compared to 41% for the same period of fiscal 2005. The increase in production cost is due to the addition of a producer who had her own litigation services business located on the West Coast during the latter part of fiscal 2005.
Production Expenses
Production expenses were $339,337 in the first quarter of fiscal 2007 as compared to $364,330 in the first quarter of fiscal 2006. As a percentage of sales, productions expenses were 50% for the first quarter of fiscal 2007 as compared to 41% for the first quarter of fiscal 2006. As noted above, the increase in production cost is due to the addition of a producer who had her own litigation services business located on the West Coast during the latter part of fiscal 2005. This increase is coupled with slightly higher independent contract labor costs due to overtime on on-site trial support cases during the first quarter of fiscal 2007. The Company utilizes contract labor to manage production requirements for artists and producers as the revenue levels change from quarter to quarter. Production expenses are expected to continue at the rate of approximately 40% to 45% of revenue in the second quarter of fiscal 2007.
Research and Development Expenses
Research and development costs for the first quarter of fiscal 2007 were $30,075 as compared to $25,743 in the first quarter of fiscal 2006. During the majority of fiscal year 2006 and the first quarter of fiscal 2007 research and development costs were focused on maintenance of the VuPoint presentation software system, as well as development and maintenance of an internal multi-user system to help track the Company’s production activities. Management expects to continue to focus the Company’s software development efforts on both the internal use system, as well as further VuPoint enhancements. In addition, a portion of research and development costs will be allocated to support of marketing projects that will utilize electronic and internet presentation methods. Research and development expenses are expected to stay at the same level in the second quarter of fiscal 2007.
General and Administrative Expenses
General and administrative expenses increased 96% to $436,689 in the first quarter of fiscal 2007 as compared to $222,969 in the first quarter of fiscal 2006. The increase, as noted above, was due to approximately $160,000 in one-time expenses associated with the proposed stock exchange transaction between Silicon Mountain Memory and Z-Axis. These one-time expenses included attorney’s and accountant’s fees, investment advisor’s fees for a fairness opinion and costs associated with edgarization and filing of the proxy statement with the Securities and Exchange Commission. In addition to the one-time stock exchange transactions, management also determined that the allowance for uncollectible accounts receivable needed to increase in order to accommodate potential write-offs. Consequently, the bad debt expense included in general and administrative costs was increased by $45,000. Management will pursue collection of all or a portion of these accounts through negotiation with the respective clients. General and administrative expenses are expected to decrease during the second quarter of fiscal 2007, as the majority of the one-time costs noted above have been incurred.
Marketing Expenses
Marketing expenses decreased 15% to $218,957 in the first quarter of fiscal 2007 as compared to $257,752 in the first quarter of fiscal 2006. The decrease is due to lower sales commissions resulting from the lower sales levels. The expenditures related to the Company’s marketing efforts are part of an overall strategic plan that management has implemented. Marketing expenses in the second quarter of fiscal year 2007 are expected to be consistent with the first quarter of fiscal 2007.
Depreciation Expense
Depreciation expense decreased 20% in the first quarter of fiscal 2007 to $12,819 from $16,070 in the first quarter of fiscal 2006. The Company’s capital purchases during the first quarter of fiscal 2007 were $2,770. The decrease in depreciation expense is expected over 90% of the cost of the fixed assets is fully depreciated. Due to the nature of the technology and the rapid changes that are made to computer and production systems, the useful lives for depreciation purposes on this equipment are relatively short. Management expects to spend approximately $80,000 during fiscal year 2007 to upgrade and replace older hardware and software technology. Depreciation expense during the second quarter of fiscal year 2007 is expected to be comparable to the first quarter.
Amortization of Software Development Costs
Amortization expense related to capitalized software development costs was $0 for the first quarter of fiscal 2007 as compared to $1,954 for the first quarter of fiscal 2006. Research and development costs were capitalized during fiscal year 2004. These costs were for the development of VuPoint 6.0 which began generating sales in the fourth quarter of fiscal 2004. In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use”, these costs were amortized as software use fees and associated system operator services were earned. As of March 31, 2006, capitalized software development costs were fully amortized.
Other Income (Expense)
Other income is $1,335 for the first quarter of fiscal year 2007 as compared to $6,917 for the first quarter of fiscal year 2006. During the first quarter of fiscal 2006, interest income was earned and collected on a delinquent account receivable. This interest income was offset by interest expense on capital lease obligations. Other income also includes small gains on the sale of fully depreciated computer and other equipment that is no longer used by the Company, as well as interest income on short-term investment in money market cash accounts. Due to the increase in the line-of-credit balance and decrease in short-term money market funds, management expects other expense to be approx $3,000 during the second quarter of fiscal 2007.

Income Tax Expense
For income tax reporting purposes, the Company files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items for tax purposes is different than that for financial statement purposes.
Income tax benefit for the first quarter of fiscal 2007 is $124,675 as compared to income tax expense of $2,500 for the first quarter of fiscal 2006. The change in income tax benefit/expense is based on income or loss before income taxes and fluctuates with the increases or decreases in this measure. The Company recorded a valuation allowance of approximately $100,000 during fiscal year 2006 due to the Company’s losses and the uncertain nature of future taxable income.
Net Loss
Net loss and basic loss per share were $(229,394) and $(0.06), respectively for the first quarter of fiscal 2007 compared to $(662) and $0.00 for the same period of fiscal 2006. Diluted loss per common share was $(0.06) for the first quarter of fiscal 2007 as compared to $0.00 for the same period of fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
The Company’s significant contractual obligations consist of the line-of-credit which matured on August 2, 2006, which had a balance of $230,000 at June 30, 2006. Management is negotiating an extension of the due date in order to accommodate the timing of the proposed exchange transaction between Z-Axis and Silicon Memory Mountain and waiver of the minimum net worth covenant at June 30, 2006. In addition, the Company's significant contractual obligations include a capital lease in the amount of $16,685 which will be paid off during fiscal year 2008 and an operating lease for the current office space in Greenwood Village, Colorado which calls for payments totaling $792,141 over the next six years. Management expects that capital expenditures during fiscal year 2007 will be approximately $80,000. Management expects that through close monitoring of expenditures, cash flow from operations in fiscal 2007 will be sufficient to meet operating cash obligations for fiscal 2007, although we cannot assure you this will be the case.
Sources and Uses of Cash
The Company’s principal source of liquidity as of June 30, 2006 consisted of $28,679 in cash and cash equivalents. Cash is generated through the sale of consulting, animation, multimedia and electronic graphics services, exhibit boards and rental and in-court services associated with the Company’s proprietary presentation system, VuPoint. Cash and the revolving line of credit are used to fund accounts payable, pay operating costs, pay principal and interest on a capital lease and acquire new equipment as needed. At June 30, 2006, the Company had drawn down $230,000 against the revolving line-of-credit. The Company currently has no availability under the revolving line-of-credit.
Cash Flows from Operating Activities
Cash flows used in operations were $(100,644) and $(124,491) for the three-months ended June 30, 2006 and June 30, 2005, respectively. The decrease in cash used in operations for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was primarily due to an increase in the allowance for doubtful accounts, accrued expenses and deferred income taxes, offset by a decrease in accounts receivable and accounts payable balances at June 30, 2006.
Cash Flows from Investing Activities
During the first quarter of fiscal 2007, cash was used to invest in property and equipment. Capital additions were $2,770 and $14,490 during the three months ended June 30, 2006 and 2005, respectively. Capital additions, as they become necessary to meet production demands and replace equipment, will be acquired with a combination of capital lease financing and cash flow from operations.

Cash Flows from Financing Activities
Cash flows provided by financing activities were $56,371 and $20,810 for the three months ended June 30, 2006 and 2005, respectively. Cash provided by financing for the first quarter of fiscal 2007 was from borrowing on the line-of-credit offset by payments on the capital lease obligation. Cash provided by financing for the first quarter of fiscal 2006 was due to the release of a portion of restricted cash funds that secure the Standby Letter of Credit on the building lease, offset by payments on the capital lease obligation.
Debt Instruments, Guarantees and Related Covenants
The Company entered into an agreement with a bank for a line-of-credit of $250,000 that matured on July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (8.75% at March 31, 2006) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of June 30, 2006, the outstanding balance on the line-of- credit was $230,000. On June 30, 2006 the Company was in default of the net worth covenant as required by the line-of-credit agreement between the Company and Colorado Business Bank. The covenant required that the Company maintain a minimum net worth of $700,000. At June 30, 2006, the Company’s net worth was $623,050 and fell below this minimum requirement. Subsequent to July 2, 2006, the bank renewed the line-of-credit for a one-month period to mature on August 2, 2006. The line is capped at $230,000 with an initial interest rate of 9.25%. Management is negotiating an extension of the due date in order to accommodate the timing of the proposed exchange transaction between Z-Axis and Silicon Memory Mountain and waiver of the minimum net worth covenant at June 30, 2006.
Cash Management
The timing of the Company’s production volumes and the correlative effect on net sales is largely dependent upon factors that are not within our control, including the timing of trial and other proceedings and the settlement of claims before trial. As occurred in fiscal 2006 and the first quarter of fiscal 2007, delays in the commencement of production activities for litigation support products or delays in providing litigation support services can have a material negative impact on net sales in the quarters in which commencement of production or support services are deferred. Sales for the second quarter of fiscal year 2007 are anticipated to be approximately $650,000 to $750,000. We believe that net sales and the cash flow from such sales will be sufficient to meet our cash needs in 2007.
Contractual Obligations and Commercial Commitments
At June 30, 2005, the Company had certain cash obligations, which are due as follows:

		Less Than 1
	Total	Year	1 to 3 Years	4 to 5 Years
Short-term debt	$230,000	$230,000	$—	$—
Capital lease obligations	19,145	19,145	—	—
Operating leases	792,141	160,488	478,091	153,562

Total	$1,041,286	$409,633	$478,091	$153,562

Recently Issued Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN No. 48, these will be accounted for as an adjustment to retained earnings. Management believes the adoption of FIN No. 48 will not have a material impact on our financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, which will be effective for the Company for the fiscal year which ends March 31, 2007. This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; and those conditions are much the same as the related conditions in Statement 123. Management estimates that adoption of this standard will result in approximately $28,000 in compensation expense that will be recorded in future periods as unvested options begin to vest. If the exchange and the LLC sale close, the adoption of this standard may have a significantly different effect on us than what is currently expected, as Silicon Mountain has a far greater number of stock options outstanding than do we.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To date, substantially all of our net sales have been denominated in U.S. dollars. In fiscal 2006, less than 5% of total net sales were made to customers outside the U.S. During the first quarter of fiscal 2007, less than 1% of sales were made to customers outside the U.S. Accordingly, we believe that currently there is no material exposure to risk from changes in foreign currency exchange rates. As we increase our international sales, our exposure to currency fluctuations could increase if our international sales are denominated in currencies other than the U.S. dollar. We do not engage in any hedging activities and have no plans to do so in the future.
Our exposure to interest rate risk at June 30, 2006 is related to our investment of our excess cash and cash equivalents and the interest rate charged under our revolving line-of-credit. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments and maintain an average maturity of nine months or less. Due to the short-term nature of these investments, we believe there is currently no associated material exposure to interest rate risk. The interest rate on our bank line of credit is variable and subject to interest rate risk. The interest rate risk related to the line of credit is mitigated primarily by the fact that the balance under the line-of-credit has been outstanding for a short period of time in order to fund short-term cash requirements.

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Company’s principal executive and financial officer and director of finance (referred to in this periodic report as the Company’s Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Certifying Officers, the effectiveness of the Company’s disclosure controls and procedures as of the date of this Form 10-Q, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued there under, we will be required to include in our Annual Report on Form 10-KSB for the year ending March 31, 2008 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), may also be required to attest to and report on management’s assessment in the fiscal year ending March 31, 2009. The Company has not begun the necessary compliance work related to Section 404. Although we believe that the controls and procedures that were in place for the quarter ended June 30, 2006 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed that this will likewise be accurate with respect to Section 404’s requirements. As a result, there is the possibility that material weaknesses as defined in Section 404 could exist.
In connection with the audit of the period ended March 31, 2006, there were no “Reportable Events” within the meaning of Item 304(a)(1)(iv) of Regulation S-B. However, the Company’s auditors communicated to the Company matters it considered to be a significant deficiency in the Company’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company maintains a small core staff in accounting and finance, consequently some of the duties that would normally be segregated for internal control purposes cannot be assigned to other company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties. In addition, management maintains a daily, weekly and monthly accounting oversight system that includes identification of any significant or unusual transactions that warrant additional investigation.
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

PART II Other Information
Item 1. Legal proceedings
On June 5, 2006, Andrew T. Berger, a stockholder of the Company, acting through counsel, threatened to file a purported class action lawsuit against the Company in connection with the proposed Exchange with SMM and the proposed concurrent disposition of the Company’s existing litigation services support business through the LLC sale. The letter from Mr. Berger’s counsel was attached as Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2006. On June 26, 2006, the Company, the LLC, the Z-Axis Investor Group and Mr. Berger entered into a Mutual Release and Covenant Not to Sue. In consideration for the release and the covenant not to sue, the LLC Sale Agreement was revised to include a future contingent payment to pre-closing Company stockholders equal to 20% of the amount, if any, by which the LLC’s net sales exceed $5.5 million in the 18 months following the closing of the LLC sale. The contingent payment may be made by the LLC and/or the Purchasing LLC within 12 months following the expiration of the 18 month period, which will commence on the first day of the first calendar quarter following the closing of the LLC sale.
Item 1 (A). Risk Factors
References in this Form 10-QSB to "we," "us," "our" and similar expressions refer to Z-Axis Corporation.
Risks Relate to Our Current Business
We generated a significant loss in fiscal 2006 and a modest profit in fiscal 2005, and we cannot assure you when or if we will be able to return to profitability.
In fiscal 2006, we generated net sales of $2.9 million and had a net loss of $425,000. In fiscal 2005, our net sales totaled $3.5 million and we had net income of $8,000. We have a limited number of litigation support service customers, so it continues to be difficult for us to accurately forecast our quarterly and annual net sales. However, we use our forecasted net sales to establish our production and litigation support services budgets. Most of our expenses are fixed in the short term and some of our expenses are incurred in advance of receipt of sales revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. We cannot assure you if, or when, we will return to profitability. If we continue to experience losses, the value of your investment in us may decline.
Because we depend on a small number of customers for our sales in particular fiscal periods, our net sales and operating results are highly volatile and our business can fluctuate substantially in and among fiscal periods.
In fiscal 2006 no customer accounted for more than 10% of sales as compared to one customer which accounted for 33% of sales in fiscal 2005. This dependence on a limited number of customers impacts our accounts receivable as well, with four customers and one customer accounting for 61.6% and 20.0% of accounts receivable in fiscal 2006 and fiscal 2005, respectively.

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
Risks Related to the Exchange and the Sale of the LLC
The following is a non-exclusive description of some of the risks that may relate to the exchange and the LLC interests purchase transactions. These transactions are required by the terms of the agreements to which they relate to occur simultaneously. We cannot assure you that these transactions will be closed. The proxy statement that relates to our forthcoming annual meeting, at which our stockholders will be asked to approve the exchange and the sale of the LLC, include a more complete description of the exchange and the sale of the LLC, as well as information concerning the business of Silicon Mountain. Our stockholders and other parties are urged to read the proxy statement carefully.
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
We have filed with the SEC a proxy statement that describes the exchange and the sale of the LLC. Following the proxy statement’s review by the SEC and our addressing comments received from the SEC, the proxy statement will be mailed to our stockholders and they will be asked to approve both the exchange and the LLC sale transactions. Until you receive and review the proxy statement, you will not have a basis to evaluate the possible merits or risks of the exchange with Silicon Mountain or the sale of the LLC. These transactions are subject to the fulfillment or waiver of a number of conditions to closing, including the approval of our stockholders, the assignment of our headquarters facility lease to the LLC, and the assumption of our existing bank line of credit by the LLC. The lease assignment to the LLC and line of credit assumption by the LLC must take place before the closing of the LLC sale and the exchange can occur. The Silicon Mountain stockholders must also approve the exchange. If any of the closing conditions are not fulfilled or waived, or if the requisite stockholder votes in favor of the transactions are not obtained, the exchange and the sale of the LLC will not close. In that event, we will continue our current business of providing litigation support services to law firms and their clients. We cannot assure you that the exchange and the sale of the LLC will close or that these transactions will be approved by our stockholders or those of Silicon Mountain.
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
Following the exchange and the LLC sale, we expect that the Silicon Mountain stockholders who receive shares in the exchange will own 92.79% of our outstanding shares of common stock. Because Silicon Mountain has less than 35 stockholders, our common stock will be held by relatively few investors following the exchange. Messrs. Rudolph (Tre´) Cates, Dennis Clark, Roger Haston, Patrick (Shaun) Hanner and Mark Crossen, each of whom are currently directors and stockholders of Silicon Mountain, will following the exchange become directors of Z-Axis and will own 16.1%, 8.7%, 8.2%, 4.9% and 31.4%, respectively, of our outstanding common stock. There is no limitation on the portion of our outstanding common stock that may be acquired by any given investor or group of investors in the secondary market. If we consummate the exchange, Silicon Mountain investors owning a large proportion of our common stock will have significant influence over major decisions of corporate policy and other matters submitted to a vote of our stockholders.

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

Item 2. Changes in securities
None.
Item 3. Defaults upon senior securities
The Company entered into an agreement with a bank for a line-of-credit of $250,000 that matured on July 2, 2006. The interest rate is calculated at 1% over the bank’s prime rate (8.75% at March 31, 2006) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of June 30, 2006, the outstanding balance on the line-of- credit was $230,000. On June 30, 2006 the Company was in default of the net worth covenant as required by the line-of-credit agreement between the Company and Colorado Business Bank. The covenant required that the Company maintain a minimum net worth of $700,000. At June 30, 2006, the Company’s net worth was $623,050 and fell below this minimum requirement. Subsequent to July 2, 2006, the bank renewed the line-of-credit for a one-month period to mature on August 2, 2006. The line is capped at $230,000 with an initial interest rate of 9.25%. Management is negotiating an extension of the due date in order to accommodate the timing of the proposed exchange transaction between Z-Axis and Silicon Memory Mountain and waiver of the minimum net worth covenant at June 30, 2006.
Item 4. Submission of matters to a vote of security holders
A preliminary Proxy Statement relating to the proposed exchange with Silicon Mountain and the proposed LLC sale was filed with the SEC on June 30, 2006. Although the meeting date for the annual meeting of stockholders has not yet been set, it is anticipated to be held in September or October 2006.
Item 5. Other information
Not applicable.
Item 6. Exhibits and reports on Form 8-K
See Exhibit Index.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.
Z-AXIS CORPORATION

By:

/s/ Alan Treibitz
Alan Treibitz
Director, Chief Executive Officer, Chief Financial Officer
Date: August 14, 2006

Exhibit Index

Exhibit No.:	Description:
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.