Form 10QSB
period 2006-12-31
Z AXIS CORP
filed 2007-02-14
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2006.
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of common shares outstanding as of the latest practicable date, February 14, 2007: 3,825,000.
Transitional Small Business Disclosure Format
Yes ☐ No ☑

PART I Financial Information
Item 1. Financial Statements
Condensed Balance Sheets

	December 31, 2006	March 31, 2006
	(Unaudited)

Assets
Current assets:
Cash	$136,166	$75,722
Trade accounts receivable, net	872,762	1,127,839
Other current assets	19,519	52,024

Total current assets	1,028,447	1,255,585

Non-current assets:
Property and equipment, net	96,307	97,995
Restricted cash	25,102	36,288
Deposits	28,468	28,468
Deferred income taxes	438,000	344,000

Total non-current assets	587,877	506,751

Total assets	$1,616,324	$1,762,336

Liabilities and stockholders’ equity
Current liabilities:
Line-of-credit	$185,000	$170,000
Advance from shareholder	30,179	—
Accounts payable	216,546	105,043
Accrued expenses	174,979	185,662
Deferred revenue	51,582	33,000
Deferred income taxes	329,000	315,000
Current portion of long-term obligations	9,258	14,863

Total current liabilities	996,544	823,568

Capital lease obligations, less current portion	—	5,370
Deferred rent	104,912	80,954

Total liabilities	1,101,456	909,892

Stockholders’ equity:
Common stock	3,825	3,825
Additional paid in capital	1,466,944	1,446,671
Accumulated deficit	(955,901)	(598,052)

Total stockholders’ equity	514,868	852,444

Total liabilities and stockholders’ equity	$1,616,324	$1,762,336

See notes to condensed financial statements.

Condensed Statements of Operations

	Three-months ended		Nine-months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net sales	$822,749	$560,780	$2,329,255	$1,787,273
Operating expenses:
Production	351,071	284,952	1,003,328	937,779
Research and development	18,300	29,745	72,570	81,861
General and administrative	269,019	226,555	1,003,977	692,780
Marketing	207,359	221,282	641,204	693,006
Depreciation	10,332	15,170	35,689	46,974
Amortization of prior year’s software development costs	—	10,448	—	21,139

Total operating expenses	856,081	788,152	2,756,768	2,473,539

Loss from operations	(33,332)	(227,372)	(427,513)	(686,266)
Other (expense) income, net	(4,497)	1,886	(9,011)	10,635

Loss before income taxes	(37,829)	(225,486)	(436,524)	(675,631)

Income tax (expense) benefit	(62,000)	(17,450)	78,675	145,769

Net loss	$(99,829)	$(242,936)	$(357,849)	$(529,862)

Loss per common share of stock:
Basic	$(0.03)	$(0.06)	$(0.09)	$(0.14)
Diluted	$(0.03)	$(0.06)	$(0.09)	$(0.14)

Weighted average number of common shares outstanding during the period:
Basic	3,825,000	3,825,000	3,825,000	3,825,000
Diluted	3,825,000	3,825,000	3,825,000	3,825,000

See notes to condensed financial statements.

Condensed Statements of Cash Flows

	Nine-months ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operations:
Net loss	$(357,849)	$(529,862)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	35,689	68,112
Allowance for doubtful accounts	(1,450)	13,813
Stock-based compensation expense	20,273	—
Gain on sale of equipment	(3,870)	—
Deferred income taxes	(80,000)	(148,190)
Changes in assets and liabilities
Accounts receivable	256,527	(44,946)
Other current assets	32,505	25,483
Deposits	—	(15)
Accounts payable	111,503	8,737
Accrued expenses	(10,683)	22,296
Deferred revenue	18,582	(12,500)
Deferred rent	23,958	43,524

Net cash provided by (used) in operating activities	45,185	(553,548)

Cash flows from investing activities:
Purchase of property and equipment	(34,529)	(27,589)
Proceeds from sale of equipment	4,398	—

Net cash used in investing activities	(30,131)	(27,589)

Cash flows from financing activities:
Decrease (increase) in restricted cash	11,186	24,842
Advance from shareholder	30,179	—
Net borrowing on line-of-credit	15,000	—
Capital lease principal payments	(10,975)	(10,759)

Net cash provided by financing activities	45,390	14,083

Net increase (decrease) in cash	60,444	(567,054)
Cash, beginning of period	75,722	761,379

Cash, end of period	$136,166	$194,325

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Interim Financial Information
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2006 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three and nine-month periods ending December 31, 2006 and 2005 are not necessarily indicative of results to be expected for the full year.
Note 2. Description of Business and Summary of Significant Accounting Policies
Z-Axis Corporation (the Company), was incorporated under the laws of the State of Colorado on May 16, 1983. The Company is engaged in consulting and presentation services. The primary market for the Company’s services is the litigation industry. These services include the strategic analysis of complex litigation issues, the design of demonstrative evidence, the production of such evidence and courtroom presentation. In addition, the Company has developed an electronic image presentation system for use in the courtroom called “VuPoint”. The services are provided through the Company’s headquarters and production facility in a suburb of Denver, Colorado and its satellite sales offices in New York City, Washington D.C., Chicago, San Francisco and London.
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
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of December 31, 2006 because of the relatively short maturity of these instruments.
The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 2006 because interest rates on these instruments approximate market interest rates.
Stock Options
The Company has a stock option plan that provides for the grant of non-qualified stock options to employees, officers and directors of the Company. Options vest ratably over three years from the grant date. The options expire 5 or 10 years from the grant date.
The Company estimated the fair value of each stock award at March 31, 2006 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of 0% for all years; expected volatility of 79% for 5 year options and 349% for 10 year options for 2006; risk-free interest rates of approximately 4.8%; and expected lives of 5 and 10 years for 2006 stock awards. During the fiscal year ended March 31, 2006, the Company granted 155,000 stock options with a weighted average price of $0.34. Subsequent to the grant of these options, management determined that 99,930 of these options were issued in excess of the maximum of 375,000 shares authorized for issuance under the stock option plan. As a result, these options were cancelled by agreement with the option holders and reissued as non-plan options during the first quarter of fiscal year 2007. The weighted average exercise price for the reissued options is higher than the weighted average exercise price of the original options. After taking the cancellation into account, as of March 31, 2006, the Company had 375,000 options outstanding and exercisable with a weighted average exercise price of $0.27 and weighted average remaining contractual lives of 6.05 years.
During the first quarter of fiscal year 2007 (the quarter ended June 30, 2006), the Company adopted SFAS No. 123 (R), Share-Based Payment, which addresses the accounting for share-based payment transaction in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. For the nine-month period ended December 31, 2006, results of operations reflect compensation expense for new non-plan stock options granted during fiscal 2007, and the continued amortization of the deferred stock-based compensation for options granted prior to April 1, 2006.
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

Note 3. Trade accounts receivable
Trade accounts receivable consists of the following:

	December 31, 2006	March 31, 2006

Trade accounts receivable	$927,885	$1,184,412
Less allowance for bad debt	55,123	56,573

Trade accounts receivable, net	$872,762	$1,127,839

Approximately 24% of the Company’s trade accounts receivable was due from two customers at December 31, 2006 as compared to 62% due from four separate customers at March 31, 2006.
Note 4. Debt
Long-term debt consists of the following:

	December 31, 2006	March 31, 2006

Capital lease obligations	$9,258	$20,233
Less current portion	9,258	14,863

Long term capital lease obligations	$—	$5,370

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $41,315 at December 31, 2006 and related accumulated depreciation was $25,331 at December 31, 2006. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.
The Company leases its primary office and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of December 31, 2006 the deferred rent liability is $104,912. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. During fiscal 2006, the amount of the Irrevocable Standby Letter of Credit was reduced by $24,000 to a principal balance of $36,000. During the second fiscal quarter ended September 30, 2006, the Irrevocable Standby Letter of Credit was reduced by an additional $12,000 to a principal balance of $24,000. Additional $12,000 reductions in the Standby Letter of Credit will occur during April 2007 and 2008. The Company also has month-to-month office space rental agreements for the Illinois and New York locations. Subsequent to December 31, 2006, the Company notified the leaseholder of the Illinois property of the intent to vacate the location as of January 31, 2007. The Company leases its facilities from unrelated third parties.
The Company entered into an agreement with a bank for a line-of-credit of $185,000 that matured on December 2, 2006. The line is collateralized by the Company’s accounts receivable and general intangibles. Management has negotiated a renewal of the line-of-credit for a period of four months. The due date of the current line-of-credit is April 2, 2007. The renewal requires that the line-of-credit be capped at $175,000 as of January 2, 2007; at $160,000 as of February 2, 2007; and at $145,000 as of March 2, 2007. The interest rate on the line-of-credit is 1 1/2% over the bank’s prime rate (9.75% at December 31, 2006) and the minimum net worth covenant is set at $500,000. As of December 31, 2006, the balance outstanding on the line-of-credit was $185,000 and the Company’s net worth was $514,868.
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
The Company’s stock option plan provides for the grant of non-qualified stock options to employees, officers and directors of the Company. Options vest ratably over three years from the grant date. The options expire 5 or 10 years from the grant date. During the fiscal year ended March 31, 2006, the Company granted 155,000 stock options with a weighted average price of $0.34. Subsequent to the grant of these options, management determined that 99,930 of these options were in excess of the maximum of 375,000 shares authorized for issuance under the stock option plan. As a result, these options were cancelled by agreement with the option holders and reissued as non-plan options during the first quarter of fiscal year 2007. The weighted average exercise price for the reissued options is higher than the weighted average exercise price of the original options. As of December 31, 2006, the Company had 474,930 options outstanding and 287,453 exercisable with a weighted average exercise price of $0.24 and weighted average remaining contractual lives of 5.5 years.
Summary of Impact of SFAS No. 123 (R)
Stock-based compensation expense related to stock options recognized under SFAS No. 123(R) for the nine-months ended December 31, 2006 was $20,273 and is included in general and administrative expenses. The total income tax benefit recognized for stock-based compensation for the nine-months ended December 31, 2006 was $7,500. As of December 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $43,345, which is expected to be recognized over 2.25 fiscal years.
Pro Forma Disclosures for the three and six-months ended December 31, 2005
The following table illustrates the pro forma net loss and loss per common share for the three and nine-months ended December 31, 2005 as if compensation expense for stock options issued had been determined consistent with SFAS No. 123(R):

For the nine-
months ended
December 31,
2005
Net loss as reported	$(529,862)
Total stock-based compensation expense, determined under fair value accounting, net of tax effects	(16,303)

Pro forma net loss under SFAS 123(R)	$(546,165)

Net loss per common share:
As reported	$(0.14)
Pro forma	$(0.14)

Assumptions:
Dividend yield	—
Volatility factor	77%
Risk free interest rate	4.46%
Expected life of options (in years)	5 and 10
The weighted average fair value of options granted during the nine-months ended December 31, 2005 was $0.50 per share.
Non-Qualified Stock Options and Non-Plan Options
The exercise price of each non-qualified stock option granted under the Plan and non-plan options is equal to the market price of the Company’s stock on the date of grant or market price plus 10%, if the grantee owns more than 10% of the Company’s outstanding stock. Stock options granted under the Plan and non-plan options have either 5 or 10 year terms and vest ratably over 3 years. Under SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expense for non-vested stock options will be recognized as those options become vested. A summary of the Company’s stock option activity for the nine-months ended December 31, 2006 is presented as follows:

		Weighted
		Average Exercise
	Shares	Price
PLAN OPTIONS:
Outstanding plan stock options at March 31, 2006	375,000	$0.27
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding plan stock options at December 31, 2006	375,000	$0.27
Vested or expected to vest at December 31, 2006	287,453	$0.24
Options exercisable at December 31, 2006	287,453	$0.24

Weighted
Average Exercise
	Shares	Price
NON-PLAN OPTIONS:
Outstanding non-plan stock options at March 31, 2006	—	—
Granted	99,930	$0.30
Exercised	—	—
Canceled	—	—
Outstanding non-plan stock options at December 31, 2006	99,930	$0.30
Vested or expected to vest at December 31, 2006	—	—
Options exercisable at December 31, 2006	—	—
The following chart provides a tabular overview of the weighted average assumptions and related fair value calculations of plan and non -plan options granted for the period ended December 31, 2006:

	5 Year Options	10 Year Options
Assumptions:
Dividend yield	—	—
Volatility factor	268.39%	455.40%
Risk free interest rate	4.78%	4.80%
Expected life of options (in years)	5	10
Fair value per share of options vested	$0.33	$0.30
Note 6. Advances from Stockholder
During the quarter ended December 31, 2006, the Company borrowed $30,000 from a stockholder. The advance is unsecured, bears interest at 9.75% per annum, and is repayable on demand. The funds were used to pay operating costs. As of December 31, 2006, the Company recorded $179 in accrued interest on the advance. Management expects to repay the advance and accrued interest during the fourth quarter of fiscal 2007.
Note 7. Significant Transaction
As disclosed in the Form 8-K filed by Z-Axis with the SEC on May 10, 2006, the Company entered into a stock exchange agreement, or the exchange agreement, with Silicon Mountain Memory, Incorporated, a Colorado corporation (“Silicon Mountain”) on May 7, 2006. The exchange agreement provides that at closing the Company will exchange (the “exchange”) a total of 5,037,124 post-split shares of Z-Axis for all of the outstanding capital stock of Silicon Mountain. As a result of the exchange, Silicon Mountain will become a wholly-owned subsidiary of the Company. Prior to the closing, the Company anticipates transferring all of the pre-closing assets and liabilities to a wholly-owned limited liability company, which is referred to as Z-Axis LLC. At the closing, it is anticipated that certain of the current principal stockholders, officers and directors, or the Z-Axis investor group, will through their own limited liability company, acquire all of the outstanding membership interests of Z-Axis LLC, which will then hold all of the pre-closing assets and liabilities of Z-Axis. The Company refers to this transaction as the sale of the LLC or the LLC sale. The purchase price to be paid in the LLC sale will be $60,000 in cash and the redemption at closing of common stock owned by the Z-Axis investor group valued at approximately $90,000 and a note payable to Silicon Mountain for $150,000 at a rate of prime plus 2.0%.

Item 1 (a). Risk Factors
References in this Form 10-QSB to “we,” “us,” “our” and similar expressions refer to Z-Axis Corporation.
Risks Related to Our Current Business
We generated a significant loss in fiscal 2006 and a modest profit in fiscal 2005, and we cannot assure you when or if we will be able to return to profitability.
In fiscal 2006, we generated net sales of $2.9 million and had a net loss of $425,000. In fiscal 2005, our net sales totaled $3.5 million and we had net income of $8,000. During the nine-months ended December 31, 2006, we generated net sales of $2.3 million and had a net loss of $358,000. We have a limited number of litigation support service customers, so it continues to be difficult for us to accurately forecast our quarterly and annual net sales. However, we use our forecasted net sales to establish our production and litigation support services budgets. Most of our expenses are fixed in the short term and some of our expenses are incurred in advance of receipt of sales revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. We cannot assure you if, or when, we will return to profitability. If we continue to experience losses, the value of your investment in us may decline.
Because we depend on a small number of customers for our sales in particular fiscal periods, our net sales and operating results are highly volatile and our business can fluctuate substantially in and among fiscal periods.
In fiscal 2006 no customer accounted for more than 10% of sales as compared to one customer which accounted for 33% of sales in fiscal 2005. This dependence on a limited number of customers impacts our accounts receivable as well, with two customers and one customer accounting for 24% and 62% of accounts receivable as of December 31, 2006 and March 31, 2006, respectively. If we are unsuccessful in obtaining new customers or retaining current customers, we may not be able to maintain or increase our sales.
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
Silicon Mountain has completed three business combinations in the last four years, one of which closed recently. Silicon Mountain has informed us that it intends to undertake additional combinations in the future, although none are probable at this time. If we complete one or more additional business combinations after the exchange is closed, we may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of common and preferred stock, to companies with which we then seek to combine. Our issuance of additional shares of common stock or any preferred stock to pay for additional post-exchange business combinations:
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
Following the exchange and the LLC sale, we currently expect that the Silicon Mountain stockholders who receive shares in the exchange will own approximately 92% of our outstanding shares of common stock. Because Silicon Mountain has less than 35 stockholders, our common stock will be held by relatively few investors following the exchange. Messrs. Rudolph (Tre´) Cates, Dennis Clark, Roger Haston, Patrick (Shaun) Hanner and Mark Crossen, each of whom are currently directors and stockholders of Silicon Mountain, will following the exchange become directors of Z-Axis and are currently expected to own approximately 14.3%, 5.5%, 7.3%, 4.4% and 33.1%, respectively, of our outstanding common stock. There is no limitation on the portion of our outstanding common stock that may be acquired by any given investor or group of investors in the public market. If we consummate the exchange, Silicon Mountain investors owning a large proportion of our common stock will have significant influence over major decisions of corporate policy and other matters submitted to a vote of our stockholders.
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
The exchange ratio under which we have agreed to issue at closing 5,037,124 post-split shares of Z-Axis to the stockholders of Silicon Mountain, and the relative valuations of Z-Axis and Silicon Mountain that are implied by the exchange ratio, was negotiated between us and Silicon Mountain. Factors considered in determining the exchange ratio included:
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
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The accompanying Condensed Balance Sheet at December 31, 2006 and Condensed Statements of Operations and Cash Flows for the three-month and nine-month periods ended December 31, 2006 and 2005 should be read in conjunction with the Company’s financial statements and notes for the years ended March 31, 2006 and 2005 These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.
In addition to the historical information herein, this 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Company desires to take advantage of the “Safe Harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such Safe Harbor with respect to all of such forward-looking statements. The forward-looking statements in this report reflect the Company’s current views with respect to future events and financial uncertainties, including those discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates”, “believes”, “expects”, “intends”, “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof, and which are subject in their entirety to the risk factors which appear above. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by law.
OVERVIEW
Recent Developments
As disclosed in the Form 8-K filed by Z-Axis with the SEC on May 10, 2006, we entered into a stock exchange agreement, or the exchange agreement, with Silicon Mountain Memory, Incorporated, a Colorado corporation (“Silicon Mountain”), our principal stockholders, and Silicon Mountain’s principal stockholders on May 7, 2006. The exchange agreement provides that at closing we will exchange (the “exchange”) a total of 5,037,124 post-split shares of Z-Axis for all of the outstanding capital stock of Silicon Mountain. As a result of the exchange, Silicon Mountain will become a wholly-owned subsidiary of ours. Prior to the closing, we anticipate transferring all of our pre-closing assets and liabilities to a wholly-owned limited liability company, which we refer to as Z-Axis LLC. At the closing, certain of our current principal stockholders, officers and directors, or the Z-Axis investor group, will through their own limited liability company acquire all of the outstanding membership interests of Z-Axis LLC, which will then hold all of our pre-closing assets and liabilities. This transaction is documented by the LLC Interests Purchase Agreement signed among us, the purchasing LLC and Alan Treibitz on or about June 30, 2006, a copy of which appears as an annex to the proxy statement. We refer to this transaction as the sale of the LLC or the LLC sale. The purchase price to be paid in the LLC sale will be approximately $60,000 in cash, the redemption at closing of common stock owned by the Z-Axis investor group valued at approximately $90,000 and a promissory note in the principal amount of $150,000.
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

Immediately prior to the closing of the exchange and the LLC sale, and subject to stockholder approval, we will implement a one-for-nine reverse stock split of our common stock, which will reduce our outstanding shares of common stock from 3,825,000 shares to 425,000 shares (before issuance of the 5,037,124 post-split shares of our common stock to the Silicon Mountain stockholders in the exchange). We will also change our name to Silicon Mountain Holdings. After the reverse stock split and assuming the closing of the exchange, the Silicon Mountain stockholders will own 5,037,124 shares of our common stock, or approximately 92% of our then-outstanding common stock (before taking into account the redemption of shares from the Z-Axis investor group). The foregoing does not take into account 2,126,365 post-split shares of common stock issuable on full exercise of options held by Silicon Mountain optionees and outstanding under the Silicon Mountain equity incentive plan, which we will assume effective as of the closing (subject to stockholder approval), and options to acquire 52,770 post-split shares of common stock that are held by optionees under our existing stock option plan, including the non-plan options. Furthermore, the foregoing does not reflect the issuance by Silicon Mountain on September 25, 2006 of (i) a warrant to acquire 1,600,000 shares of its stock to a lender in connection with the acquisition of Vision Computers, and (ii) a convertible note in the principal amount of $2.5 million that is convertible into Silicon Mountain common stock at a fixed conversion price of $3.69 per share, subject to adjustment.
In connection with the proposed sale of the LLC, we are acting through a special committee of independent directors, or the special committee, who are disinterested in the LLC sale. The special committee has engaged an independent financial advisory firm, which has rendered a fairness opinion with respect to the exchange and the sale of the LLC. The parties anticipate that the closing will take place in the second calendar quarter of 2007, with the exact timing subject to the review of the Z-Axis proxy statement that has been filed with the Securities and Exchange Commission, or SEC. Before making any voting decision, the Z-Axis stockholders are urged to read carefully in its entirety the proxy statement regarding the exchange and the sale of the LLC because the proxy statement contains important information about the proposed transactions. Our stockholders and other interested parties can obtain, without charge, a copy of the proxy statement and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. Our stockholders and other interested parties will also be able to obtain, without charge, a copy of the proxy statement and other relevant documents by directing a request by mail or telephone to Z-Axis Corporation, 5445 DTC Parkway, Suite 450, Greenwood Village, Colorado 80111, telephone: 303-713-0200.
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
Our video, computer-generated graphics and multimedia presentations are generally used as litigation support tools by mid-size and large U.S.-based law firms and their commercial clients and from and government clients. Litigation support tools use video, computer-generated graphics and multimedia presentations to help explain complex factual and legal issues, to emphasize key concepts and facts, and to present information in a visually compelling manner that will facilitate rapid recollection by fact finders including judges, juries and arbitration panels. We also provide equipment leasing and support for various presentation software systems used in trials, hearings and other related court proceedings. During fiscal years 2006 and 2005, sales were derived exclusively from litigation services and support.

RESULTS OF OPERATIONS
Net Sales
Net sales for the three and nine-month periods ended December 31, 2006 were $822,749 and $2,329,255, respectively. Net sales for the corresponding periods ended December 31, 2005 were $560,780 and $1,787,273, respectively. The sales results for the three and nine-month periods ended December 31, 2006 represent a 47% and 30% increase as compared to the same periods in the prior fiscal year. The increased revenues in the third fiscal quarter and the corresponding nine-month period of fiscal 2007 is due to an increase in presentation and support services and some jobs that were delayed during the first and second quarters which commenced production work during the second and third quarters. The production department actively worked on 33 jobs, with average revenue per job of $25,000 during third quarter of fiscal 2007, as compared to 23 jobs, with average revenue per job of $24,000 during the third quarter of fiscal 2006. Management expects that net sales will be higher during the fourth quarter of fiscal 2007, as the number of cases in the backlog exceeds that in the same period of the prior fiscal year. The Company continues to focus on lead generation and selling services earlier in the litigation process to both new and existing clients. Management expects net sales for the fourth quarter of fiscal 2007 to be approximately $800,000 to $1,000,000.
Operating Loss and Expenses
Loss from operations were $33,332 and $427,513 for the three and nine-month periods ended December 31, 2006 as compared to $227,372 and $686,266 for the three and nine-month periods ended December 31, 2005. During the first three quarters of fiscal 2007, the Company recorded approximately $256,000 in one-time expenses associated with the proposed stock exchange transaction between Silicon Mountain Memory and Z-Axis. These costs are included in the general and administrative expenses for December 31, 2006. Excluding the one-time costs noted above, the loss from operations for the nine-month period ended December 31, 2006 was approximately $171,000 which is a 75% improvement in operating results as compared to the nine-month loss for the period ended December 31, 2005. The improvement is a result of the 30% increase in net sales as noted above and the Company’s having successfully limited the increase in production expenses associated with such additional net sales.
Production Expenses
Production expenses were $351,071 and $1,003,328 for the three and nine-month periods ended December 31, 2006 as compared to $284,952 and $937,779 for the three and nine-month periods ended December 31, 2005. Production costs as a percentage of net sales were 43% for the nine-months ended December 31, 2006 as compared to 52% for the same period of fiscal 2005. The improvement in production costs as a percentage of sales was due to more efficient utilization of core and contract labor. The Company utilizes contract labor to manage production requirements for artists and producers as its net sales levels change from quarter to quarter. Production expenses are expected to continue at the rate of approximately 40% to 45% of net sales in the fourth quarter of fiscal 2007.
Research and Development Expenses
Research and development expenses were $18,300 and $72,570 for the three and nine-month periods ended December 31, 2006 as compared to $29,745 and $81,861 for the three and nine-month periods ended December 31, 2005. During the majority of fiscal year 2006 and the first three quarters of fiscal 2007, research and development costs were focused on maintenance of the VuPoint presentation software system, as well as development and maintenance of an internal multi-user system to help track the Company’s production activities. In addition, a portion of research and development costs are allocated to support marketing projects that will utilize electronic and internet presentation methods. Research and development expenses are expected to stay at the same level in the fourth quarter of fiscal 2007.
General and Administrative Expenses
General and administrative expenses were $269,019 and $1,003,977 for the three and nine-month periods ended December 31, 2006 as compared to $226,555 and $692,780 for the three and nine-month periods ended December 31, 2005. These results represent an increase of 19% and 45% for the three and nine-month periods ended December 31, 2006 as compared to the same periods of the prior fiscal year. The increase, as noted above, was primarily due to approximately $256,000 in one-time expenses associated with the proposed stock exchange transaction between Silicon Mountain Memory and Z-Axis. These one-time expenses included attorney’s and accountant’s fees, investment advisor’s fees related to a fairness opinion and costs associated with edgarization and filing of the proxy statement with the SEC. In addition to the one-time stock exchange expenses, management also determined that the allowance for uncollectible accounts receivable needed to increase in order to accommodate potential write-offs. Consequently, the bad debt expense included in general and administrative costs was increased by $67,000. Management is pursuing collection of all or a portion of these accounts through negotiation with the respective clients. General and administrative expenses are expected to remain consistent from the 2007 third quarter to the fourth quarter of fiscal 2007.

Marketing Expenses
Marketing expenses were $207,359 and $641,204 for the three and nine-month periods ended December 31, 2006 as compared to $221,282 and $693,006 for the three and nine-month periods ended December 31, 2005. These results represent a decrease of 6% for the three-months ended December 31, 2006 as compared to the three-months ended December 31, 2005 and a decrease of 7% for the nine-month period ended December 31, 2006 as compared to the nine-month period ended December 31, 2005. The decrease for the first three quarters of fiscal year 2007 was due to lower expenditures on promotional materials and website marketing development, offset partially by increase in sales commissions due to the higher sales levels as noted above. The expenditures related to the Company’s marketing efforts are part of an overall strategic plan that management continues to monitor and revise as the marketplace for the Company’s services changes. Marketing expenses in the fourth quarter of fiscal year 2007 are expected to be consistent with the third quarter of fiscal 2007.
Depreciation Expense
Depreciation expense was $10,332 and $35,689 for the three and nine-month periods ended December 31, 2006 as compared to $15,170 and $46,974 for the three and nine-month periods ended December 31, 2005. The Company’s capital purchases during the nine-months ended December 31, 2006 were $34,529. The decrease in depreciation expense is expected as over 90% of the cost of the fixed assets is fully depreciated. Due to the nature of the technology and the rapid changes that are made to computer and production systems, the useful lives for depreciation purposes on this equipment are relatively short. Management expects to spend approximately $40,000 during fiscal year 2007 to upgrade and replace some older hardware and software technology. Depreciation expense during the fourth quarter of fiscal year 2007 is expected to be comparable to the third quarter of fiscal year 2007.
Amortization of Software Development Costs
Amortization of capitalized software development costs was $0 for both the three and nine-month periods ended December 31, 2006 as compared to $10,448 and $21,139 for the three and nine-month periods ended December 31, 2005. Research and development costs were capitalized during fiscal year 2004. These costs were for the development of VuPoint 6.0 which began generating sales in the fourth quarter of fiscal 2004. In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use,” these costs were amortized as software use fees as associated system operator services were earned. As of March 31, 2006, capitalized software development costs were fully amortized.
Other (Expense) Income
Other (expense) income was $(4,497) and $(9,011) for the three and nine-month periods ended December 31, 2006 as compared to $1,886 and $10,635 for the three and nine-month periods ended December 31, 2005. Other expense includes interest incurred on the line-of-credit and the capital lease obligation, offset by interest income collected on a delinquent account receivable, small gains on the sale of fully depreciated computer and other equipment that is no longer used by the Company, as well as interest income on short-term investment in money market cash accounts. Due to the decrease in the line-of-credit balance management expects other expense to be approximately $3,000 during the fourth quarter of fiscal 2007.
Income Tax Benefit
For income tax reporting purposes, the Company files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items for tax purposes is different than that for financial statement purposes.
Income tax (expense) benefit for the three and nine-month periods ended December 31, 2006 was $(67,000) and $78,675 as compared to $(17,450) and $145,769 for the three and nine-month periods ended December 31, 2005. The change in income tax benefit is based on loss before income taxes as the Company has no significant permanent differences. The Company recorded a valuation allowance of approximately $175,000 during fiscal year 2006 due to the Company’s losses and the uncertain nature of future taxable income.

Net Loss
Net loss and loss per common share of stock was $(104,829) and $(0.03) for the three-month period ended December 31, 2006 and $(357,849) and $(0.09) for the nine-month period ended December 31, 2006. These results are compared to net loss and loss per common share of $(242,936) and $(0.06) for the three-month period ended December 31, 2005 and $(529,862) and $(0.14) for the nine-month period ended December 31, 2005. Diluted loss per common share was $(0.03) and $(0.09) for the three and nine-month periods ended December 31, 2006 as compared to diluted loss per share of $(0.06) and $(0.14) for the three and nine-month periods ended December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
The Company’s significant contractual obligations consist of a line-of-credit which matured on December 2, 2006. The line is collateralized by the Company’s accounts receivable and general intangibles. Management has negotiated a renewal of the line-of-credit for a period of four months. The due date of the current line-of-credit is April 2, 2007. The renewal requires that the line-of-credit be capped at $175,000 as of January 2, 2007; at $160,000 as of February 2, 2007; and at $145,000 as of March 2, 2007. The interest rate on the line-of-credit is 1 1/2% over the bank’s prime rate (9.75% at December 31, 2006) and the minimum net worth covenant is set at $500,000. As of December 31, 2006, the balance outstanding on the line-of-credit was $185,000 and the Company’s net worth was $514,868. In addition to the line-of-credit, the Company’s significant contractual obligations include a capital lease in the amount of $9,258 which will be paid off during fiscal year 2008 and an operating lease for the current office space in Greenwood Village, Colorado which calls for payments totaling $707,411 over the next six years. Management expects that capital expenditures during fiscal year 2007 will be approximately $40,000. Management expects that through close monitoring of expenditures, cash flow from operations in fiscal 2007 will be sufficient to meet operating cash obligations for fiscal 2007, although we cannot assure you this will be the case.
Sources and Uses of Cash
The Company’s principal source of liquidity as of December 31, 2006 consisted of $136,166 in cash and cash equivalents. Cash is generated through the sale of consulting, animation, multimedia and electronic graphics services, exhibit boards and rental and in-court services associated with the Company’s proprietary presentation system, VuPoint. Cash and a revolving line of credit are used to fund accounts payable, pay operating costs, pay principal and interest on a capital lease and acquire new equipment as needed. At December 31, 2006, the Company had drawn down $185,000 against the revolving line-of-credit.
Cash Flows from Operating Activities
Cash flows provided by operations were $45,185 for the nine-months ended December 31, 2006 as compared to cash flows used in operations of $(553,548) for the nine-months ended December 31, 2005. The increase in cash flows provided by operations for the nine-months ended December 31, 2006 as compared to the nine-months ended December 31, 2005 was primarily due to collections on accounts receivable offset by an increase in accounts payable.
Cash Flows from Investing Activities
During the nine-months ended December 31, 2006, cash was used to invest in property and equipment. Capital additions were $34,529 and $27,589 during the nine-months ended December 31, 2006 and 2005, respectively. Capital additions, as they become necessary to meet production demands and replace equipment, are expected to be acquired with a combination of capital lease financing and cash flow from operations.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $45,390 and $14,083 for the nine-months ended December 31, 2006 and 2005, respectively. Cash provided by financing for the first nine months of fiscal 2007 was due to the release of a portion of restricted cash funds that secure the Standby Letter of Credit on the building lease, borrowing on the line-of-credit and an advance from a shareholder, offset by payments on the line-of-credit and on the capital lease obligation. Cash provided by financing during fiscal 2006 was provided by release of a portion of restricted funds offset by payments on the capital lease obligation.

Debt Instruments, Guarantees and Related Covenants
The Company entered into an agreement with a bank for a line-of-credit of $185,000 that matured on December 2, 2006. The line is collateralized by the Company’s accounts receivable and general intangibles. Management has negotiated a renewal of the line-of-credit for a period of four months. The due date of the current line-of-credit is April 2, 2007. The renewal requires that the line-of-credit be capped at $175,000 as of January 2, 2007; at $160,000 as of February 2, 2007; and at $145,000 as of March 2, 2007. The interest rate on the line-of-credit is 1 1/2% over the bank’s prime rate (9.75% at December 31, 2006) and the minimum net worth covenant is set at $500,000. As of December 31, 2006, the balance outstanding on the line-of-credit was $185,000 and the Company’s net worth was $514,868. During the quarter ended December 31, 2006, the Company borrowed $30,000 from a stockholder. The advance is unsecured, bears interest at 9.75% per annum, and is repayable on demand. The funds were used to pay operating costs. The Company anticipates repaying the advance in the fourth quarter of fiscal 2007.
Cash Management
The timing of the Company’s production volumes and the correlative effect on net sales is largely dependent upon factors that are not within our control, including the timing of trial and other proceedings and the settlement of claims before trial. As occurred in fiscal 2006 and the first and second quarters of fiscal 2007, delays in the commencement of production activities for litigation support products or delays in providing litigation support services can have a material negative impact on net sales in the quarters in which commencement of production or support services are deferred. Sales for the fourth quarter of fiscal year 2007 are anticipated to be approximately $800,000 to $1,000,000. We believe that net sales and the cash flow from such sales will be sufficient to meet our cash needs in fiscal 2007.
Contractual Obligations and Commercial Commitments
At December 31, 2006, the Company had certain contractual and commercial obligations, which are due as follows:

		Less Than 1
	Total	Year	1 to 3 Years	4 to 6 Years
Short-term debt	$185,000	$185,000	$—	$—
Capital lease obligations	9,258	9,258	—	—
Operating leases	707,411	153,221	318,727	235,463

Total	$901,669	$347,479	$318,727	$235,463

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
In September 2006, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to be adjusted. While these errors may not be material if considered only in relation to the balance sheets, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in Staff Accounting Bulletin No. 108 are being issued to address diversity in practice in quantifying financial misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Management believes that following the guidance set forth in SAB No. 108 does not have a material impact on our financial statements.
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
On February 16, 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS No. 157 will not have a material impact on our financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To date, substantially all of our net sales have been denominated in U.S. dollars. In fiscal 2006, less than 5% of total net sales were made to customers outside the U.S. During the first three quarters of fiscal 2007, less than 1% of sales were made to customers outside the U.S. Accordingly, we believe that currently there is no material exposure to risk from changes in foreign currency exchange rates. As we increase our international sales, our exposure to currency fluctuations could increase if our international sales are denominated in currencies other than the U.S. dollar. We do not engage in any hedging activities and have no plans to do so in the future.
Our exposure to interest rate risk at December 31, 2006 is related to our investment of our excess cash and cash equivalents and the interest rate charged under our revolving line-of-credit. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments and maintain an average maturity of nine months or less. Due to the short-term nature of these investments, we believe there is currently no associated material exposure to interest rate risk. The interest rate on our bank line of credit is variable and subject to interest rate risk. The interest rate risk related to the line of credit is mitigated primarily by the fact that the balance under the line-of-credit has been outstanding for a short period of time in order to fund short-term cash requirements.

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Company’s principal executive and financial officer and director of finance (referred to in this periodic report as the Company’s Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Certifying Officers, the effectiveness of the Company’s disclosure controls and procedures as of the date of this Form 10-QSB, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued there under, we will be required to include in our Annual Report on Form 10-KSB for the year ending March 31, 2008 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), may also be required to attest to and report on management’s assessment in the fiscal year ending March 31, 2009. The Company has not begun the necessary compliance work related to Section 404. Although we believe that the controls and procedures that were in place for the quarter ended December 31, 2006 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed that this will likewise be accurate with respect to Section 404’s requirements. As a result, there is the possibility that material weaknesses as defined in Section 404 could exist.
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
A preliminary Proxy Statement relating to the proposed exchange with Silicon Mountain and the proposed LLC sale was filed on June 30, 2006. Subsequent to the nine-months ended December 31, 2006, a revised preliminary Proxy Statement relating to the proposed exchange with Silicon Mountain and the proposed LLC sale was filed with the SEC on January 19, 2007. Although the meeting date for the annual meeting of stockholders has not yet been set, it is anticipated to be held during the second quarter of fiscal year 2008.
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
Date: February 14, 2007
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