Form 10KSB
period 2007-03-31
Z AXIS CORP
filed 2007-06-28
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the
fiscal year ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes ☐ No ☑
The registrant’s revenues for its most recent fiscal year were $3,226,496. The aggregate market value of the registrant’s voting stock held by non-affiliates as of March 31, 2007 was $330,505. The aggregate market value was calculated based upon the number of shares held by non-affiliates on March 31, 2007 and the price at which the registrant’s common stock traded on March 31, 2007.
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date of May 31, 2007, was 3,825,000 shares.

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	F-25
Item 10. Executive Compensation	F-25
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	F-25
Item 12. Certain Relationships and Related Transactions	F-26
Item 13. Exhibits	F-26
Item 14. Principal Accountant Fees and Services	F-26

SIGNATURES
Certification of the CEO
Certification of the Director of Finance and Administration
Certification of the CEO - Section 906
Certification of the Director of Finance and Administration - Section 906
President's Letter to Shareholders
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-KSB may include, for example, statements about:
•	our ability to complete the proposed exchange with Silicon Mountain, which is described in Part I of this 10-KSB beneath “Business – Recent Developments;”

•	an inability to sell our existing video graphic presentation operations to the Z-Axis investor group on terms approved by our independent directors, which is also described under “Business – Recent Developments;”

•	our failure or inability to obtain stockholder approval of the exchange and LLC sale transactions;

•	our executive officers and directors having potential or actual conflicts of interest in approving the exchange with Silicon Mountain and the sale of the Z-Axis video graphic presentation operations;

•	a change in control of Z-Axis if the exchange and the sale transactions are concluded;

•	the ability of a financial advisor to render a fairness opinion on the exchange and sale transactions;

•	the transformation of our business from one operating in the litigation services industry to one operating in the computer memory business;

•	our securities’ ownership being concentrated after the exchange and LLC sale transactions;

•	a number of risks associated with the computer memory industry, in which we will operate if the exchange is consummated;

•	a further change in control if, following the exchange, Z-Axis acquires one or more additional businesses for stock;

•	the ability of Z-Axis after the exchange to secure financing in order to expand its operations or to pay for acquisitions using cash;

•	volatility in our operating results, both within and among fiscal quarters and fiscal years;

•	our financial and operational performance following the exchange and sale transactions;

•	our ability to sustain our operations in the litigation services industry if the exchange and the sale transactions do not occur;

•	our ability to reduce in future periods the significant loss we experienced in 2006 and 2007;

•	our current dependence on a small number of video graphic presentations to generate the vast majority of our revenues during any particular quarter or fiscal year, which dependence will continue if the exchange and sale transactions are not concluded;

•	our limited liquidity and an inability to raise additional capital;

•	financial limitations on our ability to increase our marketing and selling activities, which may adversely affect our ability to secure new customers;

•	our dependence on sales consultants and independent contractors who assist us in securing new customers and performing video production activities;

•	the settlement of one or more suits in which we are providing litigation support services, which could adversely impact our expected sales in current or future periods;

•	long lead times associated with obtaining new customers and performing our litigation support services;

•	our reliance on government customers that may face budget limitations in securing litigation support services from us;

•	intense competition in our industry and in the computer memory industry;

•	our public securities’ limited liquidity and trading, as well as the current lack of a viable trading market;

•	our stock’s current trading level, which results in our stock being considered a “penny stock” under applicable SEC rules and which subjects broker-dealers to additional disclosure and other requirements when executing trades in our stock;

•	our inability to secure research coverage and market makers to make an active market in our stock; and

•	delisting of our securities from the OTC Bulletin Board if, following the exchange, we do not comply with one or more of the listing standards of the OTC Bulletin Board.

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

PART I
Item 1. Description of Business
Recent Developments
As disclosed in the Amendment No. 2 to Schedule 14A filed by Z-Axis with the SEC on April 23, 2007, we entered into a stock exchange agreement, or the exchange agreement, with Silicon Mountain Memory, Incorporated, a Colorado corporation (“Silicon Mountain”), our principal stockholders, and Silicon Mountain’s principal stockholders on May 7, 2006. The exchange agreement provides that at closing we will exchange (the “exchange”) a total of 5,037,124 post-split shares of Z-Axis for all of the outstanding capital stock of Silicon Mountain. As a result of the exchange, Silicon Mountain will become a wholly-owned subsidiary of ours. Prior to the closing, we anticipate transferring all of our pre-closing assets and liabilities to a wholly-owned limited liability company, which we refer to as Z-Axis LLC. At the closing, it is anticipated that certain of our current principal stockholders, officers and directors, or the Z-Axis investor group, will through their own limited liability company acquire all of the outstanding membership interests of Z-Axis LLC, which will then hold all of our pre-closing assets and liabilities. We refer to this transaction as the sale of the LLC or the LLC sale. The purchase price to be paid in the LLC sale will be approximately $60,000 in cash, the redemption at closing of common stock owned by the Z-Axis investor group valued at approximately $90,000 and a promissory note in the principal amount of $150,000. These amounts are not yet agreed upon in writing and may change before a written agreement is signed between us and the purchasing LLC to be formed by the Z-Axis investor group.
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
Immediately prior to the closing of the exchange and the LLC sale, and subject to stockholder approval, we will implement a one-for-nine reverse stock split of our common stock, which will reduce our outstanding shares of common stock from 3,825,000 shares to 425,000 shares (before issuance of the 5,037,124 post-split shares of our common stock to the Silicon Mountain stockholders in the exchange). We will also change our name to include the term Silicon Mountain. After the reverse stock split and assuming the closing of the exchange, the Silicon Mountain stockholders will own 4,266,344 shares of our common stock, or approximately 92.22% of our then-outstanding common stock (before taking into account the redemption of shares from the Z-Axis investor group). The foregoing does not take into account 2,154,250 post-split shares of common stock issuable on full exercise of options held by Silicon Mountain optionees and outstanding under the Silicon Mountain equity incentive plan and 1,690,000 warrants, which we will assume effective as of the closing (subject to stockholder approval), and options to acquire 61,246 post-split shares of common stock that are held by optionees under our existing stock option plan.

In connection with the proposed sale of the LLC, we are acting through a special committee of independent directors, or the special committee, who are disinterested in the LLC sale. The special committee engaged an independent financial advisory firm that rendered a fairness opinion with respect to the exchange and the sale of the LLC. The parties anticipate that the closing will take place in July 2007, with the exact timing subject to the review of the Z-Axis amended proxy statement that was filed with the Securities and Exchange Commission on April 23, 2007. Before making any voting decision, the Z-Axis stockholders are urged to read carefully in its entirety the amended proxy statement regarding the exchange and the sale of the LLC because the proxy statement contains important information about the proposed transactions. Our stockholders and other interested parties may obtain, without charge, a copy of the amended proxy statement and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. Our stockholders and other interested parties may also obtain, without charge, a copy of the proxy statement and other relevant documents (when available) by directing a request by mail or telephone to Z-Axis Corporation, 5445 DTC Parkway, Suite 450, Greenwood Village, Colorado 80111, telephone: 303-713-0200.
The exchange is subject to various other conditions, including approval of the exchange and the LLC sale by our stockholders, approval of the exchange by Silicon Mountain’s stockholders, the truth and accuracy of representations and warranties in all material respects as of closing, receipt of legal opinions in customary form and the simultaneous consummation of the exchange and the sale of the LLC.. We cannot assure that all such conditions will be satisfied or that the closing will occur as anticipated, if ever.
Our Business
Z-Axis Corporation was incorporated under the laws of the State of Colorado on May 16, 1983. Our principal business is the development and production of video, computer-generated graphics and multimedia presentations used principally in litigation support services. We conduct our business primarily from one location, our corporate office and production facility located in metropolitan Denver, Colorado. During fiscal years 2007 and 2006, we also had sales consultants located in Chicago, Illinois; Northern California; New York City, New York; Washington, DC, and London, United Kingdom. The Company operates within only one industry segment.
Our video, computer-generated graphics and multimedia presentations are generally used as litigation support tools by mid-size and large U.S.-based law firms and their commercial and government clients. Litigation support tools use video, computer-generated graphics and multimedia presentations to help explain complex factual and legal issues, to emphasize key concepts and facts, and to present information in a visually compelling manner that will facilitate rapid recollection by fact finders including judges, juries and arbitration panels. We also provide equipment leasing and support for various presentation software systems used in trials, hearings and other related court proceedings. During fiscal years 2007 and 2006, sales were derived exclusively from litigation services and support.
Business Expansion
We are continuing to pursue business in the United Kingdom and Europe with the intent of selling our litigation support services into these markets. We have established a relationship with an independent sales consultant located in London with whom we are working to develop this business. In fiscal 2007 and fiscal 2006, we generated less than 5% of our total net sales to international customers in the U.K. and Europe.

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
Our Customers
Our customers are primarily large and medium-sized law firms that provide representation to their clients in litigation proceedings including trials, markman (patent) hearings, summary judgment hearings and related court proceedings. Although certain customers from time to time may each provide more than 10% of our net sales, we are not dependent upon any single customer or group of customers except as otherwise described herein. Two customers accounted for more than 10% of total net sales in fiscal 2007 as compared to no customers over 10% in fiscal 2006.

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
As of March 31, 2007, management estimates that our total backlog, including backlog in progress and expected backlog, was between approximately $1,000,000 to $1,200,000, an amount consistent with estimated backlog at the end of the prior fiscal year. Management believes that the backlog will stay at approximately this level in the second and third quarters of fiscal 2008.

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
Employees
At March 31, 2007, we had 18 regular full-time and part-time employees. In addition, we retain from time to time the services of independent contractors to assist us in producing presentations or in rendering litigation support services. These contractors are generally paid an hourly fee for their services. We believe there are sufficient independent contractors available on relatively short notice to fulfill our outside staffing requirements for production of most litigation support presentations which we are retained to prepare.
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
Risks Related to Our Current Business
We generated a significant loss in fiscal 2007 and fiscal 2006, and we cannot assure you when or if we will be able to return to profitability.
In fiscal 2007, we generated net sales of $3.2 million and had a net loss of $327 thousand. In fiscal 2006, our net sales totaled $2.9 million and we had a net loss of $425 thousand. We have a limited number of litigation support service customers, so it continues to be difficult for us to accurately forecast our quarterly and annual net sales. However, we use our forecasted net sales to establish our production and litigation support services budgets. Most of our expenses are fixed in the short term and some of our expenses are incurred in advance of receipt of sales revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any sales shortfall. We cannot assure you if, or when, we will return to profitability. If we continue to experience losses, the value of your investment in us may decline.

Because we depend on a small number of customers for our sales in particular fiscal periods, our net sales and operating results are highly volatile and our business can fluctuate substantially in and among fiscal periods.
In fiscal 2007 two customers accounted for more than 10% of sales as compared to no customers comprising more than 10% of sales in fiscal 2006. This dependence on a limited number of customers impacts our accounts receivable as well, with two customers and four customers accounting for 40% and 62% of accounts receivable in fiscal 2007 and fiscal 2006, respectively. If we are unsuccessful in obtaining new customers or retaining current customers, we may not be able to maintain or increase our sales.
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
We filed an amended proxy statement with the SEC that describes the exchange and the sale of the LLC. Following the amended proxy statement’s review by the SEC and our addressing comments received from the SEC, the amended proxy statement will be mailed to our stockholders and they will be asked to approve both the exchange and the LLC sale transactions. Until you receive and review the proxy statement, you will not have a basis to evaluate the possible merits or risks of the exchange with Silicon Mountain or the sale of the LLC. These transactions are subject to the fulfillment or waiver of a number of conditions to closing, including the approval of our stockholders, the assignment of our headquarters facility lease to the LLC, and the assumption of our existing bank line of credit by the LLC. The lease assignment to the LLC and line of credit assumption by the LLC must take place before the closing of the LLC sale and the exchange can occur. The Silicon Mountain stockholders must also approve the exchange. If any of the closing conditions are not fulfilled or waived, or if the requisite stockholder votes in favor of the transactions are not obtained, the exchange and the sale of the LLC will not close. In that event, we will continue our current business of providing litigation support services to law firms and their clients. We cannot assure you that the exchange and the sale of the LLC will close or that these transactions will be approved by our stockholders or those of Silicon Mountain.

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
Following the exchange and the LLC sale, we expect that the Silicon Mountain stockholders who receive shares in the exchange will own 92.22% of our outstanding shares of common stock. Because Silicon Mountain has less than 35 stockholders, our common stock will be held by relatively few investors following the exchange. Messrs. Rudolph (Tre´) Cates, Roger Haston, Patrick (Shaun) Hanner, John Blackman, Mark Crossen and Dennis Clark, each of whom are currently directors and stockholders of Silicon Mountain, will following the exchange become directors of Z-Axis and will own 19.1%, 8.5%, 9.4%, 2.4%, 28.1% and 5.0%, respectively, of our outstanding common stock. There is no limitation on the portion of our outstanding common stock that may be acquired by any given investor or group of investors in the secondary market. If we consummate the exchange, Silicon Mountain investors owning a large proportion of our common stock will have significant influence over major decisions of corporate policy and other matters submitted to a vote of our stockholders.

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
Item 2. DESCRIPTION OF PROPERTY
The Company’s current headquarters and production facility are located in a business park in the south metropolitan area of Denver, Colorado. The Company leases its offices and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of March 31, 2007 the deferred rent liability is $117,415. The terms of the lease also required a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. During 2007, the amount of the Irrevocable Standby Letter of Credit will be reduced to a balance of $12,000. The Irrevocable Standby Letter of Credit will continue to reduce by $12,000 per year for the next years ending April 2008. The Company also has a month-to-month office space rental agreement for the New York location. During fiscal year 2007, the Company had a lease for office space for the Illinois facility lease which expired on February 28, 2007. This lease was not renewed. The Company leases all of its facilities from unaffiliated third parties. Management believes that the current facilities are adequate for the Company’s operations.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
The number of holders of record of the Company’s common stock as of March 31, 2007 was 393 as reported by our transfer agent. This number does not include an undetermined number of stockholders whose stock is held in “street” or “nominee” name.
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
The following table sets forth, for the fiscal quarter indicated, the quarterly high and low bid prices, as reported by the OTC Bulletin Board to an internet stock price service for the period indicated:

	High	Low
Fiscal year ended March 31, 2007:
First quarter	$0.3200	$0.2300
Second quarter	0.3000	0.1600
Third quarter	0.1700	0.1600
Fourth quarter	0.1600	0.1300

Fiscal year ended March 31, 2006:
First quarter	$0.4400	$0.3500
Second quarter	0.4900	0.3400
Third quarter	0.4500	0.2900
Fourth quarter	0.2900	0.2300
Quotations reported may represent prices between dealers, may not include retail markups, markdowns or commissions and may not represent actual transactions.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto for the fiscal years ended March 31, 2007 and 2006. Except where otherwise noted, references to years are to fiscal years ending March 31 of the year stated. Some of the information contained in this discussion and analysis are set forth elsewhere in the Form 10-KSB, including information with respect to the exchange, the LLC sale and our plans and strategies for our business, and includes forward-looking statements that involve risk and uncertainties. Our actual results will depend upon a number of factors, including but not limited to the risk factors set forth in Part I, Item 1 above. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the securities laws.
Known Trends and Future Events
In order to reduce somewhat our dependency on large lawsuits and related legal proceedings, our management team added to our sales force in 2006 and sought to increase the number of cases in which our litigation support services will be used. This effort was successful, as we obtained customer contracts on a record number of cases in fiscal 2007 and 2006 and had more cases in production in the last half of fiscal 2007 and 2006 than at any prior time. However, the average size of these cases was smaller, the timeframes shorter and the type of work was dissimilar to our work in many larger cases.
Our marketing efforts in the international market resulted in our obtaining customer contracts for business in Europe in fiscal 2007 and 2006. However, sales to international customers continued to comprise less than 5% of our total net sales for the fiscal year. We expect to continue our efforts to penetrate markets in the United Kingdom and European Union countries in fiscal 2008.
Subsequent to 2006 fiscal year-end, we entered into a definitive agreement under which we will acquire Silicon Mountain through the exchange. We believe that the exchange and the LLC sale will close in July 2007, subject to the receipt of comments from, and our providing responses to, the SEC on the Amendment No. 2 to the Proxy. Although we cannot assure you that the exchange and LLC sale will close as expected or at any time, we intend to work with Silicon Mountain and the Z-Axis investor group in seeking to consummate these transactions. If these transactions are closed, our business will thereafter be the business of Silicon Mountain, and we will no longer own or operate our existing litigation support services business.

Customer Concentration
Although we are not dependent upon any one customer for our net sales, we derive a significant portion of sales from repeat business with existing clients. The percentage of sales for any one customer during a fiscal year can vary greatly depending upon the number of presentations being prepared and the magnitude of the dollar value of the contracts with that customer. Although we have relationships with several firms that provide repeat business, our sales focus is on developing relationships with many different firms throughout the country in order to expand our base of potential customers that require litigation support services. In fiscal 2007 two customers accounted for more than 10% of sales as compared to no customers comprising more than 10% of sales in fiscal 2006. This dependence on a limited number of customers impacts our accounts receivable as well, with two customers and four customers accounting for 39.8% and 61.6% of accounts receivable in fiscal 2007 and fiscal 2006, respectively. If we are unsuccessful in obtaining new customers or retaining current customers, our net sales could decrease, as the timeframe needed to re-establish these relationships or obtain new customers can be several months to years long.
Results of Operations
The following table sets forth, for the fiscal years ended March 31, 2007 and 2006, the percentage of net sales represented by the specific items included in our statements of operations. We have included this comparison because we believe it provides a more meaningful basis for period-to-period comparisons. The financial data should not be viewed as a substitute for our historical results of operations determined in accordance with generally accepted accounting principles and does not purport to be indicative of future results of operations.

	For the Years Ended
	March 31,
	2007	2006
Net sales	100.0%	100.0%

Operating expenses
Production	40.9	46.2
Research and development	2.8	3.7
General and administrative	40.8	32.0
Marketing	26.2	31.6
Depreciation	1.4	2.1
Amortization of software development costs	0.0	1.8

Total operating expenses	112.1	117.4

(Loss) income from operations	(12.1)	(17.4)
Other income (expense)	(0.4)	0.3
Income tax benefit (expense)	2.4	2.7

Net (loss) income	(10.1)%	(14.4)%

Year Ended March 31, 2007 compared to Year Ended March 31, 2006

Net Sales
During fiscal years 2007 and 2006 sales were derived primarily from the litigation services field. Net sales increased by $281,306, or 10%, to $3,226,496 for the year ended March 31, 2007 as compared to $2,945,190 in net sales for the year ended March 31, 2006. The increase in sales for fiscal 2007 is primarily due a 10% increase in the number of jobs, at consistent average revenue per job, which the production department actively worked on during fiscal year 2007 as compared to fiscal year 2006. Cost management measures are also in place aimed at maintaining overhead expenses at an appropriate level, as well as effective utilization of contract labor on sales producing activities. Two customers accounted for more than 10% of total net sales in fiscal 2007 as compared to no customers over 10% in fiscal 2006.
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
The Company’s ability to maintain an effective marketing program, expand its market share in the near-term and establish new markets in the long-term, may have an effect on its future financial position and results of operations. During fiscal years 2007 and 2006, the Company had minimal increases in its expenditures for marketing and advertising efforts. In order to continue to maintain the Company’s market position in the litigation services industry, management expects that advertising and marketing expenses will stay at their current levels during fiscal year 2008. Management considers the expenses associated with an expansion of the marketing program necessary for future growth, although our ability to grow our marketing program is and will continue to be constrained by our financial position.
Operating Expenses
Operating expenses increased $158,225, or 4.6%, to $3,618,055 for the fiscal year ended March 31, 2007 as compared to $3,459,830 for the fiscal year ended March 31, 2006. As a percentage of net sales, operating expenses were 112.1% for fiscal 2007 as compared to 117.4% for fiscal 2006. Operating costs include compensation costs for all regular full and part-time employees, as well as overhead expenses such as building rent, insurance, supplies, marketing costs and depreciation and amortization. Since a portion of these costs are fixed, increases or decreases in net sales will cause the percentage of these costs against net sales to fluctuate.
Labor expense continues to be the most significant of the Company’s operating costs. During 2007 and 2006, employee compensation, benefit and insurance costs accounted for approximately 66% and 71%, respectively, of total operating expenses. The decrease in fiscal year 2007 labor and related costs as a percentage of total operating expenses was due to attrition and reduction in work schedule of a several salaried employees, partially offset by an increase in production contract labor to produce the higher revenue level. Management believes that the Company’s staffing levels and production capacity are sufficient to maintain current and anticipated near-term production levels.

Production expenses decreased $41,683, or 3.1%, to $1,320,160 for the 2007 fiscal year as compared to $1,361,843 for the 2006 fiscal year. Production costs for direct contract labor and other billable expenses generally vary directly with sales levels. Production costs as a percentage of net sales were 40.9% for fiscal year 2007 as compared to 46.2% for fiscal year 2006. Production costs include some fixed expenses for salaried full and part-time employees, as well as equipment maintenance costs and the costs of production supplies.
The Company manages fluctuations in production labor requirements through the use of employees in combination with several experienced contract producers and artists. This strategy is used to manage more effectively the cost of labor, as monthly sales levels can vary significantly. The production department incurs fixed compensation and benefit costs for a small core staff of employees including artists, producers and a coordinator. Management reviews contracted production commitments from time to time in an effort to maximize sales while keeping production costs at an efficient level.
Research and development costs decreased $19,776 or 18.0%, to $90,192 for the fiscal year ended March 31, 2007 as compared to $109,968 for the fiscal year ended March 31, 2006. The decrease was due to a reduction in the work schedule for the Company’s software developer. Research and development costs for fiscal 2007 were focused on enhancement and maintenance of both VuPoint and the internal multi-user system used to help track the Company’s production activities. Management will assess the Company’s future software development, enhancement and maintenance needs during fiscal 2007 and will continue to make strategic decisions regarding investment in research and development activities and projects.
General and administrative expenses increased $372,968, or 39.5%, to $1,316,161 for the fiscal year ended March 31, 2007 as compared to $943,193 for the fiscal year ended March 31, 2006. Executive compensation costs are combined with other general and administrative costs in the financial statements for presentation purposes. The increase in 2007 was primarily due to approximately $285,000 in one-time expenses associated with the proposed stock exchange transaction between Silicon Mountain Memory and Z-Axis. These one-time expenses included attorney’s and accountant’s fees, investment advisor’s fees related to a fairness opinion and costs associated with edgarization and filing of the proxy statement with the SEC. In addition to the one-time stock exchange expenses, management also determined that the allowance for uncollectible accounts receivable needed to increase in order to accommodate potential write-offs. Consequently, the bad debt expense included in general and administrative costs was increased by $67,000. Management is pursuing collection of the majority of these accounts through negotiation with the respective clients. Management expects that general and administrative costs will decrease during fiscal 2008, although the Company will incur additional one-time investment banking, legal and accounting expenses associated with the finalization of the exchange and LLC sale in the first portion of fiscal 2008.
Marketing expenses decreased $85,574, or 9.2%, to $845,353 for the fiscal year ended March 31, 2007 as compared to $930,927 for the fiscal year ended March 31, 2007. The decrease in marketing costs was due to lower expenditures on promotional materials and web site marketing development, offset partially by an increase in sales commissions due to the higher sales levels. In addition, sales and marketing costs during the fourth quarter of fiscal 2007 as compared to the same period of fiscal 2006 due to attrition of a sales consultant. Management expects to fill the vacancy in this position during the second quarter of fiscal 2008. In addition, management expects that overall marketing costs will remain constant for the near future.

Depreciation expense decreased $15,089, or 24.6%, to $46,189 during fiscal year 2007 as compared to $61,278 during fiscal year 2006. The decrease is due to the fact that 90% of the Company’s fixed assets are fully depreciated. During fiscal 2007, the Company committed $46,770 in capital purchases for various production and office equipment and software upgrades. During fiscal 2006, the Company committed $29,987 in total capital purchases. Management expects that capital expenditures will be consistent during fiscal 2008 as computer equipment and corporate software systems are replaced and upgraded to keep pace with the current technology. Rapid technological advances in the type of equipment that the Company uses in providing its services require that depreciable lives of the equipment be relatively short.
Amortization expense related to capitalized software development costs was $0 for the fiscal year ended March 31, 2007 as compared to $52,621 for the fiscal year ended March 31, 2006. Research and development costs were capitalized during fiscal year 2004. These costs were for the development of VuPoint 6.0 which began generating sales in the fourth quarter of fiscal 2004. In accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed for Internal Use”, these costs were amortized as software use fees and associated system operator services were earned. Sales from these use fees and services were $154,445 for fiscal year 2007 as compared to $307,121 for fiscal year 2006. As of March 31, 2006, capitalized software development costs were fully amortized.
Other Income and Expenses
Interest income (expense) was $(21,705) for the fiscal year ended March 31, 2007 as compared to $6,882 for the fiscal year ended March 31, 2006. During fiscal 2007, interest income was earned and collected on a delinquent account receivable. This interest income was offset by interest expense on the line-of-credit and capital lease obligations. Other income was $8,279 in fiscal year 2007 as compared to $2,531 in fiscal year 2006. Other income includes small gains on the sale of fully depreciated computer and other equipment that is no longer used by the Company, as well as interest income on short-term investments in money market accounts and certificates of deposit.
Income Taxes
For income tax reporting purposes, the Company files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items for tax purposes is different than that for financial statement purposes.
The Company recorded an income tax benefit of $77,735 for the year ended March 31, 2007 compared to a benefit of $80,579 for the year ended March 31, 2006. The change in income tax benefit is directly attributable to the difference in operating results in fiscal 2007 as compared to fiscal 2006. The Company has recorded a valuation allowance of approximately $200,000 at March 31, 2007 due to the Company’s losses in the current fiscal year and the uncertain nature of future taxable income.
At March 31, 2007, the Company had federal income tax loss carry forwards of approximately $1,100,000 which expire in the years 2025 through 2027. The ability to utilize these tax loss carry forwards may be limited in future periods if the exchange is consummated, as the exchange will result in a change in control of Z-Axis.

Net (Loss) Income
Net loss and loss per share of common stock was $(327,250) and $(0.09) for the fiscal year ended March 31, 2007, respectively. These compare to net loss and loss per share of $(424,648) and $(0.11) for the fiscal year ended March 31, 2006, respectively. Diluted loss per share of common stock was $(0.09) for the fiscal year ended March 31, 2007 as compared to diluted loss per share of common stock of $(0.11) for the fiscal year ended March 31, 2006.
Liquidity and Capital Resources
Cash Requirements
The Company’s significant contractual obligations consist of a line-of-credit which matured on April 2, 2007. Management negotiated a renewal of the line-of-credit for a period of five months. The due date of the current line-of-credit is August 2, 2007. The renewal requires that the line-of-credit be capped at $115,000 as of May 2, 2007; at $100,000 as of June 2, 2007; and at $80,000 as of July 2, 2007. The interest rate on the line-of-credit is 1 1/2% over the bank’s prime rate (9.75% at March 31, 2007) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of March 31, 2007, the outstanding balance on the line of credit was $145,000.

In addition to the line-of-credit, the Company’s significant contractual obligations include a capital lease in the amount of $5,370 which will be paid off during fiscal year 2008 and an operating lease for the current office space in Greenwood Village, Colorado which calls for payments totaling $669,533 over the next five years. Management expects that capital expenditures during fiscal year 2008 will be approximately $65,000. We believe that cash flow from operations in fiscal 2008 will be sufficient to meet operating cash obligations for fiscal 2008, although we cannot assure you this will be the case.
Sources and Uses of Cash
The Company’s principal source of liquidity as of March 31, 2007 consisted of $13,393 in cash and cash equivalents. Cash is generated through the sale of consulting, animation, multimedia and electronic graphics services, exhibit boards and software use fees, equipment rental and in-court litigation support services. Cash and a revolving line-of-credit are used to fund accounts payable, pay operating costs, pay principal and interest on a capital lease and acquire new equipment as needed. At March 31, 2007, the Company had drawn down $145,000 against the revolving line-of-credit.
Cash Flows from Operating Activities
Cash flow provided by operations was $8,871 during the fiscal year ended March 31, 2007 as compared to cash flow used in operations of $836,205 during the fiscal year ended March 31, 2006. Cash provided by operations during fiscal 2007 was comprised of a net loss of $327,250 adjusted for depreciation, stock based compensation expense, gain on sale of equipment, allowance for doubtful accounts and deferred income taxes. This was offset by a decrease in accounts receivable of $192,808 and other current assets of $26,311, increases in accounts payable of $68,640, accrued expenses of $11,747, deferred revenue of $19,409 and deferred rent of $36,461. Cash used in operations during fiscal 2006 was primarily due to the net loss of $424,648 coupled with an increase in accounts receivable of $644,510, partially offset by increases in accounts payable of $66,904 and accrued expenses of $83,265.

Cash Flows from Investing Activities
Capital additions were $46,770 and $29,987 during the fiscal years ended March 31, 2007 and 2006, respectively. The expenditures for 2007 and 2006 were for replacement of office and production equipment. We expect to fund necessary capital additions using a combination of debt financing and cash flow from operations. We expect that any 2008 capital additions will be approximately $65,000.
Cash Flows from Financing Activities
Cash flows used in financing activities were $28,771 during fiscal year ended March 31, 2007 as compared to cash provided by financing activities of $180,535 during fiscal year ended March 31, 2006. Cash flows used in financing activities during fiscal year 2007 were payments on the line-of-credit and capital lease, offset by a decrease in restricted cash. Cash provided by financing activities during fiscal year 2006 represented borrowings on the line-of- credit and a decrease in restricted cash balances, partially offset by payments made on capital leases.
Debt Instruments, Guarantees and Related Covenants
The Company has a revolving line of credit with a bank that became due on April 2, 2007. Management negotiated a renewal of the line-of-credit for a period of four months. The due date of the current line-of-credit is August 2, 2007. The renewal requires that the line-of-credit be capped at $115,000 as of May 2, 2007; at $100,000 as of June 2, 2007; and at $80,000 as of July 2, 2007. The interest rate on the line-of-credit is 1 1/2% over the bank’s prime rate (9.75% at March 31, 2007) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of March 31, 2007, the outstanding balance on the line of credit was $145,000.
Cash Management
The timing of the Company’s production volumes and the correlative effect on net sales is largely dependent upon factors that are not within our control, including the timing of trial and other proceedings and the settlement of claims before trial. Delays in the commencement of production activities for litigation support products or delays in providing litigation support services can have a material negative impact on net sales in the quarters in which commencement of production or support services are deferred. Sales for the first quarter of fiscal year 2008 are anticipated to be approximately $800,000 to $900,000. While we believe that net sales and the cash flow from such sales will be sufficient to meet our cash needs in 2008, we may need to make periodic borrowings under our bank line-of-credit in order to meet our operating needs.

Contractual Obligations and Commercial Commitments
The following table summarizes our principal contractual obligations as of March 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
		Less Than 1
	Total	Year	1 to 3 Years	4 to 5 Years
Short-term debt (1)	$145,000	$145,000	$—	$—
Capital lease obligations	5,370	5,370	—	—
Operating leases	669,533	154,245	320,775	194,513

Total	$819,903	$304,615	$320,775	$194,513

(1)	Represents the balance outstanding under the bank line of credit at March 31, 2007.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade accounts receivable. The Company places its temporary cash investments with what management believes are high quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s periodic credit evaluations of its significant customers’ financial condition and their dispersion across geographic areas and types of litigation proceedings.

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
On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.
Market Risk
To date, substantially all of our net sales have been denominated in U.S. dollars. In fiscal 2007 less than 3% of total net sales were made to customers outside the U.S. Accordingly, we believe that currently there is no material exposure to risk from changes in foreign currency exchange rates. As we increase our international sales, our exposure to currency fluctuations could increase if our international sales are denominated in currencies other than the U.S. dollar. We do not engage in any hedging activities and have no plans to do so in the future.

Our exposure to interest rate risk at March 31, 2007 is related to our investment of our excess cash and cash equivalents and the interest rate charged under our revolving line-of-credit. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments and maintain an average maturity of nine months or less. Due to the short-term nature of these investments, we believe there is currently no associated material exposure to interest rate risk. The interest rate on our bank line of credit is variable and subject to interest rate risk. The interest rate risk related to the line of credit is mitigated primarily by the fact that the balance under the line-of-credit has been outstanding for a short period of time in order to fund short-term cash requirements.
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
Off-Balance Sheet Arrangements
In June 2003, we obtained an irrevocable standby letter of credit in the amount of $60,000 in favor of the landlord from which we lease our current headquarters facility. The letter of credit is secured by cash on deposit in a restricted money market account maintained at a financial institution. The letter of credit reduces at the rate of $12,000 per year and is currently scheduled to expire in April 2008. As of March 31, 2007, we did not have any other off-balance sheet financing arrangements. We do not have transactions, arrangements or relationships with variable interest entities and have not guaranteed any financial obligations of third parties.
Dividends
No dividends have been declared as of March 31, 2007 and the Company does not anticipate paying dividends in the foreseeable future.
Related Party Transactions
The Company did not have any transactions exceeding applicable materiality thresholds with related parties during the fiscal year ended March 31, 2007.
Inflation
Management believes that inflation has not had a significant impact on the Company’s financial position or results of operations.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Z-Axis Corporation
Greenwood Village, Colorado
We have audited the accompanying balance sheets of Z-Axis Corporation as of March 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z-Axis Corporation as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC
June 20, 2007
Denver, Colorado

Z-AXIS CORPORATION
Balance Sheets

	March 31,
	2007	2006
Assets
Current assets
Cash	$13,393	$75,722
Accounts receivable, net of allowance of $47,130 (2006) and $56,573 (2006)	944,473	1,127,839
Other current assets	25,713	52,024

Total current assets	983,579	1,255,585

Non-current assets
Property and equipment, net	98,752	97,995
Restricted cash (Note 8)	25,196	36,288
Deposits	27,983	28,468
Deferred income taxes	312,000	344,000

Total non-current assets	463,931	506,751

Total assets	$1,447,510	$1,762,336

Liabilities and Stockholders’ Equity

Current liabilities
Line-of-credit	$145,000	$170,000
Accounts payable	173,683	105,043
Accrued expenses	197,409	185,662
Deferred revenue	52,409	33,000
Deferred income taxes	204,000	315,000
Current portion of capital lease obligations	5,370	14,863

Total current liabilities	777,871	823,568

Capital lease obligations, less current portion	—	5,370
Deferred rent	117,415	80,954

Total liabilities	895,286	909,892

Commitments

Stockholders’ equity
Common stock, $.001 par value, 10,000,000 shares authorized, 3,825,000 shares issued and outstanding	3,825	3,825
Additional paid-in capital	1,473,701	1,446,671
Accumulated deficit	(925,302)	(598,052)

Total stockholders’ equity	$552,224	$852,444

Total liabilities and stockholders’ equity	$1,447,510	$1,762,336

See notes to financial statements.

Z-AXIS CORPORATION
Statements of Operations

	For the Years Ended
	March 31,
	2007	2006
Net sales	$3,226,496	$2,945,190

Operating expenses
Production	1,320,160	1,361,843
Research and development	90,192	109,968
General and administrative	1,316,161	943,193
Marketing	845,353	930,927
Depreciation and amortization	46,189	61,278
Amortization of software development costs	—	52,621

Total operating expenses	3,618,055	3,459,830

Loss from operations	(391,559)	(514,640)

Other income (expense)
Interest income (expense), net	(21,705)	6,882
Other income	8,279	2,531

Total other income (expense)	(13,426)	9,413

Loss before income taxes	(404,985)	(505,227)

Income tax benefit	77,735	80,579

Net loss	$(327,250)	$(424,648)

Weighted average common shares outstanding
Basic	$3,825,000	$3,825,000

Diluted	$3,825,000	$3,825,000

Basic loss per common share	$(0.09)	$(0.11)

Diluted loss per common share	$(0.09)	$(0.11)

See notes to financial statements.

Z-AXIS CORPORATION
Statement of Changes in Stockholders’ Equity
For the Years Ended March 31, 2007 and 2006

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — March 31, 2005	3,825,000	$3,825	$1,446,671	$(173,404)	$1,277,092

Net loss	—	—	—	(424,648)	(424,648)

Balance — March 31, 2006	3,825,000	3,825	1,446,671	(598,052)	852,444

Net loss	—	—	—	(327,250)	(327,250)

Compensation expense from stock option grants	—	—	27,030	—	27,030

Balance — March 31, 2007	3,825,000	$3,825	$1,473,701	$(925,302)	$552,224

See notes to financial statements.

Z-AXIS CORPORATION
Statements of Cash Flows

	For the Years Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(327,250)	$(424,648)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	46,189	61,278
Amortization of software development costs	—	52,621
Stock based compensation	27,030	—
Gain on sale of equipment	(4,517)	—
Allowance for doubtful accounts	(9,442)	14,713
Deferred income taxes	(79,000)	(83,000)
Changes in assets and liabilities
Accounts receivable	192,808	(644,510)
Other current assets	26,311	5,796
Deposits	485	(16)
Accounts payable	68,640	66,904
Accrued expenses	11,747	83,265
Deferred revenue	19,409	(2,500)
Deferred rent	36,461	33,892

	336,121	(411,557)

Net cash provided by (used in) operating activities	8,871	(836,205)

Cash flows from investing activities
Purchase of property and equipment	(46,770)	(29,987)
Proceeds from sale of equipment	4,341	—

Net cash used in investing activities	(42,429)	(29,987)

Cash flows from financing activities
Decrease in restricted cash	11,092	24,735
Net (payments)/borrowing on line-of-credit	(25,000)	170,000
Capital lease principal payments	(14,863)	(14,200)

Net cash (used in) provided by financing activities	(28,771)	180,535

Net decrease in cash	(62,329)	(685,657)

Cash — beginning of year	75,722	761,379

Cash — end of year	$13,393	$75,722

Supplemental disclosure of cash flow information:
The Company paid $22,187 and $7,442 for interest for the years ended March 31, 2007 and 2006, respectively.
See notes to financial statements.

Z-AXIS CORPORATION
Notes to Financial Statements
Note 1 — Description of Business and Summary of Significant Accounting Policies
Z-Axis Corporation (the Company) was incorporated under the laws of the state of Colorado on May 16, 1983. The Company is engaged in consulting and presentation services. The primary market for the Company’s products and services is the litigation industry. These services include the strategic analysis of complex litigation issues, the design of demonstrative evidence, the production of such evidence and courtroom presentation. In addition, the Company has developed an electronic image presentation system for use in the courtroom called “VuPoint”. The services are provided through its headquarters and production facility in Denver, Colorado and its satellite sales offices in New York City, Washington D.C., Chicago, San Francisco and London.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. The Company places its temporary cash investments with what management believes are high quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s periodic credit evaluations of its significant customers’ financial condition and their dispersion across geographic areas and different types of litigation proceedings.
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
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of March 31, 2007 because of the relatively short maturity of these instruments.
The carrying amounts of notes payable and debt issued approximated fair value as of March 31, 2007 because interest rates on these instruments approximate market interest rates.

Z-AXIS CORPORATION
Notes to Financial Statements
Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)
Stock Options
On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,”(“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the date of adoption have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended March 31, 2007 was $27,030, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense related to employee stock options disclosed but not recognized in the financial statements for the twelve months ended March 31, 2006 was $7,922. As of March 31, 2007, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was approximately $36,000, which is expected to be recognized over two fiscal years.
SFAS No. 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the intrinsic value method, compensation expense for stock option grants issued to employees was recorded to the extent the fair market value of the stock on the date of grant exceeds the option price.

Z-AXIS CORPORATION
Notes to Financial Statements
Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)
Stock Options (continued)
Prior to adoption of SFAS No. 123(R) on April 1, 2006, the Company followed SFAS No. 123 which allowed for the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma results of operations were disclosed for those options granted under the fair value method. Accordingly, the Company accounted for stock options granted to employees and directors of the Company under the intrinsic value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net income and net income per common share would approximate the following pro forma amounts (in thousands, except per share amounts):

For the Year
Ended
March 31,
2006
Net (loss) income as reported	$(424,648)
Total stock-based compensation expense, determined under fair value accounting, net of tax effects	(7,922)

Pro forma net (loss) under SFAS 123	$(432,570)

Basic and diluted net (loss) income per common share:
As reported	$(0.11)
Pro forma	$(0.11)

Assumptions:
Dividend yield	—
Volatility factor	79.5% and 349%
Risk free interest rate	4.78% and 4.8%
Expected life of options (in years)	5 and 10
The weighted average fair value of options granted during the year ended March 31, 2006 was $0.46 (Note 6.)

Z-AXIS CORPORATION
Notes to Financial Statements
Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)
Stock Options (continued)
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
Basic (loss) income per share is computed by dividing net (loss) income by the number of weighted average common shares outstanding during the year. Diluted (loss) income per share is computed by dividing net (loss) income by the number of weighted average common shares outstanding during the year, including potential common shares, which consisted of stock options. At March 31, 2007, the Company had 473,706 options outstanding that were anti-dilutive.
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

Z-AXIS CORPORATION
Notes to Financial Statements
Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)
Recently Issued Accounting Pronouncements (continued)
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS No. 157 will not have a material impact on our financial statements.

Z-AXIS CORPORATION
Notes to Financial Statements
Note 1 — Description of Business and Summary of Significant Accounting Policies (continued)
Recently Issued Accounting Pronouncements (continued)
On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.
Note 2 — Balance Sheet Disclosures
Software development costs consist of the following:

	March 31,
	2007	2006
Capitalized software	$90,930	$90,930
Accumulated amortization	(90,930)	(90,930)

	$—	$—

Z-AXIS CORPORATION
Notes to Financial Statements
Note 2 — Balance Sheet Disclosures (continued)
Property and equipment consist of the following:

	March 31,
	2007	2006
Production equipment	$620,617	$610,137
Office equipment	371,489	335,199
Leasehold improvements	23,706	23,706

	1,015,812	969,042
Less accumulated depreciation and amortization	(917,060)	(871,047)

	$98,752	$97,995

Accrued expenses consist of the following:

	March 31,
	2007	2006
Accrued compensation	$75,934	$115,941
Accrued expenses	121,475	69,721

	$197,409	$185,662

Note 3 — Line-of-Credit
The Company has a revolving line of credit with a bank that became due on April 2, 2007. Management negotiated a renewal of the line-of-credit for a period of four months. The due date of the current line-of-credit is August 2, 2007. The renewal requires that the line-of-credit be capped at $115,000 as of May 2, 2007; at $100,000 as of June 2, 2007; and at $80,000 as of July 2, 2007. The interest rate on the line-of-credit is 1 1/2% over the bank’s prime rate (9.75% at March 31, 2007) and interest is payable monthly. The line is collateralized by the Company’s accounts receivable and general intangibles. As of March 31, 2007, the outstanding balance on the line of credit was $145,000.
Note 4 — Capital Leases
In fiscal year 2005, the Company acquired assets under the provisions of a long-term lease. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. The lease will expire in 2007. Amortization of the leased property is included in depreciation expense.

Z-AXIS CORPORATION
Notes to Financial Statements
Note 4 — Capital Leases (continued)
The assets under capital lease have cost and accumulated amortization as follows:

	March 31,
	2007	2006
Equipment	$41,315	$41,315
Less accumulated amortization	(26,173)	(18,367)

	$15,142	$22,948

Maturities of capital lease obligations are as follows:

Year Ending March 31,
2008	$5,508

Total minimum lease payments due	5,508
Amount representing interest	(138)

Present value of net minimum lease payments	5,370
Less current portion	(5,370)

Long-term capital lease obligation	$—

Z-AXIS CORPORATION
Notes to Financial Statements
Note 5 — Income Taxes
The net current and long-term deferred tax assets and liabilities include the following:

	March 31,
	2007	2006
Current
Deferred tax asset:
Vacation accrual	$20,000	$18,000
Allowance for doubtful accounts	17,000	21,000

Total deferred tax asset	37,000	39,000

Deferred tax liability
Accrual to cash conversion	(241,000)	(354,000)

Total deferred tax liability	(241,000)	(354,000)

Net current deferred tax asset (liability)	$(204,000)	$(315,000)

Long-term
Deferred tax asset
Deferred rent	$44,000	$30,000
Net operating loss carryforward	419,000	412,000
State net operating loss carryforward	29,000	14,000
Stock-based compensation	10,000	—
Valuation allowance	(178,000)	(100,000)

Total deferred tax asset	324,000	356,000

Deferred tax liability:
Fixed assets	(12,000)	(12,000)

Total deferred tax liability	(12,000)	(12,000)

Net long-term deferred tax asset (liability)	$312,000	$344,000

The components of income tax (benefit) expense consist of:

	March 31,
	2007	2006
Current	$1,225	$1,225
Deferred	(78,960)	(81,804)

	$(77,735)	$(80,579)

Z-AXIS CORPORATION
Notes to Financial Statements
Note 5 — Income Taxes (continued)
The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net (loss) income compared to the income taxes in the statements of operations:

	For the Years Ended
	March 31,
	2007	2006
Income tax (benefit) expense at the statutory rate	$(137,695)	$(171,777)

Change resulting from:
State and local income taxes, net of federal income tax	(13,365)	(14,156)
Nondeductible expenses	4,183	5,354
Change in valuation allowance	78,000	100,000
Other	(8,858)	—

	$(77,735)	$(80,579)

At March 31, 2007, the Company had total federal and state income tax loss carryforwards of approximately $1,100,000, which expire in the years 2025 through 2027.
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

Z-AXIS CORPORATION
Notes to Financial Statements
Note 6 — Stock Option Plan (continued)
Stock Options (continued)
Valuation and Expense Information under SFAS 123(R)
The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the non-plan stock options granted during the twelve months ended March 31, 2007 using the Black-Scholes pricing model:

Twelve Months
Ended March 31,
2007
Expected life (years)	5 - 10 years
Risk-free interest rate	4.78 - 4.8%
Expected volatility	229 - 445%
Expected dividend yield	None
Weighted average fair value	$.30

Z-AXIS CORPORATION
Notes to Financial Statement
Note 6 — Stock Option Plan (continued)
Stock Options (continued)
Valuation and Expense Information under SFAS 123(R) (continued)
The following table presents a summary of the status of the Company’s stock option plan as of March 31, 2007:

		Weighted
	Incentive	Average
	Stock	Exercise
	Options	Price
Plan Options

Options outstanding – March 31, 2005	333,313	$0.24
Granted	55,070	0.46
Expired	(13,383)	0.36

Options outstanding – March 31, 2006	375,000	0.27
Granted	—	—
Expired	(1,224)	0.19

Options outstanding – March 31, 2007	373,776	$0.27

Options vested and exercisable at March 31, 2007	311,229	$0.24

	Incentive Non-	Weighted
	Plan Stock	Average
	Options	Exercise Price
Non-Plan Options

Outstanding non-plan stock options at March 31, 2006	—	—
Granted	99,930	$0.30
Exercised	—	—
Canceled	—	—
Outstanding non-plan stock options at March 31, 2007	99,930	$0.30
Vested or expected to vest at March 31, 2007	—	—
Options exercisable at March 31, 2007	—	—

Z-AXIS CORPORATION
Notes to Financial Statement
Note 6 — Stock Option Plan (continued)
Stock Options (continued)
Valuation and Expense Information under SFAS 123(R) (continued)
The following table presents the composition of options outstanding:

	Options Outstanding
Range of Exercise Prices	Number	Price	Life*
$.0625 - $0.1625	75,000	$0.07	3.73
$.1875 - $0.2875	131,206	0.24	4.97
$.2900 - $0.3900	227,500	0.35	6.47
$.4000 - $0.5390	40,000	0.50	7.75

Total — March 31, 2007	473,706	$0.27	5.53

The following table presents the composition of options exercisable:

	Exercisable Options
Range of Exercise Prices	Number	Price	Life*
$.0625 - $0.1625	75,000	$0.07	3.73
$.1875 - $0.2875	131,206	0.24	4.97
$.2900 - $0.3900	91,687	0.35	5.95
$.4000 - $0.5390	13,336	0.50	7.75

Total — March 31, 2007	311,229	$0.24	5.08

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Z-AXIS CORPORATION
Notes to Financial Statements
Note 7 — Commitments
Operating Leases
The Company leases its offices and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of March 31, 2007 the deferred rent liability is $117,415. The terms of the lease also required a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. During 2007, the amount of the Irrevocable Standby Letter of Credit will be reduced to a balance of $12,000. The Irrevocable Standby Letter of Credit will continue to reduce by $12,000 per year for the next years ending April 2008. The Company also has a month-to-month office space rental agreement for the New York location. During fiscal year 2007, the Company had a lease for office space for the Illinois facility lease which expired on February 28, 2007. This lease was not renewed. The Company leases all of its facilities from unaffiliated third parties. Rent expense for the three leases was $157,258 and $156,337 for the years ended March 31, 2007 and 2006, respectively.
Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
2008	$154,245
2009	158,340
2010	162,435
2011	166,530
2012	27,983
Thereafter	—

$669,533

Note 8 — Employee Benefit Plan
On April 1, 1993, the Company established the Z-Axis Corporation 401(k) Plan (the “Plan”). Eligible employees may elect to participate in the Plan beginning on the first day of the calendar quarter following their date of hire. The Company elected to make matching contributions in amounts of ten percent of the first five percent of a participating employee’s salary deferral amount. The Company made matching contributions to the Plan in the amounts of $4,310 and $4,356 during the years ended March 31, 2007 and 2006, respectively.

Z-AXIS CORPORATION
Notes to Financial Statement
Note 9 — Major Customers
The Company’s net sales are concentrated in a few customers. For the year ended March 31, 2007, two customers accounted for more than 10% of total net sales and one customer accounted for 40% of the outstanding accounts receivable balance at March 31, 2007. For the year ended March 31, 2006, no customer accounted for more than 10% of the total sales and four separate customers comprised 62% of the accounts receivable balance at March 31, 2006.
Note 10 — Subsequent Events (Unaudited)
On May 7, 2007, we entered into a stock exchange agreement, or the exchange agreement, with Silicon Mountain Memory, Incorporated, a Colorado corporation (“Silicon Mountain”), our principal stockholders, and Silicon Mountain’s principal stockholders on. The exchange agreement provides that at closing we will exchange (the “exchange”) a total of 5,037,124 post-split shares of Z-Axis for all of the outstanding capital stock of Silicon Mountain. As a result of the exchange, Silicon Mountain will become a wholly-owned subsidiary of ours. Prior to the closing, we anticipate transferring all of our pre-closing assets and liabilities to a wholly-owned limited liability company, which we refer to as Z-Axis LLC. At the closing, it is anticipated that certain of our current principal stockholders, officers and directors, or the Z-Axis investor group, will through their own limited liability company acquire all of the outstanding membership interests of Z-Axis LLC, which will then hold all of our pre-closing assets and liabilities. We refer to this transaction as the sale of the LLC or the LLC sale. The purchase price to be paid in the LLC sale will be approximately $60,000 in cash, the redemption at closing of common stock owned by the Z-Axis investor group valued at approximately $90,000 and a promissory note in the principal amount of $150,000. These amounts are not yet agreed upon in writing and may change before a written agreement is signed between us and the purchasing LLC to be formed by the Z-Axis investor group.
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

Z-AXIS CORPORATION
Notes to Financial Statements
Note 10 — Subsequent Events (Unaudited) (continued)
Immediately prior to the closing of the exchange and the LLC sale, and subject to stockholder approval, we will implement a one-for-nine reverse stock split of our common stock, which will reduce our outstanding shares of common stock from 3,825,000 shares to 425,000 shares (before issuance of the 5,037,124 post-split shares of our common stock to the Silicon Mountain stockholders in the exchange). We will also change our name to include the term Silicon Mountain. After the reverse stock split and assuming the closing of the exchange, the Silicon Mountain stockholders will own 4,266,344 shares of our common stock, or approximately 92.22% of our then-outstanding common stock (before taking into account the redemption of shares from the Z-Axis investor group). The foregoing does not take into account 2,154,250 post-split shares of common stock issuable on full exercise of options held by Silicon Mountain optionees and outstanding under the Silicon Mountain equity incentive plan and 1,690,000 warrants, which we will assume effective as of the closing (subject to stockholder approval), and options to acquire 61,246 post-split shares of common stock that are held by optionees under our existing stock option plan.
In connection with the proposed sale of the LLC, we are acting through a special committee of independent directors, or the special committee, who are disinterested in the LLC sale. The special committee engaged an independent financial advisory firm that rendered a fairness opinion with respect to the exchange and the sale of the LLC. The parties anticipate that the closing will take place in July 2007, with the exact timing subject to the review of the Z-Axis amended proxy statement that was filed with the Securities and Exchange Commission on June 22, 2007.
The exchange is subject to various other conditions, including approval of the exchange and the LLC sale by our stockholders, approval of the exchange by Silicon Mountain’s stockholders, the truth and accuracy of representations and warranties in all material respects as of closing, receipt of legal opinions in customary form and the simultaneous consummation of the exchange and the sale of the LLC. We cannot assure that all such conditions will be satisfied or that the closing will occur as anticipated, if ever.

Z-AXIS CORPORATION
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 8A. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Company’s principal executive and financial officer and director of finance (referred to in this periodic report as the Company’s Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Certifying Officers, the effectiveness of the Company’s disclosure controls and procedures as of the date of this Form 10-KSB, pursuant to Rule 13a-15 (b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective.
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
In connection with the audit of the period ended March 31, 2007, there were no “Reportable Events” within the meaning of Item 304(a)(1)(iv) of Regulation S-B. However, the Company’s auditors communicated to the Registrant matters it considered to be a significant deficiency in the Registrant’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company maintains a small core staff in accounting and finance, consequently some of the duties that would normally be segregated for internal control purposes cannot be assigned to other company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties. In addition, management maintains a daily, weekly and monthly accounting oversight system that includes identification of any significant or unusual transactions that warrant additional investigation.

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
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement relating to its 2007 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
Item 10. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement relating to its 2007 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement relating to its 2007 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Z-AXIS CORPORATION
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement relating to its 2007 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
Item 13. EXHIBITS
     (a) The following documents are incorporated by reference:
          1. Exhibits:
Pursuant to Regulation 240.12b-23, Exhibits 3.1 and 3.2 (Articles of Incorporation and Bylaws) are incorporated by reference from the Registration Statement on Form S-18, SEC File No. 2-85302-D, effective September 15, 1983.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the Company’s proxy statement relating to its 2007 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Z-AXIS CORPORATION
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report of be signed on its behalf by the undersigned, thereunto duly authorized.

Z-AXIS CORPORATION

By:	/s/ Alan Treibitz

Alan Treibitz
Chief Executive Officer
Date: June 27, 2007
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