Form 10QSB
period 2007-06-30
Z AXIS CORP
filed 2007-08-14
CIK 723928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2007.
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
Yes ☐ No ☑
The number of common shares outstanding as of the latest practicable date August 14, 2007: 3,825,000.
Transitional Small Business Disclosure Format
Yes ☐ No ☑

PART I Financial Information
Item 1. Financial Statements
Condensed Balance Sheets

	June 30, 2007	March 31, 2007
	(Unaudited)

Assets
Current assets:
Cash	$193,306	$13,393
Trade accounts receivable, net	696,195	944,473
Other current assets	28,824	25,713

Total current assets	918,325	983,579

Non-current assets:
Property and equipment, net	92,641	98,752
Restricted cash	25,284	25,196
Deposits	27,983	27,983
Deferred income taxes	226,000	312,000

Total non-current assets	371,908	463,931

Total assets	$1,290,233	$1,447,510

Liabilities and stockholders’ equity
Current liabilities:
Line-of-credit	$100,000	$145,000
Accounts payable	161,169	173,683
Accrued expenses	186,433	197,409
Deferred revenue	54,671	52,409
Deferred income taxes	121,000	204,000
Current portion of capital lease obligations	1,363	5,370

Total current liabilities	624,636	777,871

Deferred rent	107,831	117,415

Total liabilities	732,467	895,286

Stockholders’ equity:
Common stock	3,825	3,825
Additional paid in capital	1,478,742	1,473,701
Accumulated deficit	(924,801)	(925,302)

Total stockholders’ equity	557,766	552,224

Total liabilities and stockholders’ equity	$1,290,233	$1,447,510

See notes to condensed financial statements.

Condensed Statements of Operations

	Three-months ended
	June 30,
	2007	2006
	(Unaudited)

Net sales	$800,978	$682,473
Operating expenses:
Production	332,249	339,337
Research and development	14,546	30,075
General and administrative	239,713	436,689
Marketing	193,346	218,957
Depreciation	9,459	12,819

Total operating expenses	789,313	1,037,877

Income (loss) from operations	11,665	(355,404)
Other (expense) income, net	(6,964)	1,335

Income (loss) before income taxes	4,701	(354,069)

Income tax (expense) benefit	(4,200)	124,675

Net income (loss)	$501	$(229,394)

Income (loss) per common share of stock:
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)

Weighted average number of common shares outstanding during the period:
Basic	3,825,000	3,825,000
Diluted	3,924,946	3,825,000

See notes to condensed financial statements.

Condensed Statements of Cash Flows

	Three-months ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operations:
Net loss	$501	$(229,394)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,459	12,819
Allowance for doubtful accounts	(100)	(35,214)
Stock-based compensation expense	5,041	—
Deferred income taxes	3,000	(126,000)
Changes in assets and liabilities
Accounts receivable	248,378	229,247
Other current assets	(3,111)	5,244
Accounts payable	(12,514)	(44,344)
Accrued expenses	(10,976)	77,222
Deferred revenue	2,262	8,000
Deferred rent	(9,584)	1,776

Net cash provided by (used) in operating activities	232,356	(100,644)

Cash flows from investing activities:
Purchase of property and equipment	(3,348)	(2,770)

Net cash used in investing activities	(3,348)	(2,770)

Cash flows from financing activities:
Increase in restricted cash	(88)	(81)
Net (payments) borrowing on line-of-credit	(45,000)	60,000
Capital lease principal payments	(4,007)	(3,548)

Net cash (used in) provided by financing activities	(49,095)	56,371

Net increase (decrease) in cash	179,913	(47,043)
Cash, beginning of period	13,393	75,722

Cash, end of period	$193,306	$28,679

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Interim Financial Information
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2007 and the results of operations and statement of cash flows for the periods presented. The results of operations for the three-month periods ending June 30, 2007 and 2006 are not necessarily indicative of results to be expected for the full year.
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

Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of June 30, 2007 because of the relatively short maturity of these instruments.
The carrying amounts of notes payable and debt issued approximate fair value as of June 30, 2007 because interest rates on these instruments approximate market interest rates.
Stock Options
On April 1, 2006, The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2007), “Share-Based Payment,” (“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using affair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commissions issued Staff accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods.
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, The Company’s consolidated financial statements for periods prior to the date of adoption have not been restated to reflect, and do not include, the impact of SFAS 123(R).
Non-Qualified Stock Options and Non-Plan Options
The exercise price of each non-qualified stock option granted under the Plan and non-plan options is equal to the market price of the Company’s stock on the date of grant or market price plus 10%, if the grantee owns more than 10% of the Company’s outstanding stock. Stock options granted under the Plan and non-plan options have either 5 or 10 year terms and vest ratably over 3 years. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. The expense for non-vested stock options will be recognized as those options become vested. Stock-based compensation expense recognized under SFAS 123(R) for the three-months ended June 30, 2007 was $5,041, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense related to employee stock options for the three-months ended June 30, 2006 was $0 as the fair value of the vested stock options was not material. As of June 30, 2007, total unamortized stock-based compensation cost related to non-vested stock options, net of expected forfeitures, was $40,819, which is expected to be recognized over three fiscal years.
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
Basic and Diluted Income (Loss) per Common Share
Basic (loss) income per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding during the year. Diluted income (loss) per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding during the year, including potential common shares, which consisted of stock options. At June 30, 2007, the Company had 152,500 options outstanding that were dilutive and 398,706 options outstanding that were anti-dilutive.
Comprehensive Income
The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”. The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be disclosed in the financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income. The Company had no transactions during the periods presented that would result in comprehensive income being different from reported income.
Recently Issued Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of Fin No. 48 on April 1, 2007. As a result of implementation of FIN No. 48, the Company recognized no material adjustments to liabilities or stockholder’s equity.

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
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this Statement is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159, effective April 1, 2008. The Company does not expect the adoption of SFAS 159 to have material impact on its financial position or results of operations.
Note 3. Trade accounts receivable
Trade accounts receivable consists of the following:

	June 30, 2007	March 31, 2007

Trade accounts receivable	$743,226	$991,603
Less allowance for bad debt	47,031	47,130

Trade accounts receivable, net	$696,195	$944,473

Approximately 28% of the Company’s trade accounts receivable was due from two customers at June 30, 2007 as compared to 40% due from one customer at March 31, 2007.
Note 4. Debt
Long-term debt consists of the following:

	June 30, 2007	March 31, 2007

Capital lease obligations	$1,363	$5,370
Less current portion	1,363	5,370

Long term capital lease obligations	$—	$—

The Company leases certain production and office equipment under the terms of capital leases. The capitalized value of the leased equipment was $41,315 at June 30, 2007 and related accumulated depreciation was $27,014 at June 30, 2007. These amounts are combined with similar equipment in the accompanying condensed financial statements. Lessors have a security interest in all equipment classified as a capital lease.
The Company leases its primary office and production facility under an operating lease. The lease term began on June 1, 2003 and will extend through May 31, 2011. The terms of the lease provide for a total of six months of rent abatement granted for the 1st, 2nd, 25th, 26th, 37th and 38th months of the lease, which creates the deferred rent liability disclosed in the financial statements. As of June 30, 2007 the deferred rent liability is $107,831. The terms of the lease also require a security deposit in the amount of $27,982 and an Irrevocable Standby Letter of Credit originally in the amount of $60,000, which is secured by a restricted money market cash account at a financial institution. During fiscal 2007, the amount of the Irrevocable Standby Letter of Credit was reduced to a principal balance of $12,000. The Irrevocable Standby Letter of Credit will reduce by the final $12,000 in April 2008. The Company also has a month-to-

month office space rental agreement for the New York location. During fiscal year 2007, The Company had a lease for office space for the Illinois facility lease which expired on February 28, 2007. This lease was not renewed. The Company leases all of its facilities from unaffiliated third parties.
The Company’s significant contractual obligation consist of a line-of-credit which matured on August 2, 2007. On August 2, 2007, the bank converted the line-of-credit into a promissory note payble. All other terms and conditions remain the same as under the line-of-credit. The promissory note is personally guaranteed by Alan Treibitz, the Company’s Chief Executive Officer. The principal amount of the promissory note is $84,881.80 and terms require that the Company make principal payments of $14,881.80 on August 10, 2007; $15,000 on September 2, 2007; $15,000 on October 2, 2007; $15,000 on November 2, 2007; $15,000 on December 2, 2007 and a final principal and interest payment of $10,084 on January 2, 2008. The line is collateralized by the Company’s accounts receivable and general intangibles. The interest rate on the line-of–credit and the conversion to a note payable is 1 1/2% over the bank’s prime rate (9.75% at June 30, 2007) and the minimum net worth covenant is set at $500,000. As of June 30, 2007, the balance outstanding on the line-of-credit was $100,000 and the Company’s net worth was $557,766.
Note 5. Stock Option Plan
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
Valuation and Expense Information under SFAS 123(R)
The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including a vesting provision and restrictions on transfers and hedging, among others, and are occasionally exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share options exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the non-plan stock options granted during the three-months ended June 30, 2007 using the Black Scholes pricing model:

	5 Year Options	10 Year Options
Assumptions:
Dividend yield	—	—
Volatility factor	198.27%	1115.17%
Risk free interest rate	4.93%	5.03%
Expected life of options (in years)	5	10
Fair value per share of options vested	$0.143	$0.130

Note 5. Stock Option Plan (continued)
Valuation and Expense Information under SFAS 123(R)
The following table presents a summary of the status of the Company’s stock option plan as of July 30, 2007:

		Weighted
	Incentive Stock	Average Exercise
	Options	Price
PLAN OPTIONS:
Outstanding plan stock options at March 31, 2007	373,776	$0.27
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding plan stock options at June 30, 2007	373,776	$0.27
Options vested and exercisable at June 30, 2007	311,229	$0.24

		Weighted
	Incentive Non-	Average Exercise
	Plan Options	Price
NON-PLAN OPTIONS:
Outstanding non-plan stock options at March 31, 2007	99,930	$0.30
Granted	77,500	$0.13
Exercised	—	—
Canceled	—	—
Outstanding non-plan stock options at June 30,2007	177,430	$0.23
Options vested and exercisable at June 30, 2007	13,336	$0.31
The following table presents the composition of options outstanding:

	Options Outstanding
Range of Exercise Prices	Number	Price	Life*
$.0625 - $0.1625	152,500	$0.10	6.59
$.1875 - $0.2875	131,206	0.24	4.97
$.2900 - $0.3900	227,500	0.33	7.63
$.4000 - $0.5390	40,000	0.50	7.75

Total – June 30, 2007	551,206	$0.26	6.72

The following table presents the composition of options exercisable:

	Exercisable Options
Range of Exercise Prices	Number	Price	Life*
$.0625 - $0.1625	75,000	$0.07	3.73
$.1875 - $0.2875	131,206	0.24	4.97
$.2900 - $0.3900	105,023	0.30	5.19
$.4000 - $0.5390	13,336	0.50	7.75

Total – June 30, 2007	324,565	$0.23	4.87

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 6. Advances from Stockholder
During the quarter ended June 30, 2007, the Company borrowed and repaid $52,000 from a stockholder. The advance was unsecured and beared interest at 12% per annum. The funds were used to pay operating costs. As of June 30, 2007, the Company recorded and paid $377 in interest on the advance.
Note 7. Significant Transaction
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
In connection with the proposed sale of the LLC, we are acting through a special committee of independent directors, or the special committee, who are disinterested in the LLC sale. The special committee engaged an independent financial advisory firm that rendered a fairness opinion with respect to the exchange and the sale of the LLC. The parties anticipate that the closing will take place following the Meeting of Stockholders on August 27, 2007 as disclosed in the Z-Axis definitive proxy statement that was filed with the Securities and Exchange Commission on July 24, 2007.
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

Item 1 (a). Risk Factors
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
The nature of our business involves a fair degree of subjectivity in assessing presentation methods and effectiveness, alternative means of presenting information, and the content that is incorporated within a presentation. Some of the decisions that relate to these factors are outside of our control, but may have a marked effect on the presentation end product. Budget limitations can also have a significant impact on a presentation, particularly on the use of special or creative effects in post-production. Any of these factors could cause presentation quality to fall short of customer expectations. Although we strive to establish realistic understandings with our customers as to a presentation’s appearance and cost, it is possible that a customer could seek to terminate our services, withhold payment for our services, or to obtain damages that resulted from litigation support services that did not meet the customer’s expectations. If a customer did agree to accept a presentation that fell short of its expectations, those unfulfilled expectations could cause the customer to cease using our services. We cannot assure you that our video, computer- generated graphics and multimedia presentations will meet customer expectations or that we will not suffer claims or customer losses in performing litigation support services.
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
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The accompanying Condensed Balance Sheet at June 30, 2007 and Condensed Statements of Operations and Cash Flows for the three-month period ended June 30, 2007 should be read in conjunction with the Company’s financial statements and notes for the years ended March 31, 2007 and 2006. These condensed financial statements contain all adjustments that management considers necessary for fair presentation. Results for interim periods are not necessarily indicative of results for a full year. Except where otherwise noted, references to periods are to periods of fiscal years ended March 31 of the year stated.
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
OVERVIEW
Recent Developments
On May 7, 2006, we entered into a stock exchange agreement, or the exchange agreement, with Silicon Mountain Memory, Incorporated, a Colorado corporation (“Silicon Mountain”), our principal stockholders, and Silicon Mountain’s principal stockholders on. The exchange agreement provides that at closing we will exchange (the

“exchange”) a total of 5,037,124 post-split shares of Z-Axis for all of the outstanding capital stock of Silicon Mountain. As a result of the exchange, Silicon Mountain will become a wholly-owned subsidiary of ours. Prior to the closing, we anticipate transferring all of our pre-closing assets and liabilities to a wholly-owned limited liability company, which we refer to as Z-Axis LLC. At the closing, it is anticipated that certain of our current principal stockholders, officers and directors, or the Z-Axis investor group, will through their own limited liability company acquire all of the outstanding membership interests of Z-Axis LLC, which will then hold all of our pre-closing assets and liabilities. We refer to this transaction as the sale of the LLC or the LLC sale. The purchase price to be paid in the LLC sale will be approximately $60,000 in cash, the redemption at closing of common stock owned by the Z-Axis investor group valued at approximately $90,000 and a promissory note in the principal amount of $150,000. These amounts are not yet agreed upon in writing and may change before a written agreement is signed between us and the purchasing LLC to be formed by the Z-Axis investor group.
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
In connection with the proposed sale of the LLC, we are acting through a special committee of independent directors, or the special committee, who are disinterested in the LLC sale. The special committee engaged an independent financial advisory firm that rendered a fairness opinion with respect to the exchange and the sale of the LLC. The parties anticipate that the closing will take place following the Meeting of Stockholders on August 27, 2007 as disclosed in the Z-Axis definitive proxy statement that was filed with the Securities and Exchange Commission on July 24, 2007.
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
Our Business
Z-Axis Corporation (the “Company”) was incorporated under the laws of the State of Colorado on May 16, 1983. The principal business and industry segment in which the Company operates is the development and production of computer-generated video graphics and other presentation materials. The Company conducts its business primarily from one location, its corporate office and production facility located in metropolitan Denver, Colorado. The Company also has sales consultants located in San Francisco, California; New York City, New York; Washington, D.C. and London, United Kingdom. The Company operates within only one industry segment.
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

RESULTS OF OPERATIONS
Net Sales
Net sales for the three-month periods ended June 30, 2007 and 2006 were $800,978 and $682,473, respectively. The sales results for the three-month period ended June 30, 2007 represent a 17% increase as compared to the same period in the prior fiscal year. The increased revenues in the first fiscal quarter is due to an increase in core presentation and support services of 63% and a decrease in on-site services and billable expenses of 58%. The production department actively worked on 42 jobs, with average revenue per job of $19,000 during first quarter of fiscal 2008, as compared to 28 jobs, with average revenue per job of $24,000 during the first quarter of fiscal 2007. Management expects that net sales will be higher during the second quarter of fiscal 2008, as the number of cases in the backlog exceeds that in the same period of the prior fiscal year. The Company continues to focus on lead generation and selling services earlier in the litigation process to both new and existing clients. Management expects net sales for the second quarter of fiscal 2008 to be approximately $800,000 to $1,000,000.
Operating Loss and Expenses
Income from operations was $11,665 for the three-months ended June 30, 2007 as compared to loss from operations of $(355,404) for the three-months ended June 30, 2006. During the first quarter of fiscal 2008, the Company recorded approximately $21,000 in one-time expenses associated with the proposed stock exchange transaction between Silicon Mountain Memory and Z-Axis as compared to approximately $146,000 recorded during the first quarter of fiscal 2007. These costs are included in the general and administrative expenses for June 30, 2006. The improvement for the first quarter of fiscal 2008 is a result of the 17% increase in net sales as noted above and the Company’s having successfully limited the increase in production expenses associated with such additional net sales, as well as the significant decrease in one-time transactions costs noted above.
Production Expenses
Production expenses were $332,249 for the three-month period ended June 30, 2007 as compared to $339,337 for the three-month period ended June 30, 2006. Production costs as a percentage of net sales were 41% for the three-months ended June 30, 2007 as compared to 50% for the same period of fiscal 2006. Production costs include some fixed expenses for salaried full and part-time employees, as well as equipment maintenance and the costs of production supplies. The improvement in production costs as a percentage of sales was due to continued efficient utilization of core and contract labor. The Company manages fluctuations in production labor requirements through the use of employees in combination with several experienced contract producers and artists. This strategy is used to manage more effectively the cost of labor, as monthly sales levels can vary significantly. The production department incurs fixed compensation and benefit costs for a small core staff of employees including artists, producers and a coordinator. Management reviews contracted production commitments from time to time in an effort to maximize sales while keeping production costs at an efficient level. Production expenses are expected to continue at the rate of approximately 40% to 45% of net sales in the second quarter of fiscal 2008.
Research and Development Expenses
Research and development expenses were $14,546 for the three-month periods ended June 30, 2007 as compared to $30,075 for the three-month periods ended June 30, 2006. The decrease is due to a reduction in the work schedule of the Company’s software developer. Research and development costs were focused on maintenance of the VuPoint presentation software system, as well as development and maintenance of an internal multi-user system to help track the Company’s production activities. In addition, a portion of research and development costs are allocated to support marketing projects that will utilize electronic and internet presentation methods. Research and development expenses are expected to stay at the same level in the second quarter of fiscal 2008.
General and Administrative Expenses
General and administrative expenses were $239,713 for the three-month period ended June 30, 2007 as compared to $436,689 for the three-month periods ended June 30, 2006. Executive compensation costs are combined with other general and administrative costs in the financial statements for presentation purposes. These results represent a decrease 45% for the three-month period ended June 30, 2007 as compared to the same period of the prior fiscal year. The decrease, as noted above, was primarily due to approximately $146,000 in one-time expenses associated with the proposed stock exchange transaction between Silicon Mountain Memory and Z-Axis that were recorded at June 30,

2006 as compared to approximately $21,000 that were recorded at June 30, 2007. These one-time expenses included attorney’s and accountant’s fees, investment advisor’s fees related to a fairness opinion and costs associated with edgarization and filing of the proxy statement with the SEC. In addition to the one-time stock exchange expenses, management also determined that the allowance for uncollectible accounts receivable at June 30, 2006 needed to increase in order to accommodate potential write-offs. Consequently, the bad debt expense included in general and administrative costs for the first quarter of fiscal 2007 was increased by $45,000. During the first quarter of fiscal 2008, management determined that the allowance was adequate to cover potential write-off and no further adjustment was needed. General and administrative expenses are expected to remain consistent during the second quarter of fiscal 2008, although the Company will incur additional one-time legal and accounting expenses associated with the finalization of the exchange and LLC sale expected to occur in August 2007.
Marketing Expenses
Marketing expenses were $193,346 for the three-month period ended June 30, 2007 as compared to $218,957 for the three-month period ended June 30, 2006. These results represent a decrease of 12% for the three-months ended June 30, 2007 as compared to the three-months ended June 30, 2006. The decrease for the first three quarters of fiscal year 2008 was due to lower expenditures on promotional materials and website marketing development, offset partially by increase in sales commissions due to the higher sales levels as noted above. In addition, sales and marketing costs during the first quarter of fiscal 2007 include salary, commissions and benefits for a sales consultant position that was vacant during the first quarter of fiscal 2008. The expenditures related to the Company’s marketing efforts are part of an overall strategic plan that management continues to monitor and revise as the marketplace for the Company’s services changes. Marketing expenses in the second quarter of fiscal year 2008 are expected to increase due to recruiting costs and the expected increase in sales levels.
Depreciation Expense
Depreciation expense was $9,459 for the three-month periods ended June 30, 2007 as compared to $12,819 for the three-month period ended June 30, 2006. The Company’s capital purchases during the three-months ended June 30, 2007 were $3,348. The decrease in depreciation expense is expected as over 90% of the cost of the fixed assets is fully depreciated. Due to the nature of the technology and the rapid changes that are made to computer and production systems, the useful lives for depreciation purposes on this equipment are relatively short. Management expects to spend approximately $65,000 during fiscal year 2008 to upgrade and replace some older hardware and software technology. Depreciation expense during the second quarter of fiscal year 2008 is expected to be comparable to the first quarter of fiscal year 2008.
Other (Expense) Income
Other (expense) income was $(6,964) for the three-month period ended June 30, 2007 as compared to $1,335 for the three-month periods ended June 30, 2006. Other expense includes interest and renewal fees incurred on the line-of-credit and interest on the capital lease obligation, offset by interest income on short-term investment in money market cash accounts. Due to the decrease in the line-of-credit balance management expects other expense to be approximately $3,000 during the second quarter of fiscal 2008.
Income Taxes
For income tax reporting purposes, the Company files its income tax returns using the cash basis of accounting. Consequently, the timing of the reporting of certain income and expense items for tax purposes is different than that for financial statement purposes.
Income tax (expense) benefit for the three-month period ended June 30, 2007 was $(4,200) as compared to $124,675 for the three-month periods ended June 30, 2006. The change in income tax (expense) benefit is directly attributable to the difference in operating results for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The Company recorded a valuation allowance of approximately $178,000 at March 31, 2007 due to the Company’s losses in fiscal year 2007 and the uncertain nature of future taxable income which remained unchanged for the three-months ended June 30, 2007.

Net Loss
Net income and income per share of common stock was $501 and $0.00 for the three-months ended June 30, 2007. These results compare to net loss and loss per share of common stock of $(229,394) and $(0.06) for the three-months ended June 30, 2006. Diluted income per share of common stock was $0.00 for the three-month period ended June 30, 2007 as compared to diluted loss per share of commons stock of $(0.06) for the three-month period ended June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
The Company’s significant contractual obligation consist of a line-of-credit which matured on August 2, 2007. On August 2, 2007, the bank converted the line-of-credit into a promissory note payble. All other terms and conditions remain the same as under the line-of-credit. The principal amount of the promissory note is $84,881.80 and terms require that the Company make principal payments of $14,881.80 on August 10, 2007; $15,000 on September 2, 2007; $15,000 on October 2, 2007; $15,000 on November 2, 2007; $15,000 on December 2, 2007 and a final principal and interest payment of $10,084 on January 2, 2008. The promissory note is personally guaranteed by Alan Treibitz, the Company’s Chief Executive Officer. The promissory note is collateralized by the Company’s accounts receivable and general intangibles. The interest rate on the line-of–credit and the conversion to a note payable is 1 1/2% over the bank’s prime rate (9.75% at June 30, 2007) and the minimum net worth covenant is set at $500,000. As of June 30, 2007, the balance outstanding on the line-of-credit was $100,000 and the Company’s net worth was $557,766.
In addition to the promissory note, the Company’s significant contractual obligations include a capital lease in the amount of $1,363 which will be paid off during fiscal year 2008 and an operating lease for the current office space in Greenwood Village, Colorado which calls for payments totaling $631,654 over the next four years. Management expects that capital expenditures during fiscal year 2008 will be approximately $65,000. Management expects that through close monitoring of expenditures, cash flow from operations in fiscal 2008 will be sufficient to meet operating cash obligations for fiscal 2008, although we cannot assure you this will be the case.
Sources and Uses of Cash
The Company’s principal source of liquidity as of June 30, 2007 consisted of $193,306 in cash and cash equivalents. Cash is generated through the sale of consulting, animation, multimedia and electronic graphics services, exhibit boards and rental and in-court services associated with the Company’s proprietary presentation system, VuPoint. Cash and a revolving line of credit are used to fund accounts payable, pay operating costs, pay principal and interest on a capital lease and acquire new equipment as needed. At June 30, 2007, the Company had drawn down $100,000 against the revolving line-of-credit.
Cash Flows from Operating Activities
Cash flows provided by operations were $232,356 for the three-months ended June 30, 2007 as compared to cash flows used in operations of $(100,644) for the three-months ended June 30, 2006. The increase in cash flows provided by operations for the three-months ended June 30, 2007 as compared to the three-months ended June 30, 2006 was primarily due to collections on accounts receivable offset by an increase in accounts payable, accrued expenses and deferred rent.
Cash Flows from Investing Activities
During the three-months ended June 30, 2007, cash was used to invest in property and equipment. Capital additions were $3,348 and $2,770 during the three-months ended June 30, 2007 and June 30, 2006, respectively. Capital additions, as they become necessary to meet production demands and replace equipment, are expected to be acquired with a combination of capital lease financing and cash flow from operations.
Cash Flows from Financing Activities
Cash flows used in financing activities was $(49,095) for the three-months ended June 30, 2007 as compared to cash flows provided by financing activities of $56,371 for the three-months ended June 30, 2006. Cash used in financing for the first three months of fiscal 2008 was due to payments on the line-of-credit and on the capital lease obligation. Cash provided by financing during the first quarter of fiscal 2007 was provided by net borrowing on the line of credit.
Debt Instruments, Guarantees and Related Covenants
The Company’s significant contractual obligation consist of a line-of-credit which matured on August 2, 2007. On August 2, 2007, the bank converted the line-of-credit into a promissory note payble. All other terms and conditions remain the same as under the line-of-credit. The principal amount of the promissory note is $84,881.80 and terms require that the Company make principal payments of $14,881.80 on August 10, 2007; $15,000 on September 2, 2007; $15,000 on October 2, 2007; $15,000 on November 2, 2007; $15,000 on December 2, 2007 and a final principal and interest payment of $10,084 on January 2, 2008. The promissory note is personally guaranteed by Alan Treibitz, the Company’s Chief Executive Officer. The promissory note is collateralized by the Company’s accounts receivable and general intangibles. The interest rate on the line-of–credit and the conversion to a note payable is 1 1/2% over the bank’s prime rate (9.75% at June 30, 2007) and the minimum net worth covenant is set at $500,000. As of June 30, 2007, the balance outstanding on the line-of-credit was $100,000 and the Company’s net worth was $557,766.
During the quarter ended June 30, 2007, the Company borrowed and repaid $52,000 from a stockholder. The advance was unsecured and beared interest at 12% per annum. The funds were used to pay operating costs. As of June 30, 2007, the Company recorded and paid $377 in interest on the advance.
Cash Management
The timing of the Company’s production volumes and the correlative effect on net sales is largely dependent upon factors that are not within our control, including the timing of trial and other proceedings and the settlement of claims before trial. Delays in the commencement of production activities for litigation support products or delays in providing litigation support services can have a material negative impact on net sales in the quarters in which commencement of production or support services are deferred. Sales for the first quarter of fiscal year 2008 are anticipated to be approximately $800,000 to $1,000,000. While we believe that net sales and the cash flow from such sales will be sufficient to meet our cash needs in fiscal 2008, we may need to make periodic borrowings under our bank line-of-credit in order to meet our operating needs.
Contractual Obligations and Commercial Commitments
At June 30, 2007, the Company had certain contractual and commercial obligations, which are due as follows:

		Less Than 1
	Total	Year	1 to 3 Years	4 to 6 Years
Short-term debt	$100,000	$100,000	$—	$—

Capital lease obligations	1,363	1,363	—	—

Operating leases	631,654	155,269	322,823	153,562

Total	$733,017	$256,632	$322,823	$153,562

Critical Accounting Policies and Estimates
Our financial statements are and will be based on the selection and application of generally accepted accounting principles in the United States, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We expect to adopt new accounting policies at the time the exchange is consummated that address those critical accounting issues that are necessary for a fair presentation of the financial statement and our overall financial statement presentation.

The critical accounting policies adopted at that time will likely involve a higher degree of judgment and complexity in their application than our current accounting polices which are set forth below.
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
Revenue and Cost Recognition
The Company generates revenue primarily from hourly-rate contracts with its customers. Some of the revenue is generated by work with government agencies that require fixed-price contracts and are negotiated periodically to allow for changes in the amount and scope of work. Revenue generated from hourly-rate and fixed-price contracts is recognized as services are performed. Revenue is determined by the contract billing rates and the time incurred to perform the service plus reimbursable expenses. Expense is determined by actual costs incurred.
Recently Issued Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of Fin No. 48 on April 1, 2007. As a result of implementation of FIN No. 48, the Company recognized no material adjustments to liabilities or stockholder’s equity.

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
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for this Statement is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159, effective April 1, 2008. The Company does not expect the adoption of SFAS 159 to have material impact on its financial position or results of operations.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To date, substantially all of our net sales have been denominated in U.S. dollars. In fiscal 2007, less than 5% of total net sales were made to customers outside the U.S. During the first quarter of fiscal 2008, less than 1% of sales were made to customers outside the U.S. Accordingly, we believe that currently there is no material exposure to risk from changes in foreign currency exchange rates. As we increase our international sales, our exposure to currency fluctuations could increase if our international sales are denominated in currencies other than the U.S. dollar. We do not engage in any hedging activities and have no plans to do so in the future.
Our exposure to interest rate risk at June 30, 2007 is related to our investment of our excess cash and cash equivalents and the interest rate charged under our revolving line-of-credit. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments and maintain an average maturity of nine months or less. Due to the short-term nature of these investments, we believe there is currently no associated material exposure to interest rate risk. The interest rate on our bank line of credit is variable and subject to interest rate risk. The interest rate risk related to the line of credit is mitigated primarily by the fact that the balance under the line-of-credit has been outstanding for a short period of time in order to fund short-term cash requirements.
Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Company’s principal executive and financial officer and director of finance (referred to in this periodic report as the Company’s Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Certifying Officers, the effectiveness of the Company’s disclosure controls and procedures as of the date of this Form 10-QSB, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued there under, we will be required to include in our Annual Report on Form 10-KSB for the year ending March 31, 2008 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), may also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404. Although we believe that the controls and procedures that were in place for the quarter ended June 30, 2007 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed that this will likewise be accurate with respect to Section 404’s requirements. As a result, there is the possibility that material weaknesses as defined in Section 404 could exist.
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
A definitive Proxy Statement relating to the proposed exchange with Silicon Mountain and the proposed LLC sale was filed on July 24, 2007. The meeting date for the combined annual and special meeting of stockholders is set for August 27, 2007.
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
Date: August 14, 2007
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