Form 10QSB
period 2007-09-30
Silicon Mountain Holdings, Inc.
filed 2007-11-14
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-11284

Silicon Mountain Holdings, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0910490
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4755 Walnut Street, Boulder Colorado 80301
(Address of principal executive offices)

(303) 938-1155
(Registrant’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 5,408,314 outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☑

SILICON MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-QSB

		Page

PART I — FINANCIAL INFORMATION		3
Item 1.	Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2007 and 2006 and for the Nine Months ended September 30, 2007 and 2006 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	19
Item 3.	Controls and Procedures	38
PART II — OTHER INFORMATION		39
Item 1.	Legal Proceedings	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	40
Item 6.	Exhibits	40
SIGNATURES		42
Certification of CEO Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
Certification of CEO Pursuant to Rule 13a-14(b) and Rule 15d-14(b)
Certification of CFO Pursuant to Rule 13a-14(b) and Rule 15d-14(b)

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Silicon Mountain Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets
Cash	$130,876	$356,311
Accounts receivable, net	2,016,100	1,916,440
Inventory, net	952,511	997,702
Prepaid and other current assets	373,958	524,987

Total current assets	3,473,445	3,795,440

Property and equipment, net	464,955	550,065
Note receivable	150,000	30,273
Goodwill and Intangible Assets, net	3,655,058	3,723,524
Other assets	34,787	163,286

Total Assets	$7,778,245	$8,262,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,280,701	$1,158,008
Accrued expenses and other current liabilities	833,968	853,962
Note payable to related parties	177,397	165,052
Current portion of capital leases liability	15,325	26,950
Current maturities of notes payable	1,136,891	277,196

Total current liabilities	3,444,282	2,481,168

Capital lease liability, less current portion	28,302	37,680
Revolving credit facility	1,295,731	699,890
Long-term debt, less current maturities	3,600,155	4,342,732

Total Liabilities	8,368,470	7,561,470

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value; 3,000,000 authorized	—	—
Common stock, $.001 par value, respectively; 30,000,000 authorized; 5,408,314 and 5,037,235 shares issued, and outstanding, respectively	5,408	5,037
Additional Paid-in Capital	1,613,298	1,466,000
Accumulated Deficit	(2,208,931)	(769,919)

Total Stockholders’ Equity (Deficit)	(590,225)	701,118

Total Liabilities and Stockholders’ Equity (Deficit)	$7,778,245	$8,262,588

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)

Net sales	$6,653,800	$5,085,113	$21,575,850	$14,165,801
Cost of goods sold	5,258,950	3,866,878	16,988,637	10,403,791

Gross margin	1,394,850	1,218,235	4,587,213	3,762,010

Operating costs:
Selling expenses	615,975	645,373	1,914,306	2,014,770
General and administrative expenses	1,165,543	576,817	2,711,005	1,612,308
Depreciation and amortization	56,398	99,107	421,458	214,102

Total operating costs	1,837,916	1,321,297	5,046,769	3,841,180

Loss from operations	(443,066)	(103,062)	(459,556)	(79,170)

Other income (expense)
Interest expense, net	(304,315)	(49,565)	(900,405)	(107,892)
Gain (loss) on disposal of fixed assets	—	—	(17,071)	3,674
Other income	—	—	—	49,202

Total other expense	(304,315)	(49,565)	(917,476)	(55,016)

Pre-tax loss	(747,381)	(152,627)	(1,377,032)	(134,186)
Income tax benefit (expense)	(292,980)	57,672	(61,980)	52,572

Net loss	$(1,040,361)	$(94,955)	$(1,439,012)	$(81,614)

Basic and diluted net loss per share	$(0.21)	$(0.02)	$(0.29)	$(0.02)

Weighted average shares — basic and diluted	5,037,235	4,976,390	5,037,235	4,970,334

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$(1,439,012)	$(81,614)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	421,478	214,102
Amortization of loan origination costs	177,858	—
Amortization of debt discount	199,100	—
Stock warrants expense	70,954	—
Stock compensation expense	107,996	36,752
(Gain) loss on disposal of fixed assets	17,071	(3,674)
Gain on forgiveness of debt	—	(49,202)
Deferred taxes	(61,980)	(52,572)
Increase or decrease in assets and liabilities:
Accounts receivable	(99,660)	(264,255)
Inventory	45,191	(138,073)
Other assets	4,497	(327,410)
Accounts payable	122,693	363,057
Accrued expenses and other liabilities	(7,650)	238,487

Net cash used in operating activities	(441,464)	(64,402)

Cash Flows from Investing Activities:
Purchase of property and equipment	(149,572)	(172,814)
Capitalized software development costs	(22,344)	(109,794)
Proceeds from note receivable	—	205,415
Acquisition of Vision Computers, Inc.	—	(3,317,190)
Asset acquisition of WidowPC	(165,000)	—
Proceeds from sale of Z-Axis LLC	60,000	—

Net cash used by investing activities	(276,916)	(3,394,383)

Cash Flows from Financing Activities:
Principal payments on notes payable	(21,500,712)	(1,939,477)
Proceeds from notes payable	22,014,572	2,055,421
Proceeds from term loan	—	5,000,000
Proceeds from issuance of common stock	—	80,000
Payment of debt issuance costs	—	(449,707)
Repayments of capital leases	(20,915)	(25,098)
Proceeds from exercise of stock options	—	750

Net cash provided by financing activities	492,945	4,721,889

Net Increase (Decrease) in Cash and Cash Equivalents	(225,435)	1,263,104
Cash and Cash Equivalents — Beginning of Period	356,311	60,411

Cash and Cash Equivalents — End of Period	$130,876	$1,323,515

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$510,984	$86,995

Cash paid for income taxes	$850	$44,278

Stock received for note receivable	$31,297	$—

See accompanying notes to condensed consolidated financial statements.

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Silicon Mountain Holdings, Inc. (“Silicon Mountain,” the “Company,” the “Registrant,” “SMH,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company earns revenue from the sale of its custom servers, workstations and storage devices, but does not separate sales of different product lines into operating segments. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements have been omitted under SEC regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial report for the year ended December 31, 2006 which was filed in the Definitive Joint Proxy Statement (“Proxy”) filed with the SEC on July 24, 2007. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.

The Company disclosed in Note 1 to its audited financial statements for the year ending December 31, 2006, those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to or application of the accounting policies previously identified and described in the Company’s audited financial statements set forth in our Proxy filed with the SEC on July 24, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.

On August 28, 2007, when the Company name was Z-Axis Corporation, the Company acquired all the outstanding stock of Silicon Mountain Memory, Inc. in exchange for 5,065,510 shares of our common stock. Immediately following the transaction, the former stockholders of Silicon Mountain Memory owned more than 90% of outstanding common stock and the Company changed its name to Silicon Mountain Holdings, Inc. The financial statements referred to in this release for comparison of the prior year’s results are the financial statements of Silicon Mountain Memory, Inc. Following the transaction, the Company’s fiscal year end changed from March 31 to December 31.

Results for the three and nine months ended September 30, 2006 reflect the results of the acquisition of Visionman Computers, Inc. (“VCI”) from September 26, 2006 to September 30, 2006.. The results for the three months and nine months ended September 30, 2007 include the results of the combined companies.

2.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of SMH and its wholly-owned subsidiaries, Silicon Mountain Memory, Inc. (“SMM”), and VCI. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications — Certain prior year amounts have been reclassified to conform with current year presentation. Such reclassifications had no effect on net income or loss.

Cash and Cash Equivalents — Cash and cash equivalents are defined as cash on hand and cash in bank accounts.

Inventory — Inventory consists of wholesale goods held for resale. Inventory is stated at the lower of cost or market, as calculated using the first in — first out method. The Company records provisions for slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value. The Company recorded an

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance of $159,000 for the nine months ended September 30, 2007 and $10,000 for fiscal year ended December 31, 2006.

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method generally over a three to seven year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is credited or charged to income.

Goodwill and Intangible Assets — In connection with the acquisition of VCI in September 2006, the Company recorded goodwill, resulting from the excess of the consideration paid over the fair value of assets and liabilities assumed. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill, but performs periodic reviews for impairment. No impairments were recorded for the periods ended September 30, 2007 and 2006.

Amortizable intangible assets include loan fees, customer lists, reseller relationships, employment agreements and trademarks, acquired in connection with the acquisitions of Super PC Memory, Inc., in January 2004, VCI in September 2006, and the assets of WidowPC in August 2007. Intangible assets are amortized over the estimated useful lives ranging from three to fifteen years (see Note 5).

Impairment of Long-Lived Assets — SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The fair value of impaired assets is determined based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of trademarks, customer lists, and reseller relationships. The Company has not recorded an impairment loss on its intangible assets for the periods ended September 30, 2007 and 2006, respectively.

Share-Based Payments — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards are measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period. The Company adopted SFAS No. 123(R) using the prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes the cost for options which were granted prior to January 1, 2006, as determined under the provisions of SFAS No. 123(R). Prior to January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all employee awards granted or settled after January 1, 2002. Awards under the Company’s plan vest over periods ranging up to ten years. For additional information regarding our stock-based compensation plans, refer to Note 7.

Revenue Recognition — The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements (SAB No. 104).

Under the provisions of SAB No. 104, the Company recognizes revenues from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally, this occurs at the time of shipment when risk of loss and title has passed to the customer.

Estimated sales returns and warranty costs, based on historical experience, changes in customer demand, and other factors, are recorded at the time product revenue is recognized in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists and SFAS No. 5, Accounting for Contingencies, respectively.

Use of Estimates — The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Credit Risk and Concentrations — The Company sells products and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. The Company has an allowance for doubtful accounts of $128,000 and $10,034 as of September 30, 2007 and December 31, 2006, respectively. The Company recorded bad debt expense of $97,775 and $7,053 for the three months ended September 30, 2007 and 2006, respectively, and $128,374 and $9,651 for the nine months ended September 30, 2007 and 2006. The Company does not charge interest on past due balances. The Company considers all balances past due if unpaid after 30 days after invoicing.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable from four customers accounted for 36% and 39% of total accounts receivable at September 30, 2007 and December 31, 2006, respectively.

Shipping and Handling Costs — The Company’s shipping and handling costs are included in cost of sales.

Credit Card Discount Fees — Fees charged to process the Company’s credit card transactions are recorded as bank fees and are included in general and administrative expenses on the statements of operations.

Rent Expense — The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred, but not paid.

Software Development Costs — The Company’s activities include ongoing development of internal-use software used in connection with e-commerce and fulfillment activities. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally two years. Capitalized software development costs were $22,344 and $66,270 for the three months ended September 30, 2007 and 2006 respectively, and $22,344 and $109,794 for the nine months ended September 30, 2007 and 2006 respectively.

Income Taxes — The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company is subject to potential income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of its tax filings. Accordingly, the Company must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that the recorded tax liability is less than the Company’s original estimate. As of September 30, 2007 the Company’s valuation allowance was $363,000.

Recent Accounting Pronouncements — Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is not met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law and regulations is inherently complex and subject to change. The Company is required to make many subjective assumptions and judgments regarding the income tax exposures. Changes in these subjective assumptions and judgments can materially affect amounts recognized in the Company’s financial statements. Upon adoption of FIN 48 and at September 30, 2007, the Company did not have unrecognized tax benefits which would have affected the effective tax rate nor did the Company have accrued interest or penalties related to uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not provide for any new fair value measurements and applies to existing pronouncements that require fair value measurement. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, which for the Company is fiscal 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3.	Z-Axis Acquisition of Silicon Mountain Memory, Inc.

The Stock Exchange

On August 28, 2007, the Company consummated a stock exchange (the “Exchange”) with SMM pursuant to the Stock Exchange Agreement, dated May 7, 2006. Pursuant to the Exchange, the Company acquired all of the issued and outstanding capital stock of SMM, and in exchange the Company issued 5,065,510 shares of common stock, par value $.001 per share, to the former SMM stockholders. In the Exchange, SMM stockholders received approximately 1.1098 shares of post-split common stock for each share of SMM common stock owned by them. The Company also exchanged warrants with the existing SMM warrant holders. Upon the consummation of the Exchange and as further described below, the board and management of SMM became the board and management of the Company.

As a result, the former SMM stockholders now hold approximately 93% of the issued and outstanding stock of the Company. Additionally, as a result of the Exchange, SMM became a wholly owned subsidiary of the Company. Copies of the Exchange Agreement and other agreements entered into in conjunction with the Exchange Agreement were filed as annexes to the Proxy on Schedule 14A filed by the Company with the SEC on July 24, 2007.

Immediately prior to the Exchange, the Company conducted a one-for-nine reverse split of its outstanding common stock, which resulted in the outstanding common stock being reduced from 3,825,000 shares to 425,000 post-split shares. As part of the Exchange, the Company issued common stock purchase warrants including the warrants described above (the “Company Warrants”) in exchange for all of SMM’s outstanding common stock purchase warrants (the “SMM Warrants”). The holder of each SMM Warrant to purchase one share of SMM’s common stock tendered for exchange, received Company Warrants to purchase approximately 1.1098 shares of common stock for the duration of the original exercise period of the SMM Warrant at an equivalent exercise price.

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the Stock Exchange, the Company assumed SMM’s existing 2003 Equity Incentive Plan and all the outstanding vested and unvested stock options of SMM issued pursuant to the plan, as more fully described in the Proxy on Schedule 14A filed with the SEC on July 24, 2007. The number of outstanding stock options was adjusted using the same exchange ratio as described above.

Holders of 93% of SMM’s common stock prior to the Exchange and certain holders of common stock entered into lockup agreements pursuant to which they agreed, subject to certain exceptions, not to sell, sell short, grant an option to buy, or otherwise dispose of any shares of common stock for a period of twelve months following the closing of the Stock Exchange.

The LLC Sale

Prior to the closing of the Exchange, the principal business was to develop and produce video, computer-generated graphics and multimedia presentations used principally in litigation support services. Immediately prior to the Exchange, Z-Axis LLC, a Colorado limited liability company and a wholly-owned subsidiary, held all of the assets, subject to all of the liabilities. Concurrent with the closing of the Stock Exchange, the Company sold all of the 1,000 outstanding membership interests in Z-Axis LLC to a limited liability company formed by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”) pursuant to the LLC Interest Sale Agreement dated as of June 30, 2006, between the Company and the Purchasing LLC. Mr. Treibitz and Ms. Kelso were members of the Company’s Board of Directors prior to the closing of the Exchange, and were the chief executive officer and president, respectively, prior to the closing of the Exchange. The purchase price paid by the Purchasing LLC for the Z-Axis LLC membership interests was $300,000 payable in a combination of $60,000 cash, 33,457 post-split shares of stock of the Company that were redeemed from members of the Purchasing LLC, and a promissory note in the face amount of $150,000. As of September 30, 2007 the collectibility of the note receivable is reasonably assured.

As a result of the LLC sale, the Company no longer owns or operates a litigation support services business, and instead solely owns and operates SMM’s business.

Accounting Treatment

The Company’s transaction with SMM was accounted for as a reverse acquisition and purchase accounting was applied to the acquired assets and assumed liabilities of SMM. In form, Z-Axis was the legal acquirer in the transaction and the continuing registrant for SEC reporting purposes. However, due to the majority ownership in the combined entity held by SMM shareholders, SMM was designated the acquirer for accounting purposes and, effective on the transaction date, the historical financial statements of SMM became the historical financial statements of the continuing registrant for all periods prior to the transaction. The per share common stock of SMM was restated retroactively to reflect the change of the par value of the common stock from $0.01 to $0.001 per share. Immediately following the Stock Exchange, the Company changed its name from Z-Axis Corporation to Silicon Mountain Holdings, Inc.

Pro Forma Consolidated Financial Data

The unaudited pro forma consolidated financial data set forth below as of September 30, 2006 and for the nine months ended September 30, 2006 and the twelve months ended December 31, 2006 is based upon the Company’s historical financial statements, adjusted to give effect to:

•	the exchange with SMM,

•	the concurrent sale of the LLC to the purchasing LLC, and

•	the acquisition of VCI by SMM.

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma financial information as of and for the nine months ended September 30, 2006 has been developed from Z-Axis’ audited financial statements and SMM’s unaudited financial statements. The pro forma financial information for the twelve months ended December 31, 2006 has been developed from Z-Axis’ unaudited financial statements and Silicon Mountain’s audited financial statements, and the notes to those financial statements. Prior to the exchange, Z-Axis’ fiscal year end was March 31 and Silicon Mountain’s fiscal year end was December 31. As such, the pro forma statements of operation data for the period ended December 31, 2006 below reflects the twelve months ended December 31, 2006 for Z-Axis and the December 31 fiscal year end for Silicon Mountain. For this reason, the company has presented pro forma statements of operations data for Z-Axis as of the twelve months ended December 31, 2006 as well as the pro forma balance sheet as of September 30, 2006.

The unaudited pro forma consolidated financial data is provided for illustrative purposes only and does not purport to represent what SMH’s actual consolidated results of operations or SMH’s financial position would have been had the exchange and the LLC sale occurred on the dates assumed, nor is it necessarily indicative of future consolidated results of operations or financial position. The unaudited pro forma combined financial data is based on estimates and various assumptions that the company believes are reasonable in these circumstances. The unaudited pro forma consolidated financial statements reflect SMH’s accounting policies. The summary consolidated balance sheet data at September 30, 2006 gives effect to the proposed exchange and LLC sale as if these transactions had occurred on September 30, 2006. The summary consolidated statement of operations data for the nine months ended September 30 2006 and the twelve months ended December 31, 2006, gives effect to the proposed exchange, LLC sale and VCI acquisition as if these transactions had occurred on January 1, 2006.

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Consolidated Statements of Operations for the Nine Months Ended September 30, 2006

				Z-Axis			Silicon
	Z-Axis			Pro-forma	VCI for		Mountain
	Nine Months			Nine Months	Jan 1,		Nine Months
	Ended			Ended	2006		Ended
	September 30,			September 30,	to Sept 24,	VCI	September 30,		Pro Forma
	2006	Adjustments		2006	2006	Adjustments	2006		Combined

Sales	$2,329,255	$(2,329,255)		$—	$9,169,121	$—	$14,165,801		$23,334,922
Costs of goods sold	—	—		—	7,839,718	—	10,403,791		18,243,509
Gross Margin	2,329,255	(2,329,255)		—	1,329,403	—	3,762,010		5,091,413
Operating expenses:
Production	1,003,328	(1,003,328)		—	—	—	—		—
Research and development	72,570	(72,570)		—	—	—	—		—
Selling Expenses	—	—		—	307,769	—	2,014,770		2,322,539
General and administrative	1,003,977	(1,003,977)		—	483,333	—	1,612,308		2,095,641
Marketing	641,204	(641,204)		—	—	—	—		—
Depreciation and amortization	35,689	(35,689)		—	—	255,779	214,102		469,881
Total operating expenses	2,756,768	(2,756,768)		—	791,102	255,779	3,841,180		4,888,061
(Loss) income from operations	(427,513)	427,513		—	538,301	(255,779)	(79,170)		203,352
Other income (expense):
Interest (expense), net	(9,011)	9,011		—	4,410	(526,661)	(107,892)		(630,143)
Gain (loss) on fixed assets	—	—		—	—	—	3,674		3,674
Other income (expense)	—	—		—	—	—	49,202		49,202
Total other income	(9,011)	9,011		—	4,410	(526,661)	(55,016)		(577,267)
(Loss) income before income taxes	(436,524)	436,524		—	542,711	(782,440)	(134,186)		(373,915)
Income tax benefit (expense)	78,675	(78,675)		—	—	87,646	52,572		140,218
Net (loss) income	$(357,849)	$357,849		$—	$542,711	$(694,794)	$(81,614)		$(233,697)
Weighted average common shares outstanding:
Basic	3,825,000	(3,825,000	)a	391,543	100	(100)	5,037,124	b	5,428,667
Diluted	3,825,000	(3,825,000	)a	391,543	100	(100)	5,037,124	b	5,428,667
Basic (loss) income per common share	$(0.09)	$0.09				$—	$(0.02)		$(0.04)

a	Adjustment takes into account the one-for-nine reverse stock split of Z-Axis’ common stock expected to occur prior to the closing of the exchange and redemption of 33,457 post-split shares of Z-Axis common stock from the Z-Axis investor group in connection.

b	Adjustment for the change in SMM shares to Z-axis shares with 1.109798 exchange ratio as specified in the stock exchange agreement.

4.	Acquisition of VCI Computers and WidowPC, Inc. Assets

On September 26, 2006, the Company acquired substantially all the assets and certain liabilities of VCI, an Arizona based company that manufactures custom tower and rackmount servers, office and graphic workstations, and network attached storage servers. VCI was acquired to diversify product offerings. Before the VCI acquisition, the majority of the Company’s sales were in the memory sector. Pursuant to the SFAS No. 141, Business Combinations (“SFAS 141”), the transaction is being accounted for using the purchase method of accounting. The total consideration for the acquisition was $3,205,415, comprised of $3 million in cash and $0.2 million for legal expenses. Subsequently, the Company recorded a purchase price adjustment of $92,441, resulting in a net purchase price of $3,237,058. The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Visionman Computers, Inc. The acquisition generated goodwill,

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trademark and reseller relationship intangible assets acquired of $0.3 million, $1.6 million and $0.6 million, respectively. The useful lives of the trademark and the reseller relationship intangible assets are ten years.

The total adjusted purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. An independent appraiser assigned values to the identifiable intangible assets acquired. The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition:

Accounts Receivable	$318,894
Inventory	353,630
Note Receivable	205,415
Fixed Assets	105,750
Trademark	1,565,000
Reseller Relationship	647,750
Goodwill	191,775
Sales and warranty reserves	(112,000)
Accounts Payable	(39,156)

$3,237,058

On August 14, 2007, SMM purchased the assets of Widow PC, Inc., a small company previously involved in marketing and selling gaming laptops and desktop computers. The purchase price for the assets was $165,000 paid at closing and a potential 24-month cash earnout of up to an additional $458,000, depending upon gross margins for sales of the gaming computers during that period.

5.	Goodwill and Intangible Assets

In accordance with SFAS 142, the Company does not amortize goodwill derived from purchase business combinations. SFAS 142 requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. A significant decline in our stock price, projected revenue, projected earnings growth or projected cash flows are examples of such circumstances. The impairment test involves the use of estimates related to the fair value of the reporting units with which the goodwill is associated. The estimate of fair value requires significant judgment, including future cash flows and discount rates. Any loss resulting from an impairment test would be reflected in our statements of operations.

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets recognized in the Company’s acquisitions and asset purchases are being amortized over their estimated lives ranging from 3 to 15 years. The following table provides information relating to the Company’s intangible assets as of September 30, 2007:

	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Trademarks and brand names	$1,730,000	$(165,670)	$471,920	$(27,879)
Customer List/Reseller Relationship	1,729,366	(339,684)	1,271,922	(246,538)
Employment Agreement	95,000	(15,834)	—	—
Loan Fees and Other Intangible Assets	667,310	(237,205)	668,712	(59,778)
Goodwill	191,775	—	858,834	—
Domain Names	—	—	60,803	(1,998)
Business Processes	—	—	778,662	(51,136)

Total Goodwill and Intangibles	$4,413,451	$(758,393)	$4,110,853	$(387,329)

Goodwill as of December 31, 2006 includes the preliminary allocation of the purchase price for VCI. In 2007, the Company recorded final adjustments to the VCI purchase price allocation which included an adjustment to goodwill and a revised valuation of the intangible assets based on the appraisal performed, and an increase to VCI’s inventory allowance. The changes in the carrying amount of goodwill are as follows:

Beginning balance as of December 31, 2006	$858,834
Reconciliation of opening balances	44,000
Adjustment of intangible purchase price allocation	(711,059)

Ending balance as of September 30, 2007	$191,775

During the three months ended September 30, 2007 and 2006, amortization expense was $39,182 and $53,317, respectively, and $372,485 and $94,689 for the nine months ended September 30, 2007 and 2006. The estimated amortization of intangible assets for each of the next five year periods is as follows:

Year 1	$426,614
Year 2	$347,448
Year 3	$338,294
Year 4	$292,452
Year 5	$292,452

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt

Borrowings at September 30, 2007 and December 31, 2006 are summarized below:

	September 30,	December 31,
	2007	2006

Revolving credit facility, 9.75% interest rate, net of debt discount of $184,068 and $266,050, respectively	$1,295,731	$699,890
Term loan, 10.75% interest rate, net of debt discount of $131,477 and $190,036, respectively	2,368,523	2,309,964
Convertible term loan, 10.75% interest rate, net of debt discount of $131,477 and $190,036, respectively	2,368,523	2,309,964

Total debt	6,032,777	5,319,818
Less revolving credit facility	(1,295,731)	(699,890)
Less current portion of term loan and convertible term loan	(1,136,891)	(277,196)

Long-term debt	$3,600,155	$4,342,732

On September 26, 2006, the Company entered into an agreement with Laurus Master Fund, Ltd. (“Laurus”) for $8.5 million debt financing. Under the terms of the Loan Agreement, Laurus extended financing to the Company in the form of a $2.5 million term loan (the “Term Loan”), a $2.5 million convertible term loan (“Convertible Term Loan”) and a $3.5 million secured revolving credit facility (the “Revolving Credit Facility”). The Term Loan has a stated term of three years and will accrue interest at prime plus 3%, subject to a minimum interest rate of 9%.

The Term Loan is payable in equal monthly principal installments starting on October 1, 2007 of approximately $50,000 plus interest until the maturity date on September 25, 2009. The Convertible Term Loan has a stated term of three years and will accrue interest at prime plus 3%, subject to a minimum interest rate of 9%.

The Convertible Term Loan is payable in equal monthly principal installments starting on October 1, 2007 of approximately $50,000 plus interest until the maturity date on September 25, 2009. The Convertible Term Loan is optionally convertible at a share price of $3.69 or a forced conversion if the volume weighted average price (“VWAP”) of the Common Stock on the Principal Market is equal to or greater than one hundred seventy five percent (175%) of the Fixed Conversion Price.

The Revolving Credit Facility has a stated term of three years and will accrue interest at prime plus 2% subject to a minimum interest rate of 8%, and a maturity date of September 25, 2009.

In connection with the Laurus credit facility, the Company issued warrants to purchase 1,640,000 shares of our common stock at an exercise price of $.01 each. The fair value allocated to the warrants of $713,202, calculated using the Black-Scholes model, has been treated as a debt discount and has been allocated between the line of credit, convertible note payable and non-convertible note payable to Laurus Master Fund Ltd. The debt discount was recorded as an increase in additional paid in capital. The fair value of the warrants is amortized over the life of the related debt with a monthly charge to interest expense. The total unamortized debt discount was $447,022 and $646,122 at September 30, 2007 and December 31, 2007, respectively.

The Company granted Laurus a first priority security interest in substantially all of its present and future tangible and intangible assets (including all intellectual property) to secure its obligations under the Loan Agreement. The Loan Agreement contains various customary representations and warranties of the Company, as well as customary affirmative and negative covenants, including, without limitation, limitations on liens of property, maintaining specific forms of accounting and record maintenance, and limiting the incurrence of additional debt. The Loan Agreement does not contain restrictive covenants regarding minimum earning requirements, historical earning levels, fixed charge coverage, or working capital requirements. As of September 30, 2007 and December 31, 2006, the Company was in compliance with all covenants.

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per the loan agreement, the Company is required to maintain a lock box arrangement wherein monies received by the Company are automatically swept to repay the loan balance on the Revolving Credit Facility. The Loan Agreement also contains certain customary events of default, including, among others, non- payment of principal and interest, violation of covenants, and in the event the Company is involved in certain insolvency proceedings. Upon the occurrence of an event of default, Laurus is entitled to, among other things, accelerate all obligations. In the event Laurus accelerates the loans, the amount due will include all accrued interest plus 110% of the then outstanding principal amount of the loans being accelerated as well as all unpaid fees and expenses of Laurus. In addition, if the Revolving Credit Facility is terminated for any reason, whether because of a prepayment or acceleration, there shall be paid an additional premium of up to 5% of the total amount of the Revolving Credit Facility. In the event the Company elects to prepay the Convertible Term Loan, the amount due shall be the accrued interest plus 115% of the then outstanding principal amount of the Term Loan.

In aggregate the Company paid $667,309 in debt financing costs to acquire funding under all three agreements. Debt financing costs are amortized over the life of each respective debt agreement and are classified as intangible assets on the balance sheet.

7.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair value.

The following table shows the weighted average assumptions used for grants during the three and nine months ended September 30, 2007 and 2006, respectively:

	September 30,	September 30,
	2007	2006

Volatility	81%	81%
Expected option term	5.70	3.62
Risk-free interest rate	4.96%	4.58%
Expected dividend yield	0%	0%

Stock compensation expense for stock options is recognized on a graded vesting schedule over the vesting period of the award. The Company accounts for stock options as equity awards, and all options outstanding and granted during the periods presented are only dependent on service conditions. Stock compensation expense for the three months ended September 30, 2007 and 2006 was $20,000 and $28,000, respectively, and $76,000 and $37,000 for the nine months ended September 30, 2007 and 2006, respectively. Stock compensation expense was recorded as a component of operating expenses during each period presented.

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at January 1, 2007(1)	2,219,870	0.50
Granted(1)	316,293	1.32
Acquired in the transaction with Z-Axis	551,206	0.26
Exercised	—	—
Forfeited(1)	(122,078)	1.00
Canceled(1)	(245,265)	0.71

Options outstanding at September 30, 2007	2,720,026	0.53

Options exercisable at September 30, 2007	2,257,240	0.36

(1)	A conversion factor of 1.109798602 was applied to all SMM stock options in order to arrive at the outstanding and exercisable options for September 30, 2007. This conversion factor is due to the Z-Axis transaction (see Note 3).

In addition to stock options, on July 1, 2007 the Company issued 48,750 shares of Restricted Stock to its board members with a fair market value of $1.33 per share. The Company recorded $32,419 of stock compensation expense for the three months ended September 30, 2007. The Restricted shares vest on December 31, 2007. The Company also issued an additional 3,750 Restricted shares on October 1, 2007 to a new board member.

8.	Loss per Share

Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since its effect would decrease the loss per share. The diluted weighted average common shares calculation for the nine months ended September 30, 2007 and 2006 excludes 3,567,358 and 2,951,723 options, warrants and unvested restricted stock awards, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method.

9.	Related Party Transactions

Note receivable from Officer — In 2005, the Company loaned $10,000 to an officer. In 2006, the Company loaned an additional $22,655 to the same officer for the purchase of stock. The terms of the promissory note include interest at 5% per year and payments of 50% of bonus received with the balance due by December 2008. As of December 31, 2006, the balance of this note with accrued interest was $30,273. On August 26, 2007, the loan was paid in full. The Company received 23,170 shares of stock for payment of the outstanding balance of the note.

Note payable to board member — The Company has a note payable to one of its board members that accrues interest at a rate of 10% with principal and accrued interest due on demand, therefore it is classified as a current liability on the balance sheet. Interest is compounded annually on the note. The note payable is guaranteed by the chief executive officer of the Company and is collateralized by his stock, in addition to the general assets of the Company. The note payable is subordinated to the Revolving Credit Facility, Term Loan, and Convertible Term

SILICON MOUNTAIN HOLDINGS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan payable to Laurus. Payment on the related party note can only be made after the notes payable to Laurus have been repaid or after written approval by Laurus. As of September 30, 2007 and December 31, 2006, the note payable including accrued interest was $177,397 and $165,052, respectively.

Consulting fees to Board Member — Beginning in 2007, the Company entered into a consulting agreement with one of the board members. The Company paid $27,000 and $66,000 to the board member during the three and nine months ended September 30, 2007, respectively.

Bridge Financing Agreement — On June 2, 2006, the Company entered into a bridge financing agreement with Raynemark Investments, LLC, a related party. The face amount of the note was $200,000 with an interest rate of prime plus 2%. A total of $100,000 was drawn on this facility. A total of 50,000 warrants with an exercise price of $1 were issued in conjunction with this note. On September 26, 2006, the Company paid off the principal of the note along with the $3,293 of accrued interest.

Sale of Z-Axis LLC — As stated in footnote 3, Z-Axis, transferred all of its assets and liabilities to Z-Axis LLC, its then wholly-owned subsidiary. Concurrent with the closing of the Stock Exchange, Z-Axis sold Z-Axis LLC to a limited liability company owned by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”). Mr. Treibitz and Ms. Kelso were members of Z-Axis’ board of directors, and were the chief executive officer and president, respectively, of Z-Axis prior to the closing of the Stock Exchange. The purchase price paid by the Purchasing LLC for the Z-Axis LLC membership interests was $300,000 payable in a combination of $60,000 cash, 33,457 post-split shares of stock of the Company that were redeemed from members of the Purchasing LLC, and a promissory note in the face amount of $150,000. As a result, Z-Axis no longer owns or operates a litigation support services business. As of September 30, 2007 the collectibility of the note receivable is reasonably assured.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements that may be affected by matters outside our control that could cause materially different results.

All statements, trend analysis and other information contained in this Quarterly Report on Form 10-QSB of Silicon Mountain Holdings, Inc. (“Silicon Mountain Holdings,” the “Company,” the “Registrant,” “Z-Axis Corporation”, “Z-Axis”, “Company,” “we,” “us,” and “our”) are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements. Such forward looking statements may include, among others:

•	financial position;

•	business strategy;

•	budgets;

•	amount, nature and timing of capital expenditures;

•	acquisition risks;

•	operating costs and other expenses; and

•	cash flow and anticipated liquidity.

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described described in Part II, Item 5. Other Information of this Quarterly Report and include:

•	general economic conditions;

•	currency exchange volatility;

•	the risks associated with acquiring and integrating new businesses;

•	demand for our products;

•	labor and other costs of producing and selling our products;

•	our ability to generate sufficient cash flows to operate;

•	availability of capital;

•	the strength and financial resources of our competitors;

•	regulatory risks and developments;

•	our ability to find and retain skilled personnel; and

•	the lack of liquidity of our common stock.

Any of the factors listed above and other factors contained in this Quarterly Report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations.

When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Quarterly Report. Our forward-looking statements speak only as of the date made.

The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Overview

We develop, assemble and market branded computer systems and peripherals direct to end-users and channel partners and specialize in developing branded computing solutions used in standard operating environments. As the applications that we serve expand, and as the complexity of these applications increases, the need for the customization of our products in these applications also increases. We develop and market memory solutions, based on FLASH and Dynamic Random Access Memory (DRAM) technologies, primarily direct to end-users. Specialization is focused on providing DRAM memory modules, FLASH drives and memory cards used in standard operating environments. Our products target niche computing applications including switches, routers, high-end servers, workstations, desktops and notebooks. Our primary customers range from the Fortune 1000 to individual consumers in the United States.

Executive Summary

Purchase of Vision Computer, Inc.

On September 26, 2006, the Company acquired substantially all the assets and certain liabilities of VCI, an Arizona based company that manufactures custom tower and rackmount servers, office and graphic workstations, and network attached storage servers. VCI was acquired to diversify product offerings. Pursuant to the SFAS No. 141, Business Combinations (“SFAS 141”), the transaction is being accounted for using the purchase method of accounting. The total consideration for the acquisition was $3,205,415, comprised of $3 million in cash and $0.2 million for legal expenses. Subsequently, the Company recorded a purchase price adjustment of $92,441, resulting in a net purchase price of $3,237,058.

Widow PC

On August 14, 2007, SMM purchased the assets of Widow PC, Inc., a small company previously involved in marketing and selling gaming laptops and desktop computers. The purchase price for the assets was $165,000 paid at closing and a potential 24-month cash earnout of up to an additional $458,000, depending upon gross margins for sales of the gaming computers during that period. Subsequently, the parties agreed that the amount of any earnout could be adjusted downward to account for certain unanticipated liabilities of WidowPC.

Stock Exchange

On August 28, 2007, we consummated a stock exchange with SMM pursuant to which we issued an aggregate of 5,065,510 post-split shares of our common stock for all of SMM’s outstanding common stock (other than shares as to which a stockholder validly exercised and perfected dissenters’ rights in compliance with Colorado law). As further explained in our Proxy filed with the SEC and distributed to our stockholders on July 24, 2007, pursuant to the stock exchange, outstanding options to purchase shares of SMM’s common stock were converted into options to purchase shares of our common stock. Additionally, outstanding warrants to acquire shares of SMM’s common stock were converted into warrants to acquire shares of our common stock, SMM’s stock incentive plan became a stock incentive plan covering our common stock and options to purchase shares of our common stock, and SMM’s former convertible debt obligations, for which we now are also liable, now are convertible into shares of our common stock. This stock exchange transaction is referred to as the “Stock Exchange.”

As a result of the Stock Exchange, SMM became a wholly-owned subsidiary of Z-Axis.

Sale of Z-Axis’ Former Business

Prior to the closing of the Stock Exchange, Z-Axis’ principal business was to develop and produce video, computer-generated graphics and multimedia presentations used principally in litigation support services. Also prior to the Stock Exchange, Z-Axis transferred all of its assets and liabilities to Z-Axis LLC, its then wholly-owned subsidiary. Concurrent with the closing of the Stock Exchange, Z-Axis sold Z-Axis LLC to a limited liability company owned by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”). Mr. Treibitz and Ms. Kelso were members of Z-Axis’ board of directors, and were the chief executive officer and president, respectively, of Z-Axis prior to the closing of the Stock Exchange. As a result, Z-Axis no longer owns or operates a litigation support services business.

One-For-Nine Reverse Split

Immediately prior to the Stock Exchange, we effected a one-for-nine reverse split of our outstanding common stock, which resulted in our outstanding common stock immediately prior to consummation of the Stock Exchange being reduced from 3,825,000 shares to 425,000 post-split shares.

Changes In Authorized Capital and Creation of a Class Preferred Stock

Immediately following the Stock Exchange, we increased our authorized common stock from 10,000,000 post-split shares to 30,000,000 post-split shares, and we created a new class of preferred stock consisting of 3,000,000 authorized shares, par value $0.001 per share.

Name Change to “Silicon Mountain Holdings, Inc.”

Immediately following the Stock Exchange, we changed our name from Z-Axis Corporation to Silicon Mountain Holdings, Inc. (“SMH”).

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue

Sales revenue is recognized when title passes upon shipment of goods to customers. Our revenue-earning activities involve delivering or producing goods. The following criteria are met before sales revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, the selling price is fixed or determinable and collection of the receivable is reasonably assured. We do experience a minimal level of sales returns and maintains an allowance to which Silicon Mountain accrues a reserve at the time of sale in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists.”

Share-Based Compensation

Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS 123. The modified prospective transition methods allows that prior interim periods and fiscal years reported will not reflect restated amounts. The Company determined the fair value of these awards using the Black-Scholes option pricing model. The expected life selected for options granted represents the period of time that the options are expected to be outstanding based on historical data of option holder exercises and termination behavior. There have been few exercises of stock options in the past four years and consequently we have limited historical exercise data. As a result it is difficult to estimate the expected option term. Expected volatilities are based on implied volatilities from similar companies that operate within the same industry sector index. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued. The Company historically has not paid dividends.

Reserves for inventory excess, obsolescence and lower of market values over costs

We purchase raw and assembled materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of these materials can limit our ability to effectively utilize all of the materials purchased and result in the Company carrying materials with above market carrying costs which may result in the Company incurring mark to market charges on its inventory. We regularly monitor potential excess, or obsolete, inventory by analyzing the length of time in stock and compares market values to cost. When necessary, we reduce the carrying amount of our inventory to our market value.

Allowances for doubtful accounts and price protection

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review our allowance for doubtful accounts regularly and all past due balances over 90 days are reviewed for collectability.

Income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process incorporates an assessment of the current tax exposure together with temporary differences resulting from different treatment of transactions for tax and financial statement purposes. Such differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent that recovery is not likely, we establish a valuation allowance. Increases in valuation allowances result in the recording of additional tax expense. Further, if our ultimate tax liability differs from the periodic tax provision reflected in the consolidated statements of operations, additional tax expense may be recorded.

Litigation and other contingencies

Management regularly evaluates our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, our management will assess whether such information warrants the recording of additional expense relating to our contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We currently are recording no expense for litigation and other contingencies.

Valuation of long-lived assets

We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy can significantly reduce the estimated useful life of such assets.

Dependence on Material Suppliers

Our business depends on a limited number of material suppliers. The loss of a material supplier could have a significant adverse impact on our ability to obtain products that are then experiencing high customer demand. We have no long-term supply or similar arrangements with any of our suppliers. We believe that alternate sources of supply are available if a relationship with one of our suppliers were terminated. Supply disruptions could adversely impact our sales and operating results if alternate sources of supply are unavailable on short notice, if at all.

Corporate Information

Our principal executive office is located at 4755 Walnut Street, Boulder, Colorado 80301, and our telephone number is (303) 938-1155. Our websites are located at www.smmdirect.com, www.visionman.com and www.widowpc.com.

Results of Operations

The following table sets forth consolidated operating data expressed as a percentage of sales for the periods indicated:

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2007(1)	2006(1)	2007(1)	2006(1)

Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	79.0	76.0	78.7	73.4

Gross Margin	21.0	24.0	21.3	26.6
Operating Costs:
Selling Expenses	9.3	12.7	8.9	14.2
General & Administrative	17.5	11.3	12.6	11.4
Depreciation & Amortization	0.8	1.9	2.0	1.5

Loss from Operations	(6.7)	(2.0)	(2.1)	(0.6)
Other Expense, Net	(4.6)	(1.0)	(4.3)	(0.4)

Pre-Tax Loss	(11.2)	(3.0)	(6.4)	(0.9)
Income Tax Benefit	(4.4)	1.1	(0.3)	0.4

Net Loss	(15.6)%	(1.9)%	(6.7)%	(0.6)%

(1)	Columns may not add due to rounding.

Three Months Ended September 30, 2007 compared with Three Months Ended September 30, 2006

The VCI acquisition was completed on September 25, 2006 and the results of the combined entity are reflected in the fourth quarter of 2006 and the first three quarters of 2007. Sales for the three months ended September 30, 2007 were $6.7 million compared to $5.1 million for the three months ended September 30, 2006. The increase in sales is primarily related to the incremental increase in system sales produced by the acquisition of VCI partially offset by a decrease in sales due to the decline in the memory market. The decrease in sales in the memory segment is primarily attributable to the decline in average selling price of memory over the last twelve months.

Cost of goods sold was $5.3 million for the three months ended September 30, 2007, or 79% of sales, compared to $3.9 million, or 76% of sales for the three months ended September 30, 2006. The increase in cost of goods sold during the third quarter of 2007 was primarily due to lower margins on systems sales compared to the memory sales.

Selling, general and administrative, and depreciation and amortization expenses was $1.8 million for the three months ended September 30, 2007 compared to $1.3 million for the three months ended September 30, 2006. The increase in selling and general and administrative expenses primarily relates to the costs associated with the reverse acquisition of SMM, which added additionally legal and accounting expenses. Depreciation and amortization expense decreased $43,000 for the three months ended September 30, 2007 due to the finalization of the acquired intangibles from the VCI acquisition. The Company also recorded bad debt expense of $98,000 for the three months ended September 30, 2007 compared to $7,000 for the three months ended September 30, 2006.

Total other expense, net for the three months ended September 30, 2007 increased approximately $0.2 million from the three months ended September 30, 2006. The increase in interest expense in 2007 was due to higher interest rate expenses from the increased use of our debt facilities.

The Company recorded income tax expense of $0.3 million during the three months ended September 30, 2007 compared to an income tax benefit for the three months ended September 30, 2006 of $0.1 million. SMH incurred income tax expense in the third quarter of 2007 due to the recording of a valuation allowance on deferred tax assets previously recorded. Based on the Company’s analysis, it is more likely than not that the deferred tax assets will not be realized.

Nine Months Ended September 30, 2007 compared with Nine Months Ended September 30, 2006

Sales for nine months ended September 30, 2007 were $21.6 million compared to $14.2 million for the nine months ended September 30, 2006. The increase in sales is primarily related to the incremental increase in system sales produced by the acquisition of VCI partially offset by a decrease in sales due to the decline in the memory market. The decrease in memory sales is primarily attributable to the decline in average selling price of memory over the last twelve months.

Cost of goods sold was $17.0 million for the nine months ended September 30, 2007, or 79% of sales, compared to $10.4 million, or 73% of sales, for the nine months ended September 30, 2006. The increase in the cost of goods sold in 2007 was primarily due to the component costs associated with the sale of systems through VCI. The cost of goods sold as a percentage of sales increased due to the lower margins associated with the sale of systems.

Selling, general and administrative, and depreciation and amortization expenses were $5.0 million for the nine months ended September 30, 2007, or 23% of sales, versus $3.8 million, or 27% of sales for the comparable period in 2006. The increase relates to the acquisition of VCI and the associated operating costs and depreciation, as well as, legal and accounting costs associated with the reverse acquisition. Amortization expense increased $0.2 million for the nine months ended September 30, 2007 due to the acquired intangibles from the acquisition of VCI. The Company also recorded bad debt expense of $128,000 for the three months ended September 30, 2007 compared to $10,000 for the three months ended September 30, 2006.

Total other expense, net for nine months ended September 30, 2007 was $0.9 million as compared to a net expense of $0.1 million in the nine months ended September 30, 2006. The increase in expense in 2007 was related to an increase in interest expense associated with the $8.5 million debt funding completed in September, 2006.

The Company recorded income tax expense of $0.1 million during the nine months ended September 30, 2007 compared to an income tax benefit for the nine months ended September 30, 2007 of $0.1 million. SMH incurred income tax expense in the nine months ended September 30, 2007 due to the recording of a valuation allowance on deferred tax assets previously recorded. Based on the Company’s analysis, it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our credit facility. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements.

Debt Service

On August 28, 2007, following the stock exchange transaction (the “Stock Exchange”) more fully described above, we entered into a Master Security Agreement, Joinder Agreement, Registration Rights Agreement, Guaranty, which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this Current Report on Form 8-K filed with the SEC on September 4, 2007 (the “Form 8-K”), among other documents (the “Loan Documents”), with Laurus Master Fund, Ltd., an institutional accredited investor (the “Lender”), and certain affiliates pursuant to which we agreed to become party to the Security and Purchase Agreement and Stock Pledge Agreement, which are filed as Exhibits 10.5 and 10.6 to the Form 8-K, and certain of the debt financing documents that our wholly owned subsidiary, Silicon Mountain Memory, Incorporated (“SMM”), had entered into with the Lender in September 2006. Under the Security and Purchase Agreement, the Lender agreed to loan up to $8,500,000 to SMM and VCI Systems, Inc., a wholly owned subsidiary of SMM (the “Loan”). The debt financing, including certain covenants and events of default that will now apply to us due to our entry into the Security and Purchase Agreement, which financing was conducted by SMM in September 2006 is more fully described in our Definitive Joint Proxy Statement on Schedule 14A filed by us with the Securities and Exchange Commission on July 24, 2007 under the heading Information about Silicon Mountain Memory, Incorporated — Recent Developments.

Pursuant to the Loan Documents, we, together with SMM and VCI (collectively, the “Borrowers”), are jointly and severally liable for all amounts due under the Loan. As part of our entry into the Loan Documents we issued an Amended and Restated Secured Convertible Note in the face amount of $2,500,000 (the “Convertible Note”), which is filed as Exhibit 10.7 to the Form 8-K. The Convertible Note bears interest at the Lender’s prime rate plus 3%, but not less than 9%. The Borrowers are required to repay the principal amount of the Convertible Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The note contains early redemption penalties. Under the note, following and during an event of default and written notice by the Lender, we are obligated to pay additional interest on the note at an annual rate of 12% and may be required by the Lender to repay the note with a default payment equal to 110% of the outstanding principal amounts under the note, plus accrued and unpaid interest.

If we intend to redeem the Convertible Note, we must provide the Lender 10 days notice and the Lender will have the right to convert the Convertible Note into common stock prior to the redemption. The Convertible Note has a fixed conversion price to convert the note to equity at a price per share of $3.69 as adjusted. We will have the right to force the Lender to convert the Convertible Note into our common stock if (i) a registration statement is effective covering the shares to be received upon conversion, (ii) the daily volume weighted average trading price of our common stock is at least 175% of the conversion price for at least 20 of the 30 days immediately preceding the forced conversion, and (iii) the number of shares issued pursuant to the forced conversion does not exceed 20% of the total volume of our common stock traded during the 30 trading days immediately preceding the forced conversion.

The amounts outstanding under the Convertible Note, and the other two notes issued by the Borrowers as part of the Loan, which are filed as Exhibits 10.8 and 10.9 respectively to the Form 8-K, are secured by a first priority lien on all the assets of the Borrowers and a pledge of all of our equity interests in SMM and all of SMM’s equity interests in VCI. Further, the Loan is guaranteed by a personal guaranty of Tré Cates, the President and CEO of the Company and of SMM. We also guaranteed all of the debt of SMM and VCI incurred under the Loan.

Pursuant to the Loan Documents and as a result of the Stock Exchange, we issued the Lender two warrants (the “Warrants”) to purchase shares of our common stock in exchange for two warrants previously issued by SMM to the Lender. We issued to the Lender one warrant exercisable for 1,990,000 shares of our common stock at $.01 per share (the “Warrant”), which is equivalent to approximately 20% of our outstanding stock on a fully diluted basis. The Warrant is filed as Exhibit 10.10 to the Form 8-K. The Lender has agreed it will not exercise that portion of the Warrant which would cause the Lender to beneficially own more than 9.99% of our common stock at any time unless the Lender gives a 61-day notice to waive this restriction or unless there is an event of default under the financing documents by any of the Borrowers. The shares received by the Lender on exercise of the Warrant and in connection with the financing cannot be sold, unless there is an event of default as contemplated by the Loan Documents, until August 27, 2008, the one year anniversary of the Stock Exchange (more fully described below) and thereafter during any month sales of these shares cannot exceed 25% of the trailing monthly dollar volume of the stock. The Lender also is prohibited from entering into short sales of our stock or warrants while any amount under any Note remains outstanding. The second warrant is exercisable for 18,312 shares of our common stock at $.01 per share on substantially the same terms as the Warrant.

Pursuant to the terms of the Registration Rights Agreement, which is filed as Exhibit 10.3 to the Form 8-K, within 60 days after the closing of the Stock Exchange, we are required to file a registration statement with the SEC to register the resale of the stock issuable upon conversion of the Convertible Note and the resale of the stock issuable upon exercise of the two warrants described in the preceding paragraph and to have the registration statement declared effective within 180 days of the closing of the Stock Exchange. On October 26, 2007, we filed a registration statement on Form SB-2 with the SEC pursuant to the foregoing. We are subject to liquidated damage fees of 0.5% of the original principal amount of the Convertible Note per month for each month that the effectiveness of the registration statement is late in addition to certain other events. Such damages will not exceed 10% of the original principal amount of the Convertible Note.

Cash Flows

Cash Flows from Operating Activities.  Net cash used in operating activities $0.4 million during the nine months ended September 30, 2007 as compared to $0.1 million of cash flows used in operating activities during the nine months ended September 30, 2006. The increase in cash used by operations is primarily related to the increase in the net loss from the nine months ended September 30, 2006.

Cash Flows from Investing Activities.  Net cash flows used in investing activities was $0.3 million during the nine months ended September 30, 2007 as compared to $3.4 million during the nine months ended September 30, 2006.. The primary use of cash from investing activities in 2006 was related to the purchase of VCI.

Cash Flows from Financing Activities.  SMM generated $0.5 million of cash flows from financing activities during the nine months ended September 30, 2007 as compared to $4.7 million of cash flows from investing activities during the nine months ended September 30, 2006. The primary source of cash provided in fiscal year 2006 was the $8.5 million debt financing. The primary uses of cash provided by financing activities in fiscal 2006 were the purchase of VCI, financing fees and the retirement of a $0.4 million term loan from Silicon Valley Bank.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2007 were $0.1 million as compared to $0.2 million for the nine months ended September 30, 2006. The primary use of capital during the period ended September 30, 2007 was for infrastructure-related equipment. The primary use of capital in 2006 was primarily used to upgrade sales infrastructure, especially for the online sales system. As of September 30, 2007, contractual commitments for capital purchases were not material.

Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	our relationships with suppliers and customers;

•	the levels of promotion and advertising that will be required to sell new products and achieve and maintain a competitive position in the marketplace;

•	expansion of our business, including the opening of offices and facilities in other locations;

•	price discounts on products to our customers;

•	our pursuit of strategic transactions, including acquisitions, joint ventures and capital investments;

•	the levels of inventory and accounts receivable that we maintains; and

•	our entrance into new markets.

New Accounting Pronouncements Affecting Silicon Mountain

In July 2006, the FASB released FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”) and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the impact of adoption to be reported as a cumulative effect of an accounting change. The Company adopted FIN No. 48 in the first quarter of its 2007 fiscal year, which did not result in any material impact on the Company’s finances.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 157 will not have a material impact on our financial statements.

RISK FACTORS

In addition to the other information set forth in this Quarterly Report, the risks identified in the risk factors below could materially affect our business, financial condition and/or future results of operations. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or results of operations.

The Company incurred a loss from operations in 2007 and could incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

For the nine months ended September 30, 2007, SMM reported a consolidated net loss of $1.4 million. The Company incurred a net loss of $0.7 million for fiscal year 2006. The net loss was primarily attributable to increased selling, general and administrative, and depreciation and amortization expenses, as well as interest and financing fees, incurred in connection with the acquisition of VCI. The Company was profitable in 2005 and 2004. Our operating expenses have increased in order to grow SMH’s business and integrate VCI Systems’ operations. Such increases in operating expense levels may adversely affect our operating results in future periods if we are unable to realize benefits from such expenditures in the near future. If our sales growth does not continue, we may experience a loss in one or more future periods. We may not be able to timely reduce our expenses in response to any leveling off or decrease in sales, which may impact our ability to implement our business strategy and adversely affect our financial condition.

Our dependence on a small number of suppliers for computer components, systems and peripherals and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.

We are dependent upon a limited number of vendors that supply computer components and peripherals. We have no long-term supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of computer components and peripherals. Our existing suppliers may not agree to supply the quantities we may need to meet our assembly and sales goals. We periodically review opportunities to develop alternative sources of supply. However, our options are very limited because of the small number of computer component and peripheral manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. A disruption in or termination of our supply relationship with any significant existing suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our sales and could increase our costs or the prices of our products. Any of these events could harm our operating results or financial condition and reduce the value of your investment.

Shortages in supplies of computer components and peripherals could cause us to lose sales, experience lower margins and affect our reputation, as a result of which our operating results may suffer and our market share may decline.

A significant portion of our operating expenses is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives and central processing units, or CPUs. As part of our procurement model, we do not enter into long-term supply contracts for these materials and components, but instead purchase these materials and components using a competitive bidding process or on the open market at spot prices. As a result, our cost structure is affected by price volatility in the marketplace for these components and materials, especially for DRAM. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into long-term contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins.

In addition, because our procurement model involves our ability to maintain a low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, we may be in a position in which our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and in the future we may experience shortages or delays of critical components as a result of strong demand in the industry or other factors. As one example, DRAM can represent a significant portion of our cost of revenues, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. In the past, we have encountered situations where we were forced to pay higher prices than we anticipated for DRAM, and we have encountered situations where DRAM was in tight supply and we were unable to deliver customer orders on their anticipated delivery dates. As another example, the industry recently experienced a shortage of selected Intel chips, which caused some of our motherboard suppliers to reduce or suspend shipments of motherboards using these chips. This impacted our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition to other platforms. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

If we are unable to compete successfully, we could lose market share and sales, and the value of shares of our common stock may decline.

The market for computer components, systems and peripherals is highly competitive. We face intense competition from other distributors and resellers of computer components and peripherals, as well as some manufacturers that sell these products direct to large customers and end-users. Our primary competitors include Crucial, a division of Micron Technology, Kingston Technology, PNY Technologies, SanDisk, CDW, Insight and major computer Original Equipment Manufacturers (“OEM”) like Dell, HP and Lenovo.

Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers than we do. As a result, our competitors may be able to respond faster or more effectively to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in better financial and marketing positions from which to influence acceptance of a particular industry standard or competing technologies than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of computer components, systems and peripherals, and may be able to deliver competitive products at a lower price. These competitors’ financial resources may allow them to offer these products at prices below cost in order to maintain and gain market share or otherwise improve their competitive positions. Our distributor and reseller competitors could also offer these products and related services in a bundle, as we sometimes do, which could make it more difficult for us to attract and retain customers. In addition, the terms and structure of our debt financing could place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products which may be less costly or provide better performance. Competition in these markets may intensify due to the development of cooperative relationships among our current and potential competitors or third parties as they seek to increase the ability of their products to address the needs of customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share at our expense.

We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our current products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our products or their incorporated technologies obsolete or uncompetitive. Any of these competitive factors could cause us to lower our prices in order to compete, which may reduce our margins and sales and harm our operating results.

Advances in technologies can lead to obsolescence of computer components and peripherals in our inventory, which may cause us to take inventory write-downs and reduce selling prices, which would negatively impact our operating results and financial condition.

Advances in computer technologies can sometimes obsolete existing technologies in our industry. We have had to write-down computer components and peripherals inventory in the past for reasons such as obsolescence, holding excess quantities and declines in market prices to levels that were sometimes below our costs. While we seek to limit our exposure to inventory write-downs by carrying small inventories, relying on “just in time” shipments from our suppliers to meet our customers’ computer memory needs, and keeping our inventory turnover high, we cannot assure you that these measures will protect us from rapid price declines in the market. If prices of our inventory decline because of obsolescence or decreases in average selling prices, we would be required to write-down that inventory and reduce our selling prices. If we assemble our products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory.

If we do not manage our inventories effectively and in a manner that results in our timely meeting our customers’ needs, we could lose sales, experience order cancellations, incur excess shipping charges or end up with excess inventory, any of which could cause our operating results to suffer.

The nature of the computer component, system and peripherals market requires that we have on hand, or readily available, products with performance characteristics that will meet our customers’ needs. As a result, we must seek to match both the amount and product mix of our inventory to customer requirements that can fluctuate due to a variety of factors such as evolving business trends, advances in computer technologies, new product introductions or delays in those introductions, and decreases in average selling prices. If we do not have products in inventory or readily available from our suppliers, existing and potential customers may place orders with our competitors rather than with us. We have no long-term purchase commitments from our customers. Our sales of computer components, systems and peripherals are made under individual purchase orders from customers or, in some cases, under master customer agreements that allow customers in almost all instances to change, cancel or delay orders with limited or no financial penalties. We have experienced order cancellations and fluctuating order levels in the past and we expect to continue to experience similar order cancellations and fluctuations in the future. To provide our customers with prompt service, we often use expedited shipping to obtain product components from our suppliers or to deliver assembled products to customers. These delivery services increase our operating expenses and may have a negative impact on our margins. If our small inventories result in our failing to provide customers with memory products when required, our customers may obtain memory products from our competitors, which may cause our reputation and growth to suffer.

If we are unable to properly monitor, control and manage our inventory and maintain an appropriate level and mix of products that meet our customers’ needs, we may incur increased and unexpected costs associated with this inventory.

In addition, while we may not be contractually obligated to accept returned products, we may nonetheless determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error.

Declines in our average sales prices may result in declines in our revenues and gross profit.

Our industry is highly competitive and characterized by historical declines in average sales prices. From time to time, overcapacities in product supply have resulted in significant declines in prices, which has negatively impacted our average sales prices, revenues and gross profit. During periods of overcapacity, our revenues and gross profit will decline if we do not increase unit sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in sales prices. Any efforts to reduce costs and develop new products to offset the impact of further declines in average sales prices may not be successful. Declines in average sales prices would also enable OEMs to pre-install higher capacity base memory into new systems at existing price points, and thereby reduce the demand for our aftermarket memory products. Our competitors and customers also impose significant pricing pressures on us. In addition, the continued transition to smaller design geometries and the use of 300 millimeter wafers by existing memory manufacturers could lead to a significant increase in the worldwide supply of DRAM and Flash components. Increases in the worldwide supply of DRAM and Flash components could also result from manufacturing capacity expansions. If not offset by increases in demand, these increases would likely lead to further declines in the average sales prices of our products and have a material adverse effect on our business and operating results. Furthermore, even if supply remains constant, if demand were to decrease, it would harm our average sales prices.

If we fail to maintain and strengthen our brands in existing branded computer and peripherals markets or to establish these brands in other markets we enter, sales of our branded personal desktop computers, rackmount servers and other peripherals may decrease.

As a result of this acquisition of VCI and the asset acquisition of WidowPC, we are now engaged in the assembly and sale of branded computers and peripheral products under the Visionman®, Silicon Mountain Memory®, and WidowPC® trademarks. To be successful, we must maintain and strengthen our Visionman, Silicon Mountain Memory, and WidowPC brands in existing computer and peripherals markets and establish our branded computer products as preferred choices with large enterprises, small and medium-sized businesses, consumers and other end-users. A number of our competitors in the branded computer and peripherals market have far greater brand recognition than SMM. We believe that brand recognition will become more important in the future as we implement our growth strategy and seek to reach end-users and consumers in new markets. If we are unable to establish, strengthen and maintain our brands, the attractiveness of our branded computer products and peripherals to business customers and consumers may decrease and our business, financial condition and operating results could be materially and adversely affected.

We are subject to the cyclical nature of the semiconductor industry and any future downturn could continue to adversely affect our business.

The semiconductor industry, including the Flash and DRAM markets in which we compete, is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices. Prior downturns in the semiconductor industry negatively impacted our average sales prices, sales and earnings. Any future downturns could have a material adverse effect on our business and results of operations.

We may be subject to increased customer acquisition cost or a decrease in ecommerce due to an increase in the online competitive landscape or changes in the search engine algorithms.

The successes of our online ecommerce ventures are dependent on our abilities to cost effectively drive buying customers to our websites. As more competitors enter the online marketplace, the associated acquisition costs may be driven up. If we are unable to effectively manage these costs, our online ventures may not be successful. We have experienced in the past a decrease in our online sales when the major search engines change or adjust their search algorithms. If we are unable to modify our search engine optimization efforts to effectively meet these changes, our online revenues will be negatively affected.

We may be less competitive if we fail to develop or obtain rights to market new and enhanced products and introduce them in a timely manner.

The memory, computing and consumer electronics markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.

We have experienced in the past, and may in the future experience, delays in the development and introduction of new products. These delays would provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Our product development is inherently risky because it is difficult to foresee developments in technology, anticipate the adoption of new standards, coordinate our technical personnel, and identify and eliminate design flaws. Defects or errors found in our products after commencement of commercial shipments could result in delays in market acceptance of these products. New products, even if first introduced by us, may not gain market acceptance. Accordingly, there can be no assurance that our future product development efforts will result in future profitability or market acceptance. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations.

We may also seek to develop products with new standards for our industry. It will take time for these new standards and products to be adopted, if ever adopted, for consumers to accept and transition to these new products and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new standards or products by consumers may reduce demand for our older products. If this decreased demand is not offset by increased demand for our new products, our results of operations could be harmed. Any new products or standards we develop may not be commercially successful.

We will be exposed to risks relating to the evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and our failure to maintain effective internal control over financial reporting could result in a negative market reaction.

We have not yet begun the process of evaluating our internal controls systems to allow management to assess, and our independent auditors to report on, our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to completely document and test our internal control systems and procedures for financial reporting as part of this process. Ultimately, our management will be responsible for assessing the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be requested to attest to that assessment.

We believe that we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2008. There is a possibility that we could be required to comply with Section 404 by December 31, 2007. We intend to submit a request to the SEC to confirm whether the appropriate compliance date is December 31, 2008 or December 31, 2007. If we are required to comply prior to December 31, 2007, we intend to comply appropriately. We cannot, however, be certain as to the timing of completion of our evaluation, testing and remediation actions or their impact on our operations since there is no precedent available by which to measure the adequacy of our existing controls.

Our filing of our annual report on a timely basis will depend upon our timely completion of these tasks. A late filing of our annual report could have material adverse effects on us, both legally and with respect to the opinions of the participants in the securities market.

Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity that are and remain unremediated, as a result of which our management may not be able to assert that our internal controls are effective under applicable SEC and Public Company Accounting Oversight Board rules and regulations. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest that our management’s assessment is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, it could result in a negative market reaction.

We will be required to report, among other things, control deficiencies that constitute “material weaknesses” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities such as the SEC or any stock exchange or automated quotation service on which our stock may then be listed. In addition, if any material weakness or significant deficiency is identified and is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.

As a result of being a public company, we will incur increased costs that may place a strain on our resources or divert our management’s attention from other business concerns.

Prior to the consummation of the stock exchange, SMM was a private company. As a public company, we are required to pay additional legal, accounting and other expenses that a private company does not incur. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition, which causes us to incur legal and accounting expenses. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. We expect the corporate governance rules and regulations of the SEC will increase our legal and financial compliance costs and make some activities more time consuming and costly. These requirements may place a strain on our systems and resources and may divert our management’s attention from other business concerns, which could cause our operating results to suffer. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our operating expenses in future periods. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We may make acquisitions that are dilutive to existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations.

We intend to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities.

Furthermore, acquisitions may require material infrequent charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively impact our results of operations.

We may require significant capital to pursue our growth strategy, but we may not be able to obtain additional financing on favorable terms or at all.

Since October 2002, the Company has acquired several businesses in the computer memory, computer systems and computer peripherals industries. We expect to continue to acquire complementary businesses in the computer memory, computer systems and computer peripherals industries after the Stock Exchange. We also intend to continue spending substantial amounts on advertising and marketing and adding customer service and technical support staff in order to grow our business. In particular, we intend to increase our web-based advertising and marketing initiatives to increase our direct sales to end-users through our web sites. We may need to obtain additional financing to pursue this growth strategy, to respond to new competitive pressures or to respond to opportunities to acquire complementary businesses. Our operating results may inhibit us from obtaining additional funds on favorable terms or at all. If we fail to secure growth financing when needed, this failure could cause our operating results to suffer, limit our growth, or cause us to abandon growth opportunities. None of our officers, directors or stockholders or any other party is contractually required to provide any financing to us in connection with, or following, the Stock Exchange.

Our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems encountered in connection with any acquisitions we may undertake.

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake any future acquisitions. Our previous acquisitions and any potential future acquisitions also involve numerous risks, including, among others:

•	problems and delays in successfully assimilating and integrating the purchased operations, personnel, technologies, products and information systems;

•	unanticipated costs and expenditures associated with the acquisition, including any need to infuse significant capital into the acquired operations;

•	adverse effects on existing business relationships with suppliers, customers and strategic partners;

•	risks associated with entering markets and foreign countries in which we have no or limited prior experience;

•	contractual, intellectual property or employment issues;

•	potential loss of key employees of purchased organizations; and

•	potential litigation arising from the acquired company’s operations before the acquisition.

These risks could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. Our inability to overcome problems encountered in connection with any acquisitions could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. These challenges are magnified as the size of an acquisition increases, and we may not realize the intended benefits of any acquisition. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or realize the anticipated benefits of any acquisitions we do undertake.

If we acquire a company by issuing debt securities, our operating results may decline due to increased interest expense or our liquidity may be adversely affected by an acceleration of our indebtedness.

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

If any of these events occurred, our stock price could decline.

The terms of our existing debt financing impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and from taking some actions.

The terms of our existing debt financing impose significant operating and financial restrictions on us. These restrictions limit our ability to:

•	make investments and other restricted payments, including the payment of dividends;

•	incur additional indebtedness;

•	issue shares of preferred stock;

•	create liens;

•	create new subsidiaries;

•	make strategic acquisitions, introduce new products or services or undertake certain business opportunities;

•	sell our assets or consolidate or merge with or into or acquire other companies;

•	engage in transactions with affiliates;

•	make certain capital expenditures; and

•	utilize cash inflow up to the limit established by the terms of the revolving line of credit.

These restrictions may adversely affect our ability to finance our future operations and capital needs and to pursue available business opportunities. A breach of any of these covenants could result in a default, following written notice by the lender, in respect of the related debt. If a default were to occur, the lender, following notice to us, could elect to declare the debt, together with accrued interest and other fees, immediately due and payable and proceed against any collateral securing that debt. Our lender holds first priority liens on all of our assets and on all the assets of our subsidiaries and a pledge of all our equity interests in our subsidiaries.

Our debt obligations, including the payment of interest on our debt, reduce the amount of cash we have available to fund our other cash needs and to take advantage of business opportunities.

Our indebtedness creates obligations for us to pay a substantial portion of our cash flow for debt amortization, including interest, that results in our having less cash available to deal with adverse general economic or industry conditions or to react to competition or changes in our business or industry.

Our ability to make payments on and refinance our indebtedness will depend on our ability to generate cash from our operations. Our ability to generate cash from operations is subject in large part to general economic and competitive factors and other factors, many of which are beyond our control. We may not be able to generate enough cash flow from operations nor obtain enough capital to service our debt or fund our planned capital expenditures. In either of these events, our liquidity would be materially adversely affected and the value of your investment in us may substantially decline.

Legislative and regulatory actions may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC or Nasdaq, impose duties on the Company and its executives, directors, attorneys and auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or Nasdaq, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services in the future. Any of these developments could materially increase our operating expenses and, accordingly, reduce our net income.

Our intellectual property may not be adequately protected, which could harm our competitive position.

Our intellectual property is critical to our success. We protect our intellectual property rights through trademarks, copyrights and trade secret laws, confidentiality procedures and employee non-disclosure arrangements. It is possible that our efforts to protect our intellectual property rights may not:

•	provide adequate protection for our intellectual property rights;

•	prevent disputes with third parties regarding ownership of our intellectual property rights; or

•	prevent disclosure of our trade secrets and know-how to third parties or into the public domain.

Any of these events may harm our business or our competitive position.

If we are found to have violated the intellectual property rights of others, we could be required to indemnify our customers, resellers or suppliers, redesign our products, pay significant royalties and enter into license agreements with third parties.

Our industry is characterized by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. As we continue our business, expand our product lines and our products’ functionality, and expand into new markets, third parties may assert that our technology or products violate their intellectual property rights. Although we have no knowledge of being in infringement, we cannot assure investors that we are not in infringement of third party patents. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and would divert the attention of our technical and management teams. Successful intellectual property claims against us could result in significant financial liability or prevent us from operating our business or portions of our business. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or suppliers. Any of these events could materially harm our business, financial condition and results of operations.

The execution of our growth strategy depends on our ability to retain key personnel, including our executive officers, and to attract qualified personnel.

Competition for employees in our industry is intense. We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Tré Cates, our chief executive officer, Juan Perez, our chief financial officer, and Patrick Hanner, our chief operating officer. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

We may be unable to recruit and retain key employees who are essential to our operations.

We rely on the continued service of our senior management and other key employees and the hiring of new qualified employees. Key employees may leave our employ for other opportunities and we may experience difficulty in recruiting new employees to replace them. The size of our Company as compared to other companies that compete with us for qualified employees may inhibit our ability to retain and recruit key employees. In addition, we have historically used equity incentive programs, as a component of overall employee compensation arrangements. Changes in these programs in response to business conditions and new accounting rules may decrease the value of these equity incentives to our current and prospective employees and potentially impair our ability to retain and recruit key employees. If we can not retain or recruit key employees our ability to grow revenue will be negatively impacted.

Our common stock is currently subject to the SEC’s penny stock rules, which may cause broker-dealers executing trades in our stock to experience difficulty in completing customer transactions and which may adversely affect the trading of our common stock.

Because we have net tangible assets of less than $5.0 million and our common stock’s market price per share is less than $5.00, transactions in our common stock are currently subject to the “penny stock” rules under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Broker-dealers may find it difficult to complete customer transactions as a result of our stock being subject to these rules, and trading activity in our securities may have been, and may continue to be, adversely affected as a result. This may cause the market price of our common stock to be less than it might otherwise be, and you may find it more difficult to sell your shares of common stock if you desire to do so.

Our common stock is quoted on the OTC Bulletin Board, which limits the liquidity and price of our common stock more than if it was quoted or listed on The Nasdaq Stock Market or a national exchange.

Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. We believe that quotation of our common stock on the OTC Bulletin Board limits the liquidity and price of our common stock more than if our common stock were quoted or listed on The Nasdaq Stock Market or a national exchange. We cannot assure you, however, that our common stock will continue to be authorized for quotation by the OTC Bulletin Board or any other market in the future, in which event the liquidity and price of our securities would then be even more adversely impacted.

Our stock price is highly volatile, and you may not be able to resell your shares at or above recent public sale prices.

There has been, and continues to be, a limited public market for our common stock, and an active trading market for our common stock has not and may never develop or, if developed, be sustained. You may not be able to resell shares of our common stock at or above the price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in operating results;

•	the inability to obtain research coverage;

•	changes in market valuations of other companies in the computer memory industry;

•	announcements by us or our competitors of significant customer contracts, acquisitions, strategic partnerships, joint ventures or capital infusions;

•	introduction of technologies or product enhancements that reduce demand for computer memory upgrades or related value-added services;

•	the loss of one or more key customers; and

•	departures of key personnel.

Further, we cannot assure holders of our post-exchange and post-split common stock that they will be able to liquidate their investment without considerable delay, if at all. The factors discussed above may have a significant impact on the market price of our common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

Item 3.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the date of this Form 10-QSB, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

We have not yet begun the process of evaluating our internal controls systems to allow management to assess, and our independent auditors to report on, our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to completely document and test our internal control systems and procedures for financial reporting as part of this process. Ultimately, our management will be responsible for assessing the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be requested to attest to that assessment.

We believe that we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2008. There is a possibility that we could be required to comply with Section 404 by December 31, 2007. We intend to submit a request to the SEC to confirm whether the appropriate compliance date is December 31, 2008 or December 31, 2007 and to comply appropriately. We cannot, however, be certain as to the timing of completion of our evaluation, testing and remediation actions or their impact on our operations since there is no precedent available by which to measure the adequacy of our existing controls.

Limitations on Effectiveness of Controls

Our management, including our principal executive and financial officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting are subject to risks.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not party to any legal proceedings.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Except for the transactions reported in the Company’s Forms 8-K filed on September 4, 2007 and October 3, 2007, the Company had no unregistered sales of equity securities during the quarter ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On August 24, 2007, we held a Special Meeting of Stockholders at which 3,216,783 shares were represented in person or by proxy. At this meeting, the stockholders were asked to consider and vote upon the proposals indicated below, which are more fully described in the Definitive Joint Proxy Statement on Schedule 14A filed by the Company with the Securities and Exchange Commission on July 24, 2007. Each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the abstentions and broker non-votes as to each such matter, is indicated below:

(1) To approve the stock exchange, as described in the Stock Exchange Agreement dated as of May 7, 2006, among Z-Axis, the executive officers of Z-Axis, SMM, and the executive officers of Silicon Mountain:

Number of Shares:
2,580,409 (For)	93,200 (Against)	16,250 (Abstain)	526,924 (Not Voting)

(2) To approve the LLC sale as described in the LLC Interests Sale Agreement, dated as of June 30, 2006, between Z-Axis and a limited liability company formed by the Z-Axis investor group:

Number of Shares:
2,056,018 (For)	94,200 (Against)	539,641 (Abstain)	526,924 (Not Voting)

(3) To approve the adoption and implementation of a one-for-nine reverse split of Z-Axis’ outstanding common stock prior to the consummation of the exchange

Number of Shares:
2,577,309 (For)	94,700 (Against)	17,850 (Abstain)	526,924 (Not Voting)

(4) To approve an amendment to Z-Axis’ articles of incorporation to change the name of the corporation from Z-Axis Corporation to Silicon Mountain Holdings, Inc.:

Number of Shares:
3,108,833 (For)	91,300 (Against)	16,650 (Abstain)	0 (Not Voting)

(5) To approve an amendment to Z-Axis’ articles of incorporation to increase Z-Axis’ authorized common stock from 10,000,000 shares to 30,000,000 shares:

Number of Shares:
3,106,333 (For)	94,200 (Against)	16,250 (Abstain)	0 (Not Voting)

(6) To approve an amendment to Z-Axis’ articles of incorporation to create a new class of preferred stock which will consist of 3,000,000 authorized shares, par value $0.001 per share, and as to which the board of directors will have the right to designate series with the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions of any series so designated:

Number of Shares:
2,576,809 (For)	94,800 (Against)	18,250 (Abstain)	526,924 (Not Voting)

(7) To elect six directors to serve until the 2007 annual meeting of stockholders and until their respective successors are elected and qualified:

	For	Withheld

Steven H. Cohen	3,214,033	2,750
Alan Treibitz	3,214,033	2,750
Stephanie S. Kelso	3,214,033	2,750
Marvin A. Davis	3,214,033	2,750
Marilyn T. Heller	3,214,033	2,750
James E. Pacotti, Jr.	3,214,533	2,250

(8) For the ratification of the appointment of independent auditors:

Number of Shares:
2,056,018 (For)	94,200 (Against)	539,641 (Abstain)	526,924 (Not Voting)

(9) To permit Z-Axis’ board of directors or its chairman, in its or his discretion, to adjourn or postpone the annual meeting if necessary for further solicitation of proxies if there are not sufficient votes at the originally scheduled time of the special meeting to approve the previous proposal:

v

Number of Shares:
2,056,018 (For)	94,200 (Against)	539,641 (Abstain)	526,924 (Not Voting)

Item 5.	Other Information.

Item 6.	Exhibits

(a) Exhibit Index.  The following exhibits are included herein:

Exhibit
Number	Description

2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC(1)
3.1	Amended and Restated Articles of Incorporation(2)
3.2	Amended and Restated Bylaws(3)
10.1	Master Security Agreement, dated August 28, 2007(2)
10.2	Joinder Agreement, dated August 28, 2007(2)
10.3	Registration Rights Agreement, dated August 28, 2007(2)
10.4	Guaranty, dated August 28, 2007(2)
10.5	Security and Purchase Agreement, dated September 25, 2006(2)
10.6	Stock Pledge Agreement, dated September 25, 2006(2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007(2)
10.8	Secured Term Note, dated September 25, 2006(2)
10.9	Secured Revolving Note, dated September 25, 2006(2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007(2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.13	Side Letter Agreement, dated August 30, 2007(2)

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(4)
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(4)
32.1	Certification of Chief Executive Officer of the Registrant pursuant to Section 18 U.S.C. § 1350.(4)
32.2	Certification of Chief Financial Officer of the Registrant pursuant to Section 18 U.S.C. § 1350.(4)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 14th day of November 2007.

SILICON MOUNTAIN HOLDINGS, INC.

By:	/s/ Rudolph (Tré) A. Cates III
Rudolph (Tré) A. Cates III,
President, Chief Executive Officer
and Director

By:	/s/ Juan C. Perez
Juan C. Perez,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC(1)
3.1	Amended and Restated Articles of Incorporation(2)
3.2	Amended and Restated Bylaws(3)
10.1	Master Security Agreement, dated August 28, 2007(2)
10.2	Joinder Agreement, dated August 28, 2007(2)
10.3	Registration Rights Agreement, dated August 28, 2007(2)
10.4	Guaranty, dated August 28, 2007(2)
10.5	Security and Purchase Agreement, dated September 25, 2006(2)
10.6	Stock Pledge Agreement, dated September 25, 2006(2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007(2)
10.8	Secured Term Note, dated September 25, 2006(2)
10.9	Secured Revolving Note, dated September 25, 2006(2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007(2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.13	Side Letter Agreement, dated August 30, 2007(2)
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(4)
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.(4)
32.1	Certification of Chief Executive Officer of the Registrant pursuant to Section 18 U.S.C. § 1350.(4)
32.2	Certification of Chief Financial Officer of the Registrant pursuant to Section 18 U.S.C. § 1350.(4)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Filed herewith.