Form 10KSB/A
period 2007-03-31
Silicon Mountain Holdings, Inc.
filed 2008-01-03
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from to
Commission file number
000-11284
Silicon Mountain Holdings, Inc.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation)	84-0910490 (IRS Employer Identification No.)
4755 Walnut Street, Boulder Colorado 80301
(Address of principal executive offices)
(303) 938-1155
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
Indicate by check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
The number of common shares outstanding as of the latest practicable date, May 31, 2007: 3,825,000.

SIGNATURES
Exhibit Index
Certification Pursuant to Section 302
Certification Pursuant to Section 302

Explanatory Note
     This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007, originally filed on June 28, 2007 (the “Original Annual Report”). We are filing this Amendment solely to provide corrected certifications in response to matters raised by the Securities and Exchange Commission in its comment letter to us dated November 21, 2007. The certifications as originally filed inadvertently did not conform to Item 601(b)(31) of Regulation S-B.
     In connection with the filing of this Amendment, and pursuant to Rule 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. No other changes to the Original Annual Report have been made by this Amendment. Except for the new certifications, the Original Annual Report has not been modified or updated in anyway to reflect events occurring subsequent to the filing date of the Original Annual Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON MOUNTAIN HOLDINGS, INC.
January 2, 2008	By:	/s/ Rudolph (Tré) A. Cates III
Rudolph (Tré) A. Cates III,
President, Chief Executive Officer and Director

	By:	/s/ Juan C. Perez
Juan C. Perez,
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
31.1	Certification
31.2	Certification