Form 10QSB/A
period 2007-06-30
Silicon Mountain Holdings, Inc.
filed 2008-01-03
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number
000-11284
Silicon Mountain Holdings, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0910490
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)
4755 Walnut Street, Boulder Colorado 80301
(Address of principal executive offices)
(303) 938-1155
(Registrant’s telephone number)
Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of common shares outstanding as of the latest practicable date, August 14, 2007: 3,825,000.
Traditional Small Business Disclosure Format
Yes ☐ No ☑

SIGNATURES
Exhibit Index
Certification Pursuant to Section 302
Certification Pursuant to Section 302

Explanatory Note
     This Amendment No. 1 on Form 10-QSB/A (this “Amendment”) amends our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, originally filed on August 14, 2007 (the “Original Quarterly Report”). We are filing this Amendment solely to provide corrected certifications in response to matters raised by the Securities and Exchange Commission in its comment letter to us dated November 21, 2007. The certifications as originally filed inadvertently did not conform to Item 601(b)(31) of Regulation S-B.
     In connection with the filing of this Amendment, and pursuant to Rule 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. No other changes to the Original Quarterly Report have been made by this Amendment. Except for the new certifications, the Original Quarterly Report has not been modified or updated in anyway to reflect events occurring subsequent to the filing date of the Original Quarterly Report.

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