Form 10KSB
period 2007-12-31
Silicon Mountain Holdings, Inc.
filed 2008-05-19
CIK 723928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-11284

SILICON MOUNTAIN HOLDINGS, INC.
(Name of small business issuer in its charter)

Colorado (State or Other Jurisdiction of incorporation or Organization)	84-0910490 (I.R.S. Employer Identification No.)

4755 Walnut Street	80301
Boulder, Colorado	(Zip Code)
(Address of Principal Executive Offices)
(303) 938-1155
(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer’s revenues for the year ended December 31, 2007 were $27,431,600.
State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $6,254,435 on May 15, 2008. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.
The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,192,510 as of May 1, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.
Transitional Small Business disclosure format (check one): Yes ☐ No ☑

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-KSB contains forward-looking statements that may be affected by matters outside our control that could cause materially different results.
Some of the information in this Annual Report contains forward-looking statements. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as, “may”, “will”, “expect”, “intend”, “project”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or similar terminology. They include statements regarding our:
•	financial position;

•	business strategy;

•	budgets;

•	amount, nature and timing of capital expenditures;

•	acquisition risks;

•	operating costs and other expenses; and

•	cash flow and anticipated liquidity.
Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under “Risk Factors” and include:
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
Any of the factors listed above and other factors contained in this Annual Report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations.
When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Annual Report. Our forward-looking statements speak only as of the date made.

PART I
Item 1. Business
Overview
Silicon Mountain Holdings, Inc. (“Silicon Mountain,” the “Company,” “we” or “us”) develops, assembles and markets branded computer products directly to end-users, including computer systems, computer memory products, gaming laptop and desktop computers, and peripherals through our wholly-owned subsidiary, Silicon Mountain Memory, Incorporated (“SMM”), and its indirect wholly-owned subsidiary, VCI Systems, Inc. (“VCI Systems”). Headquartered in Boulder, Colorado, we specialize in developing branded computing solutions used in standard operating environments. We offer a comprehensive product line, including computer systems, computer memory solutions and peripherals used by large enterprise buyers, small and medium businesses and consumers. Our primary customers range from the Fortune 1000 Companies to individual consumers in the United States.
We compete with several large independent manufacturers, value-added resellers and Computer OEMS as described below in greater detail. Consequently, average selling prices for computer systems, components and peripherals are significantly dependent on the pricing and availability of the raw materials. Our memory products target specific niche computing applications, including switches, routers, high-end servers, workstations, desktops and notebooks. Our computer systems include rack mount servers, workstation, storage systems and related components. As the applications that we serve expand and as the complexity of these applications increases, the need for the customization of our products in these applications also increases.
Our principal executive and corporate office is located at 4755 Walnut Street, Boulder, Colorado 80301, and our telephone number is (303) 938-1155. Through our website at www.slcmholdings.com, we make available all of our filings with the Securities and Exchange Commission (“SEC”).
Formation of the Company
We originally were incorporated as “Z-Axis Corporation” in Colorado on May 16, 1983 to develop and produce video, computer-generated graphics and multimedia presentations used principally in litigation support services.
SMM originally was incorporated in Colorado on November 21, 1997 to develop, assemble and market (1) open-source memory solutions based on Flash memory and DRAM technologies, and (2) personal desktop computers, rackmount servers and computer related products and systems that are sold direct to end users. On August 28, 2007, we acquired SMM and, as a result, SMM became our wholly-owned subsidiary, and the former SMM common stockholders owned 92.8% of our outstanding common stock immediately after completion of the SMM acquisition.
We amended our articles of incorporation on August 28, 2007 to, among other things, change our name to “Silicon Mountain Holdings, Inc.” We currently have facilities in Colorado, California and Arizona.
Acquisitions
Digital Memory
On October 5, 2002, SMM entered into an agreement to purchase substantially all of the tangible and intangible assets of Digital Memory, Inc., or “Digital Memory,” for a purchase price of $36,000 to be paid over the course of 24 months following the closing. The original terms of the agreement were modified on February 24, 2003 by reducing the purchase price to $22,000 and including the inventory of Digital Memory among the purchased assets.
SuperPC
On January 30, 2004, SMM entered into an agreement to purchase the customer list of Super PC Memory, Inc., or “SuperPC,” a company engaged in the sale of memory for desktops, laptops and low-end Window/Intel type servers and attached printers, for a maximum purchase price of $1,050,000. SMM received a list of all then current SuperPC customers and contact information, the right to exclude SuperPC from conducting certain future business with these customers and the right to hire SuperPC employees. On October 7, 2005, SMM entered into an agreement with Maximum Asset Recovery Services, Inc., or MARS, in its capacity as assignee for the benefit of creditors of Super PC, under which MARS agreed to forgive $83,378 in 2005 and $49,401 in 2006 in amounts due under notes issued by SMM to MARS in conjunction with this acquisition. The final payment due from SMM under the October 2005 agreement with MARS was made on or about June 30, 2006. Therefore, SMM has no ongoing financial obligations under that agreement.
VCI Vision Computers
On September 25, 2006, SMM purchased, through a wholly-owned subsidiary, VCI Systems, Inc. (“VCI Systems”), substantially all the assets of VCI Vision Computers, Inc. (“Vision Computers”), a Phoenix, Arizona based computer company (the “Vision Computers Asset Acquisition”) for a purchase price of up to $3,237,058 in cash. SMM also assumed certain liabilities, including trade accounts payable, other liabilities incurred by Vision Computers in the ordinary course of business and other liabilities identified by Vision Computers. The business of VCI Systems, which was formerly the business of Vision Computers, consists of manufacturing, marketing and distributing branded computer hardware, including PCs, servers, workstations, storage devices and related components and products.
In conjunction with the Vision Computers Asset Acquisition, on October 20, 2006, SMM also purchased from affiliates of Vision Computers the land and building (the “Real Property”) formerly used by Vision Computers for $1,600,000 in cash pursuant to a separate agreement (the “Real Property Purchase Agreement”). Immediately following the purchase of the Real Property, SMM sold and leased back the Real Property pursuant to a separate agreement (the “Real Property Sale Agreement”) and a triple-net lease (the “Triple Net Lease”), as more fully described below, with an unrelated third-party. The sales price under the Real Property Sale Agreement was approximately equal to the purchase price plus costs and fees paid by SMM in conjunction with the purchase and sale of the Real Property. The Triple Net Lease has a term of ten years with a base rent of $124,194 per year. We expect that the primary use of the Real Property will be for conducting the business of Vision Computers.
Vision Computers was established in 1994 as a custom computer systems integrator of tower and rackmount servers, workstations, and gaming systems.
SMM obtained the funds used to acquire the assets of Vision Computers through the debt financing. At the closing, $500,000 of the purchase price was placed in escrow for up to six months to secure Vision Computers’ and its stockholders’ indemnification of SMM as well as other obligations of Vision Computers. Subsequently, the parties agreed to a purchase price adjustment of $92,441 resulting in the net purchase price of $3,237,058. The remaining money in the holdback escrow was released to the VCI shareholders on March 20, 2007.
Vision Computers and the two shareholders of Vision Computers have agreed to a three-year restrictive covenant under which they may not own, manage or operate any business competing with Vision Computers’ business (now that of VCI Systems) in the United States, Canada or Mexico or solicit the business of any of Vision Computers’ customers or employees, or interfere with relationships concerning the same.
Widow PC
On August 14, 2007, SMM purchased certain assets of Widow PC, Inc., a small company involved in marketing and selling gaming laptops and desktop computers. The purchase price for the assets was $165,000 paid at closing and a 24-month cash earnout of up to an additional $458,000, depending upon gross margins for sales of the gaming computers during that period.
SMM Acquisition
On August 28, 2007, we acquired all the issued and outstanding capital stock of SMM in exchange for our issuing 5,065,510 shares of our common stock to the former SMM stockholders (the “SMM Acquisition”). In the SMM Acquisition, SMM stockholders received approximately 1.1098 shares of our post-split common stock for each share of SMM common stock owned by them, and all outstanding warrants and options to purchase SMM common stock became warrants and options to purchase our common stock. We also exchanged warrants with the existing SMM warrant holders. The holder of each warrant or option to purchase one share of SMM’s common stock, received a warrant or option to purchase approximately 1.1098 shares of our common stock for the duration of the option or warrants original exercise period at an equivalent exercise price. Immediately following the consummation of the SMM Acquisition and as further described below, the board and management of SMM became our board and management, respectively.
As a result, the former SMM stockholders now hold approximately 93% of our issued and outstanding stock, and SMM became our wholly-owned subsidiary. Copies of the SMM Acquisition Agreement and other agreements entered into in conjunction with the SMM Acquisition Agreement were filed as annexes to the Definitive Joint Proxy Statement filed by the Company with the Securities and Exchange Commission on July 24, 2007.
Immediately prior to the SMM Acquisition, we conducted a one-for-nine reverse split of our outstanding common stock, which resulted in our outstanding common stock being reduced from 3,825,000 shares to 425,000 post-split shares.
As part of the SMM Acquisition, we assumed SMM’s existing 2003 Equity Incentive Plan and all the outstanding vested and unvested stock options of SMM issued pursuant to the plan, as more fully described in our Definitive Joint Proxy Statement on Schedule 14A filed with the SEC on July 24, 2007. The number of outstanding stock options was adjusted using the same exchange ratio as described above. The Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan is filed as Exhibit 10.11 to our Current Report on Form 8-K filed with the Commission on September 4, 2007. Additionally, the Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan is filed as Exhibit 10.12 to our Current Report on Form 8-K filed with the Commission on September 4, 2007.
Holders of 93% of SMM’s common stock prior to the SMM Acquisition and certain holders of our common stock entered into lockup agreements pursuant to which they agreed, subject to certain exceptions, not to sell, sell short, grant an option to buy, or otherwise dispose of any shares of the our common stock for a period of twelve (12) months following the closing of the SMM Acquisition. This lockup period will expire on August 28, 2008.
Name Change To “Silicon Mountain Holdings, Inc.”
Immediately following the SMM Acquisition, we changed our name from Z-Axis Corporation to Silicon Mountain Holdings, Inc.
Industry Background
Our specific market can be divided into two categories: computer memory products and branded computer systems, each of which is described below.
Products
We offer a comprehensive line of branded computer systems, DRAM memory and FLASH storage products and peripherals. The acquisition of Vision Computers in September 2006 expanded our product lines to include branded computers, servers and peripherals. Prior to that acquisition, we generated substantially all of our revenues from sales of DRAM memory products and FLASH products. SMH’s FLASH and DRAM memory products comply with industry standards and are based on a variety of widely accepted industry architectures. Through December 31, 2007, sales of SMH’s products were generally made pursuant to purchase orders rather than long-term commitments.

Computer Memory Products
Flash Memory Products
Our FLASH products are used in a wide base of applications, ranging from high-capacity, highly reliable industrial applications to high performance networking applications to mobile consumer electronic devices. These products are described as follows:
CompactFlash memory cards. CompactFlash products provide full PC Card AT Attachment, or ATA, functionality, but are only one-fourth the size of a standard PC Card. CompactFlash memory cards are characterized by their small size, durability, low power consumption and the ability to operate at either 3.3 volts or 5.0 volts. CompactFlash products provide interoperability with systems based on the PC Card ATA standard by using a low-cost passive adapter, thus making CompactFlash widely used by a variety of applications.
Secure Digital and MultiMediaCard Flash memory cards. Secure Digital, or SD, and MultiMediaCard, or MMC, FLASH memory cards are used in data storage applications and are about the size of a postage stamp. Their slim, compact design makes them an ideal removable storage solution for designs including mobile phones, audio players, digital cameras, and other space-constrained applications.
USB Flash drives. Silicon Mountain’s USB FLASH drive portfolio consists of two models: 1) a standard flash drive available in capacities from 1GB to 16GB; 2) a Ready Boost compatible model in capacities from 2GB to 16GB, configured to work with the Vista Ready Boost feature. Both USB Flash drive models utilize industry standard non-volatile SLC NAND flash chips at low densities, and MLC NAND flash chips at higher densities. USB flash drives come standard with the Silicon Mountain branded logo, but may be imprinted with the logo of the customers choosing for an additional fee (minimum quantities and set up charges apply).
ATA Flash PC cards. Our ATA Flash PC Cards are used in storage, data backup and data logging applications. Our products are available in the industry standard PC Card Type II form factor.
DRAM Products
We offer a full range of DRAM products, including dual in-line memory modules, or DIMMs, small-outline, or SO, DIMMs, mini-registered DIMMs, or mini-RDIMMs, very low profile, or VLP, RDIMMs and Fully-Buffered DIMMs, or FB-DIMMs. Our DRAM products are used primarily as personal computer, notebook and server upgrades and in higher performance computing. Our standard DRAM products are available in various memory module form factors and densities of up to 4GBs. We also offer many of these products utilizing different DRAM architectures such as FB-DIMM, DDR, DDR2, SDRAM and RDRAM.
Computer System Products
We develop, assemble, market, sell, and support a wide range of branded computer products that are customized to individual customer requirements. Our product categories include branded computer systems, servers, storage and peripherals.
Servers
Our line of servers is designed to provide customers affordable performance, reliability, and scalability. Options include high performance rack, blade, and tower servers for enterprise customers and small organizations and networks.
•	Rackmounts (1u,2u,3u,4u)

•	Towers (Mid & Full Size)

Workstations
Our workstations are intended for professional users who demand exceptional performance from hardware platforms certified to run sophisticated applications, such as three-dimensional computer-aided design, digital content creation, geographic information systems, computer animation, software development, and financial analysis.
•	Mainly Tower Systems

•	Designed for heavy task desktop applications
Parts & Peripherals
We offer a multitude of competitively priced third-party peripheral products, networking products, video and graphic cards, power adapters and other products.
•	RAID controllers and Storage — We provide a portfolio of storage solutions for growth, backup and compliance, as well as direct attached storage, network attached storage, and storage area networks

•	Optical drives, Video Cards, Graphic Cards and other Peripherals
Product Warranty and Service
Management believes that our reputation for the reliability of our products and the confidence of prospective purchasers in our ability to provide service over the life of the product are important factors in making sales. As a consequence, we maintain a warranty program specific to our product lines.
We generally warranty computer systems for one year from the date of sale for parts and labor on a depot return basis. We have established a warranty reserve for the estimated labor and repair cost for systems sold, and periodically review the adequacy of this reserve in light of actual warranty experience.
Silicon Mountain Holdings Competition
We conduct business in an industry characterized by intense competition, rapid technological change, evolving industry standards, declining average sales prices and rapid product obsolescence.
Our primary competitors are divided into several categories: third-party DRAM module providers, Value-added resellers and Direct Computer OEMs.
3rd Party DRAM module competitors are Crucial Memory, a division of Micron Technology, Kingston Technology, Lexar Media, PNY Technologies and SanDisk. Value-added reseller competitors include CDW, PC Mall, PC Connection and Memory X. Direct computer OEM competitors consist of Dell, HP, Alienware, Gateway and MPC.
Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers than us.
We expect to face competition from existing competitors and new and emerging companies that may enter its existing or future markets. These companies may have similar or alternative products that are less costly or provide additional features. Competition also may arise due to the development of cooperative relationships among our current and potential competitors or third parties that seek to increase the functionality of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share at our expense.
The branded computer, memory, peripheral and consumer electronics markets are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to compete in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to respond to changing customer requirements.
Any one of these factors may contribute to a significant loss of market share, reduced profit margins, increased operating expense or discounted offerings.
Silicon Mountain Holdings Sales, Marketing and Strategic Alliances
We market to our current and prospective customers using direct mail programs, advertising and an outbound calling program. In addition, we promote our brand through a national branding campaign, which includes print media and other activities. To measure the effectiveness of our various marketing activities, we track customer responses to our efforts by a variety of means. We use this information to further refine our marketing strategy and to develop more effective programs. We own the following five federally registered trademarks: Silicon Mountain Technologies®, Silicon Mountain Memory®, Smmdirect®, Rule the Playground® and Visionman®.
E-commerce/Websites
We utilize our websites to implement our business strategy. Our objective is to make it easy for our customers to transact business with us and ultimately to enhance our customer relationships. Our websites include many advanced features to attract new customers and produce sales, including more than 60,000 computer products to search and order online, advanced search capabilities, product specifications, and information on product availability and pricing.
Customer Service and Support
We provide our customers with comprehensive product service and support. We believe that tailoring our technical support to our customers’ needs is essential to the success of our product introductions and customer satisfaction. Our customers receive technical support on an unlimited, toll-free basis and the corporate customers are assigned a dedicated account manager familiar with their account. We also train our customer account managers to keep them informed about changes in our product lines. In addition, we offer our customers on-line pricing and navigation tools, and a personalized web page available through our website which features personalized information such as promotions, new products and contact information.
Major Customers
SMH sells its products through inside sales representatives and online websites: www.smmdirect.com and www.upgradememory.com. SMM has no long-term sales contracts with our customers. Its products are sold directly to end-users from Fortune 1000 companies to individual consumers. SMH’s top customer accounted for approximately 36% of the Company’s total sales in 2007. On September 25, 2006, SMM acquired the assets of Vision Computers. Vision Computers distributes its products through existing channel resellers and directly to end-users through its websites: http://www.visionman.com, http://www.vision-computers-inc.com, http://www.visioncomputersinc.com, and http://www.vision-xtreme.com. Vision Computers has no fee or revenue sharing agreements with its channel resellers.
Suppliers
Primary raw materials represent more than 71% of the component costs of our manufactured products. We purchase these primary raw material products from a number of suppliers. More than one source of supply is available for every product sold by us. We are continually evaluating other sources of supply against its current vendor list to identify and pursue new product sourcing opportunities. We have no long-term supply contracts. Our dependence on our suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.

Research and Development
During 2007 and 2006, $22,042 and $327, respectively, were spent on research and development activities.
Employees
We have            employees,            of whom are full time. Our employees are not represented by any collective bargaining agreements and SMH has never experienced a work stoppage. Management believes that relations with our employees are satisfactory.
Available Information
We file the following reports with the SEC under Section 13(a) of the Securities Exchange Act of 1934: Annual Reports on Form 10-KSB; Quarterly Reports on Form 10-QSB; Current Reports on Form 8-K; and any amendments to these reports. We make these reports available free of charge on or through our Internet website, www.slcmholdings.com, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC; however, information on our website should not be considered to be a part of this report or any other SEC filing. You may request a copy of these filings at no cost. Please direct your requests to:
Juan Perez
Chief Financial Officer
Silicon Mountain Holdings, Inc.
4755 Walnut Street
Boulder, CO 80301
You can also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC.
Risk Factors
In evaluating our business, you should carefully consider the risks and uncertainties discussed in this section, in addition to the other information presented in this Annual Report on Form 10-KSB. The risks and uncertainties described below may not be the only risks we face. If any of these risks and uncertainties actually occurs, our business, operating results or financial condition could be materially adversely affected and the market price of our common stock may decline.
The Company may not be able to access sufficient capital to survive if the current down markets continue for many of its products.
The Company has been experiencing significantly lower demand and lower sales prices for many of its products during the past several months. Without the March 2008 and the April 2008 agreements by Laurus to extend additional debt funding, as described below in “Liquidity and Capital Resources — Debt Financing”, the Company may not have had enough operating capital to survive. If these conditions continue, and if the Company is not to make adequate adjustments, such as lowering its operating costs, introducing new products, etc., then the Company may not be able to continue in business in its current manner, or at all.
The Company incurred losses from operations in 2007 and could incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.
For years ended December 31, 2007 and 2006, SMH reported a consolidated net loss of $2.9 million and $0.7 million, respectively. The 2007 and 2006 net loss was primarily attributable to the decrease in the average selling price of memory as a commodity, increased selling, general and administrative, and depreciation and amortization expenses, as well as interest and financing fees, incurred in connection with the acquisition of VCI Systems. We cannot assure you that SMM will return to profitability in 2008. Our operating expenses have significantly increased in order to grow SMH’s business and integrate VCI Systems’ operations. Such increases in operating expense levels may adversely affect our operating results in future periods if we are unable to realize benefits from such expenditures in the near future. If our sales growth does not continue, we may experience a loss in one or more future periods. We may not be able to timely reduce our expenses in response to any leveling off or decrease in sales, which may impact our ability to implement our business strategy and adversely affect our financial condition.
For the fiscal year ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues and control our expense.
Based upon current plans, we will incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.
We are not adequately capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.
Our dependence on a small number of suppliers for computer components, systems and peripherals and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.
We are dependent on a small number of suppliers that supply computer components and peripherals. We have no long-term supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of computer components and peripherals. Our existing suppliers may not agree to supply the quantities we may need to meet our assembly and sales goals. We periodically review opportunities to develop alternative sources of supply. However, our options are very limited because of the small number of computer component and peripheral manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. A disruption in or termination of our supply relationship with any significant existing suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our sales and could increase our costs or the prices of our products. Any of these events could harm our operating results or financial condition and reduce the value of your investment.
Shortages in supplies of computer components and peripheral and insufficient cash flow to procure those supplies could cause us to lose sales, experience lower margins and affect our reputation, as a result of which our operating results may suffer and our market share may decline.
A significant portion of our operating expenses is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives and central processing units, or CPUs. As part of our procurement model, we do not enter into long-term supply contracts for these materials and components, but instead purchase these materials and components using a competitive bidding process or on the open market at spot prices. As a result, our cost structure is affected by price volatility in the marketplace for these components and materials, especially for dynamic random access memory, or DRAM. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into long-term contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins.

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
The market for computer components, systems and peripherals is highly competitive. We face intense competition from other distributors and resellers of computer components and peripherals, as well as some manufacturers that sell these products direct to large customers and end-users. Our primary competitors include Crucial, a division of Micron Technology, Kingston Technology, PNY Technologies, SanDisk, CDW, Insight and major computer OEMS like Dell, HP and Lenovo.
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
In addition, while we may not be contractually obligated to accept returned products, we may nonetheless determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. In addition, some of our inventory is shipped on a consignment basis, and we have very little ability to control or manage that inventory. Alternatively, we could end up with too little inventory and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships. Our risks related to inventory management are exacerbated by our strategy of closely matching inventory levels with product demand, leaving limited margin for error.
Declines in our average sales prices of memory or computer components may result in declines in our revenues and gross profit.
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
If we fail to maintain and strengthen our Visionman and Silicon Mountain Memory brands in existing branded computer and peripherals markets or to establish these brands in other markets we enter, sales of our branded personal desktop computers, rackmount servers and other peripherals may decrease.
In September 2006, we acquired Vision Computers, Inc., a company engaged in assembling and marketing branded personal desktop computers (“PCs”), rackmount servers and peripherals. As a result of this acquisition, we are now engaged in the assembly and sale of branded computers and peripheral products under the Visionman® and Silicon Mountain Memory® trademarks. To be successful, we must maintain and strengthen our Visionman and Silicon Mountain Memory brands in existing computer and peripherals markets and establish our branded computer products as preferred choices with large enterprises, small and medium-sized businesses, consumers and other end-users. A number of our competitors in the branded computer and peripherals market have far greater brand recognition than does SMM. We believe that brand recognition will become more important in the future as we implement our growth strategy and seek to reach end-users and consumers in new markets. If we are unable to establish, strengthen and maintain our brands, the attractiveness of our branded computer products and peripherals to business customers and consumers may decrease and our business, financial condition and operating results could be materially and adversely affected.
We are subject to the cyclical nature of the semiconductor industry and any future downturn could continue to adversely affect our business.
The semiconductor industry, including the Flash and DRAM IC device markets in which we compete, is highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average sales prices. Prior downturns in the semiconductor industry negatively impacted our average sales prices, sales and earnings. Any future downturns could have a material adverse effect on our business and results of operations.
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
As a public company, we will be required to report, among other things, control deficiencies that constitute “material weaknesses” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities such as the SEC or any stock exchange or automated quotation service on which our stock may then be listed. In addition, if any material weakness or significant deficiency is identified and is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.

According to a recent letter from our independent auditors, “there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis” because of material weaknesses in our internal control over financial reporting.
As explained in greater detail below in the section “Controls and Procedures — Management’s Annual Report on Internal Control over Financial Reporting,” on May 16, 2008, the audit committee of our Board of Directors received a letter from our independent auditors identifying certain significant deficiencies in our internal control over financial reporting as material weaknesses. The Company, through its audit committee and management, intends to analyze and address the deficiencies identified. If we are unable to remedy the material weaknesses in our internal control over financial reporting, there is a risk that we may not be able to prevent or detect on a timely basis material misstatements in our annual or interim financial statements.
As a result of being a public company, we will incur increased costs that may place a strain on our resources or divert our management’s attention.
Prior to the consummation of the SMM Acquisition, SMM was a private company. As a public company, we will be required to pay additional legal, accounting and other expenses that a private company does not generally incur. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition, which causes us to incur legal and accounting expenses. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. We expect the corporate governance rules and regulations of the SEC will increase our legal and financial compliance costs and make some activities more time consuming and costly. These requirements may place a strain on our systems and resources and may divert our management’s attention from other business concerns, which could cause our operating results to suffer. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our operating expenses in future periods. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.
We may make acquisitions that are dilutive to existing shareholders, resulting in unanticipated accounting charges or otherwise adversely affect our results of operations.
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
We may require significant capital to pursue our growth strategy, but we may not be able to obtain additional financing.
Since October 2002, SMM has acquired several businesses in the computer memory, computer systems and computer peripherals industries. We expect to continue to acquire complementary businesses in the computer memory, computer systems and computer peripherals industries after the SMM Acquisition. We also intend to continue spending substantial amounts on advertising and marketing and adding customer service and technical support staff in order to grow our business. In particular, we intend to increase our web-based advertising and marketing initiatives to increase our direct sales to end-users through our web sites. We may need to obtain additional financing to pursue this growth strategy, to respond to new competitive pressures or to respond to opportunities to acquire complementary businesses. Our operating results may inhibit us from obtaining additional funds on favorable terms or at all. If we fail to secure growth financing when needed, this failure could cause our operating results to suffer, limit our growth, or cause us to abandon growth opportunities. None of our officers, directors or stockholders or any other party is contractually required to provide any financing to us in connection with, or following, the SMM Acquisition.
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
We acquired Visionman Computers, Inc. by issuing debt securities. Our post-exchange operating results have declined due to increased interest expense and our liquidity has been adversely affected by an acceleration of our indebtedness.
We have undertaken an additional business combination that required us to issue debt securities as part of the purchase price, such issuances may result in:
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
If any of these events occurred, our stock price could decline and our ability to continue operations may decline.
The terms of our existing debt financing impose significant operational and financial restrictions on us, which may prevent us from capitalizing on business opportunities and pursuing other financing options
The terms of our existing debt financing impose significant operating and financial restrictions on us. These restrictions limit our ability to:
•	make investments and other restricted payments, including the payment of dividends;

•	incur additional indebtedness;

•	issue shares of preferred stock;

•	create liens;

•	create new subsidiaries;

•	make strategic acquisitions, introduce new products or services or undertake certain business opportunities;

•	sell our assets or consolidate or merge with or into or acquire other companies;

•	engage in transactions with affiliates;

•	make certain capital expenditures;

•	divest ourselves of product lines or brands; and

•	utilize cash inflow up to the limit established by the terms of the revolving line of credit.
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
Our debt amortization obligations, including the payment of interest on our debt, reduce the amount of cash we have available to fund our working capital needs and capital expenditures.
Our indebtedness creates obligations for us to pay a substantial portion of our cash flow for debt amortization, including interest, that results in our having less cash available to deal with adverse general economic or industry conditions or to react to competition or changes in our business or industry.
We have no available or committed source of funds to pay our indebtedness, and failure to pay our indebtedness in a timely manner could substantially reduce the value of your investment in the Company.
Our ability to make payments on and refinance our indebtedness will depend on our ability to generate cash from our operations and/or our ability to obtain additional capital. Our ability to generate cash from operations is subject in large part to general economic and competitive factors and other factors, many of which are beyond our control. We may not be able to generate enough cash flow from operations nor obtain enough capital to service our debt or fund our planned capital expenditures. In either of these events, our liquidity would be materially adversely affected and the value of your investment in us may substantially decline.
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
Our common stock is currently subject to the SEC’s penny stock rules, which may cause broker-dealers executing trades in our stock to experience difficulty in completing customer transactions and which may adversely affect the trading of our common stock after the SMM Acquisition.
Because we have net tangible assets of less than $5.0 million and our common stock’s market price per share is less than $5.00, transactions in our common stock are currently subject to the “penny stock” rules under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents identifying certain risks of investing in “penny stocks,” a purchaser’s legal remedies, and information about the market for “penny stocks”; and

•	obtain a signed and dated acknowledgment from the purchaser that he, she or it actually received the required risk disclosure documents before a transaction in a “penny stock” is completed.
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
Item 2. Properties
Our principal executive and corporate offices are located in Boulder, Colorado, where we lease 20,538 square feet of office space. The lease on this facility expires in April 2009. As of December 31, 2007, the Company occupied 100% of the office space it leased. In May 2008, we moved our systems assembly operations, which are primarily related to the business of our VCI Systems subsidiary, from Arizona to California. We currently are trying to sub-lease our former Arizona space, for which the lease expires in October 2016, to another party or parties. We believe that our current facilities in Colorado and California will be sufficient to meet our needs for at least the next twelve months. The following table summarizes our major property leases:

		2007
		Annual	Square	Lease
Location	Primary Function	Rent	Footage	Expiration
Boulder, CO	Executive and corporate offices	$250,221	20,538	April 30, 2009
Chandler, AZ	Manufacturing	116,500	15,317	October 19, 2016
Menlo Park, CA	Distribution	37,480	4,080	Month to month

Item 3. Legal Proceedings
The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business. We are not aware of pending or threatened litigation, and we do not have any accrual for litigation and other contingencies.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market for Common Equity and Related Stockholder Matters
Since September 7, 2007, our common stock has traded under the symbol “SLCM”. Prior to September 7, 2007, the stock traded under the symbol “ZXIS”. The following table sets forth the high and low market prices for each full quarterly period within the last two fiscal years.

	High	Low
2007
Fourth Quarter	2.25	1.17
Third Quarter	1.40	1.26
Second Quarter	1.26	1.08
First Quarter	1.44	1.17
2006
Fourth Quarter	1.53	1.44
Third Quarter	2.70	1.53
Second Quarter	2.88	2.07
First Quarter	3.96	3.15
On May 15, 2008, the last reported sale price of our common stock was $0.35 per share, and the number of holders of record of our common stock was approximately 433. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these non-record holders.
We have not declared or paid any cash dividends on our common stock or other securities since January 1996. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
Recent unregistered sales of equity securities that were not previously reported in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K are described below.
Issuances as Part of Stock Exchange Agreement
As described the section titled “Certain Transactions and Relationship — SMM”, in August 2007, SMM issued to its directors for serving on the board of directors during the fiscal year ended December 31, 2007, a total of 57,853 restricted shares of its common stock, which vested on December 31, 2007. The issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Only accredited investors received the securities, and the Company did not engage in any general solicitation or advertising to market the securities.

In August 2007, we effected a share exchange between us and SMM, which resulted in SMM becoming our wholly-owned subsidiary and the holders of securities of SMM becoming holders of our securities. As part of the SMM Acquisition, we issued 5,065,510 shares of our common stock to the stockholders of SMM (who were SMM stockholders prior to the SMM Acquisition) in exchange for their shares in SMM. Additionally, options and warrants exercisable into shares of SMM common stock became exercisable into an aggregate of 4,376,898 shares of our common stock and debt instruments convertible into shares of SMM’s common stock became convertible into an aggregate of 10,165,917 shares of our common stock. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D. The securities were purchased by accredited investors, sophisticated investors, or were purchased by fewer than 35 other investors who utilized their respective purchaser representatives. In addition, each of the recipients of securities (and, to the extent applicable, their purchaser representatives) received the information concerning the Company contained in our Definitive Joint Proxy Statement on Schedule 14A filed by the Company with the Securities and Exchange Commission on July 24, 2007.
Pre-Stock Exchange Issuances
Between September 2004 and the closing of the SMM Acquisition, we made the following stock option grants to our directors and executive officers:

		Number of
	Recipient (Name,	Post-Split,
Grant Date	Title)	Post-Exchange Shares	Exercise Price
October 1, 2004	Stephanie Kelso	4,167	$0.33
July 1, 2005	Alan Treibitz	556	$0.539
July 1, 2005	Steven H. Cohen	556	$0.539
July 1, 2005	Stephanie Kelso	556	$0.49
July 1, 2005	Marilyn T. Heller	556	$0.49
July 1, 2005	Marvin A. Davis	1,111	$0.49
July 1, 2005	James E. Pacotti, Jr.	1,111	$0.49
October 1, 2005	Stephanie Kelso	1,674	$0.36
June 6, 2006	Alan Treibitz	556	$0.33
June 6, 2006	Steven H. Cohen	556	$0.33
June 6, 2006	Stephanie Kelso	556	$0.30
June 6, 2006	Marilyn T. Heller	556	$0.30
June 6,2006	Marvin A. Davis	1,111	$0.30
June 6, 2006	James E. Pacotti, Jr.	1,111	$0.30
June 6, 2006	Stephanie Kelso	2,492	$0.30
June 6, 2006	Stephanie Kelso	4,167	$0.30
April 1, 2007	Alan Treibitz	556	$0.143
April 1, 2007	Steven H. Cohen	556	$0.143
April 1, 2007	Stephanie Kelso	556	$0.13
April 1, 2007	Marilyn T. Heller	556	$0.13
April 1, 2007	Marvin A. Davis	1,111	$0.13
April 1, 2007	Stephanie Kelso	4,167	$0.13
In connection with the SMM Acquisition, we agreed with SMM that, effective as of the closing of the SMM Acquisition, all options held by our former executive officers, directors and employees now have a uniform expiration date of five years from the date of closing of the SMM Acquisition. Any unvested options held by our executive officers, directors and employees vested on the change in control that occurred on closing of the SMM Acquisition. Each grant was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Only accredited investors received the securities, and the Company did not engage in any general solicitation or advertising to market the securities.
Subsequent to the grants of options during the twelve months ended March 31, 2007, management determined that options to purchase 99,930 pre-split, pre-exchange shares exceeded the 375,000 pre-split shares of common stock authorized for issuance under our stock option plan. As a result, the 99,930 options were cancelled by agreement with the option holders. Following such cancellation, on June 6, 2006, we issued non-plan options in amounts equal to the number of options that were cancelled. As reflected in the table above, the non-plan options have exercise prices equal to the closing price of our common stock as of June 6, 2006. The weighted average exercise price of the non-plan options is higher than the weighted average exercise price of the cancelled options. Each grant was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Only accredited investors received the securities, and the Company did not engage in any general solicitation or advertising to market the securities.
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.
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
Warranty Reserve
The Company engages in extensive product quality programs and processes, which includes monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The adequacy of the reserve for warranty costs is determined by considering the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While management believes the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.
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
New Accounting Pronouncements Affecting Silicon Mountain
Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax positions. During the year ended December 31, 2007, we recognized no adjustments for uncertain tax positions.

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
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards(“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.
Results of Operations
The following table sets forth financial data for the years ended December 2007 and 2006:

	2007(1)	2006(1)
	% of Revenue
Sales	100.0%	100.0%
Cost of Goods Sold	79.6	76.8

Gross Margin	20.4	23.3

Operating Costs:
Selling Expenses	9.5	13.8
General & Administrative	13.8	9.8
Depreciation & Amortization	2.9	2.1
Income (Loss) from Operations	(5.9)	(2.5)
Other Expense, Net	(3.9)	(1.7)

Pre-Tax Income (Loss)	(9.7)	(4.3)
Income Tax (Expense) Benefit	(0.9)	1.3

Net Income (Loss)	(10.6)%	(3.0)%

(1)	Columns may not add due to rounding

Twelve Months Ended December 31, 2007 compared with Twelve Months Ended December 31, 2006
Sales for twelve months ended December 31, 2007 were $27.4 million compared to $21.8 million for the twelve months ended December 31, 2006. The increase in sales is primarily related to the incremental increase in system sales produced by the acquisition of VCI partially offset by a decrease in sales due to the decline in memory sales. The decrease in memory sales is primarily attributable to the decline in average selling price of memory over the last twelve months.
Cost of goods sold was $21.8 million for the twelve months ended December 31, 2007, or 79.6% of sales, compared to $16.7 million, or 77% of sales, for the twelve months ended December 31, 2006. The increase in the cost of goods sold in 2007 was primarily due to the component costs associated with the sale of systems through VCI. Product costs for systems represent a larger portion of product costs as a percentage of sales. The cost of goods sold as a percentage of sales increased due to the lower margins associated with the sale of systems.
Selling, general and administrative, and depreciation and amortization expenses were $7.2 million for the twelve months ended December 31, 2007, or 26.2% of sales, versus $5.6 million, or 25.7% of sales for the comparable period in 2006. The increase relates to the acquisition of VCI and the associated operating costs and depreciation, as well as legal and accounting costs associated with the SMM Acquisition. Amortization expense increased $0.2 million for the twelve months ended December 31, 2007 due to the acquired intangibles from the acquisition of VCI. The Company also recorded bad debt expense of $124,000 for the twelve months ended December 31, 2007 compared to $10,000 for the twelve months ended December 31, 2006.
Total other expense, net for twelve months ended December 31, 2007 was $1.1 million as compared to a net expense of $0.4 million in the twelve months ended December 31, 2006. The increase in expense in 2007 was related to an increase in interest expense associated with the $8.5 million debt funding completed in September 2006.
The Company recorded income tax expense of $0.2 million during the twelve months ended December 31, 2007 compared to an income tax benefit for the twelve months ended December 31, 2007 of $0.3 million.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements.
Going Concern
     For the fiscal year ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues and control our expense. Based upon current plans, we will incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We incurred a net loss of $2.9 million for the year ended December 31, 2007 and had a working capital deficit of $1.236,754 at December 31, 2007. Our working capital at December 31, 2007 will not be sufficient to meet its objectives.
     Management recognizes that the Company must generate additional cash and plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the Company’s objectives as well as other business transactions to assure continuation of Silicon Mountain Holdings’ development and operations.
     We are not adequately capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.
Debt Financing
On September 25, 2006, SMM entered into a security and purchase agreement among SMM, VCI Systems and Laurus Master Fund, Ltd., an institutional accredited investor (the “Lender”) (as amended from time to time, the “Security and Purchase Agreement”) pursuant to which the Lender agreed to loan up to $8,500,000 to SMM and VCI Systems (the “Loan”). On August 28, 2007, following the SMM Acquisition more fully described above, we entered into a Master Security Agreement, a Joinder Agreement, a Registration Rights Agreement, and Guaranty, which are included as Exhibits to our Current Report on Form 8-K filed on September 4, 2007, among other documents (the “Loan Documents”), with Lender and certain affiliates. Pursuant to the Loan Documents, we agreed to become a party to the Security and Purchase Agreement and Stock Pledge Agreement, which were included as Exhibits to the same Current Report on Form 8-K, and certain of the debt financing documents that our wholly-owned subsidiary, SMM, had entered into with the Lender in September 2006. As a result, the Company, SMM and VCI Systems are jointly and severally liable for the amounts due under the Loan and are referred to in this “Debt Financing” section as the “Borrowers.” Silicon Mountain, SMM and VCI Systems also may be referred to as the “Companies.”
The proceeds of the Loan were used to consummate the acquisition of certain assets of VCI Vision Computers, Inc., to repay certain existing indebtedness including SMM’s credit facility existing prior to the closing of the Loan, and for general working capital purposes. All SMM debt outstanding as of the closing of the Loan and remaining outstanding following the closing of the Loan is subordinated to the Loan.

The Loan consists of a $3,500,000 secured revolving credit facility (the “Revolving Note”), a $2,515,000 secured nonconvertible term note (the “Term Note”) and a $2,500,000 secured convertible term note (the “Convertible Note”). The Revolving Note, the Term Note and the Convertible Note are referred to collectively as the “Notes.” Each of the Notes matures on September 25, 2009. The following describes the material terms of each Note and of the Loan. The Lender’s prime rate the inception of the Loan was 8.25%. On May 15, 2008, the Lender’s prime rate was 5%.
Revolving Note
The Revolving Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the Revolving Note through and including March 31, 2008, two percent (2%), and (ii) on and after April 1, 2008, five percent (5%). The Companies may elect to make interest payments due under the Revolving Note in cash or common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (ii) common stock may not be issued as an interest payment if such issuance would result in the Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock.
The Revolving Note provides for credit advances based on 90% of certain accounts receivable and 50% of inventory (with a $1,000,000 maximum credit availability based solely on inventory). The Borrowers and Laurus entered into an Overadvance Side Letter Agreement dated as of March 14, 2008 (the “Original Side Letter”) pursuant to which Laurus agreed to extend to the Companies $300,000 in excess of the amount then permissible under the Revolving Note. On April 16, 2008, the Borrowers and Laurus entered into an Amended and Restated Overadvance Side Letter Agreement (the “Amended Side Letter”) to be effective April 15, 2008, pursuant to which Laurus agreed to extend to the Companies an additional $750,000 in excess of the amount then permissible under the Revolving Note, as modified by the Original Side Letter, for an aggregate excess amount equal to $1,050,000.
A copy of the Original Side Letter was included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2008. A copy of the Amended Side Letter is included as Exhibit 10.22 to this Annual Report.
Convertible Note
The Convertible Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the Convertible Note through and including March 31, 2008, three percent (3%), and (ii) on and after April 1, 2008, five percent (5%). The Companies may elect to make interest payments due under the Convertible Note in cash or shares of our common stock, or a combination of both, so long as not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in our common stock.
We initially were required to repay the principal amount of the Convertible Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The Convertible Note was amended pursuant to the Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007 (the “Amendment”), a copy of which we included as an Exhibit to our Current Report on Form 8-K filed on November 30, 2007. As a result, we now are required to repay the principal amount of the Convertible Note in accordance with the following schedule: (1) during the period commencing November 1, 2007 and ending April 30, 2008, monthly payments of $25,000, (2) during the period commencing May 1, 2008 until maturity, monthly payments of $58,823, and (3) $1,300,000 at maturity. Pursuant to the Omnibus Amendment dated as of March 18, 2008 between the Borrowers and the Holders (the “Omnibus Amendment”), a copy of which was included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2008, $25,000 of the principal portion of each monthly payment due under the Convertible Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Convertible Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Convertible Note during those months are equal to $33,825.

If we intend to redeem the Convertible Note, we must provide the Lender 10 days notice and the Lender will have the right to convert the Convertible Note into our common stock prior to the redemption. We will have the right to force the Lender to convert the Convertible Note into our common stock if (i) a registration statement is effective covering the shares to be received upon conversion, (ii) the daily volume weighted average trading price of our common stock is at least 175% of the conversion price for at least 20 of the 30 days immediately preceding the forced conversion, and (iii) the number of shares issued pursuant to the forced conversion does not exceed 20% of the total volume of our common stock traded during the 30 trading days immediately preceding the forced conversion.
The Convertible Note originally provided for a conversion price per share of $3.69 as adjusted. Pursuant to the Omnibus Amendment, the Convertible Note currently provides for a conversion price per share of $3.69 as adjusted, except that the conversion price is $1.00 per share with respect to the first $200,000 of principal amount converted under the Convertible Note on or after March 14, 2008. Immediately upon the effectiveness of the Omnibus Amendment, the Holders converted $200,000 in the aggregate of the outstanding principal balance of the Convertible Note at the fixed per share conversion price of $1.00. As a result, upon receipt by the Holders of the common stock issuable in respect to this conversion, the principal portion of the monthly payments due and owing under the Convertible Note in the months of April 2008, May 2008, June 2008 and July 2008 will be deemed to be paid and satisfied.
Term Note
The Term Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the Term Note through and including March 31, 2008, three percent (3%), and (ii) on and after April 1, 2008, five percent (5%). The Companies may elect to make interest payments due under the Term Note in cash or our common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (ii) common stock may not be issued as an interest payment if such issuance would result in Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock.
We initially were required to repay the principal amount of the Term Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The Term Note was amended pursuant to the Amendment. As a result, we now are required to repay the principal amount of each of the Term Note in accordance with the following schedule: (1) during the period commencing November 1, 2007 and ending April 30, 2008, monthly payments of $25,000, (2) during the period commencing May 1, 2008 until maturity, monthly payments of $58,823 and (3) $1,300,000 at maturity. Pursuant to the Omnibus Amendment, the principal portion of each monthly payment due under the Term Note in the months of April 2008, May 2008, June 2008 and July 2008 has been deferred until the Term Note matures on September 25, 2009. In addition, $25,000 of the principal amount portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Term Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Term Note during those months are equal to $33,825.
General Terms of the Loan
Each Note contains early redemption penalties. Under the Notes, following and during an event of default and written notice by the Lender, the Companies are obligated to pay additional interest on the Notes at an annual rate of 12% and may be required by the Lender to repay the Notes with a default payment equal to 110% of the outstanding principal amounts under the Notes, plus accrued and unpaid interest.

The interest payments, loan fees, liquidated damages, default penalties and fees to Stanford Investment Group, our investment banker, related to our loans with Laurus are detailed below:

Interest payments through December 31, 2007	$711,059
Interest payments from January 1, 2008 through September 25, 2009	350,000
Loan fees — Laurus	337,500
Loan fees — Stanford Investment Group	174,000
Possible Maximum Liquidated damages(A)	250,000
Possible Maximum Loan default penalties(B)	2,645,000

$4,467,559

(A)	The maximum amount of liquidated damages for failure of the registration statement to become effective in the prescribed time period is 10% of the initial principal amount of the Convertible Note.

(B)	The maximum penalty for default under the Convertible Note is 115% of the outstanding principal of the Convertible Note.
The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. We are obligated to pay $711,059 in aggregate interest payments from January 1, 2008 through September 30, 2009. In addition, between January 1, 2008 and September 30, 2009, we are obligated to pay $2,750,000 in aggregate principal payments. Neither the Company’s cash currently on hand ($21,993 at December 31, 2007) nor the Company’s current operations are sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to do so, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.
The amounts outstanding under the Loan are secured by a first priority lien on all the assets of the Companies and a pledge of all of SMM’s equity interests in VCI Systems and are guaranteed by a personal guaranty of Tré Cates, our CEO. In addition, all cash of the Companies is required to be deposited into blocked collateral accounts subject to security interests to secure obligations in connection with the Loan. Funds are to be swept by the Lender from such accounts on a daily basis in accordance with the terms of the Loan.
The Borrowers have agreed to certain covenants made in conjunction with the Loan that remain in effect during the term of the Loan that, among others, limit the Companies’ ability to and/or obligate the Companies as described below. The Loan documents contain certain customary obligations, covenants and events of default in addition to those identified below. Following and during an event of default and following written notice by Lender, Lender may accelerate the Loan, terminate the Security and Purchase Agreement and certain ancillary documents and may take possession of and foreclose on the collateral, which includes the Borrowers’ assets, intellectual property and pledged stock. In addition:
•	Under the Loan documents, we (and SMM and VCI Systems in some cases) agreed to:
➢	List the shares underlying the Convertible Note and warrants issued to the Holders following the SMM Acquisition on the principal trading exchange or market for Silicon Mountain’s common stock;

➢	Consummate the SMM Acquisition within 180 days of the closing of the Loan ( which subsequently was extended to August 31, 2007); and

➢	Obtain the approval of the Lender of certain corporate actions including, but not limited to, incurring and canceling certain debt, assuming certain contingent liabilities, declaring and paying dividends, acquiring any stock of another entity, making certain loans to certain persons, prepaying certain indebtedness, entering into a merger, consolidation, acquisition or other reorganization with another company, materially changing the Companies’ nature of their businesses, changing the Companies’ fiscal years, selling or disposing of any of its assets with certain exceptions, and during the period prior to the closing of the SMM Acquisition, issue or sell shares of common stock (other than shares issued under a stock option plan or certain plans approved by the board), change the jurisdiction of incorporation of SMM, change SMM’s fiscal year or amend SMM’s articles of incorporation or bylaws in a manner that adversely affects the Lender.

•	In addition to certain customary events of default, the Security and Purchase Agreement contains the following events of default:
➢	The occurrence of any default on other indebtedness or obligation of the Companies which exceeds $50,000 in the aggregate, relating to any indebtedness or contingent obligation of the Companies beyond the grace period (if any) that results in the acceleration of the indebtedness or obligation;

➢	Attachments or levies or judgments against either of the Companies in excess of $200,000;

➢	Any person or group becomes a beneficial owner, directly or indirectly, of 40% of more of the voting equity interest of SMM on a fully diluted basis; and

➢	The board of directors of SMM ceases to consist of a majority of the board in office on the closing of the Loan (or directors appointed by a majority of the board in effect immediately prior to such appointment).
The Companies have agreed to indemnify the Lender for certain losses resulting from Lender’s extending of the Loan and other related actions under the Security and Purchase Agreement. Lender has agreed to indemnify Companies and each of their officers, directors and certain other individuals for losses incurred as a result of any misrepresentation by Lender and for any breach or default by Lender.
Lender has also granted to us an irrevocable proxy, which continues until the Loan is paid in full, to allow us to vote all shares of common stock of Silicon Mountain owned by Lender.
The Security and Purchase Agreement was amended on March 19, 2006 to amend the date by which SMM was required to consummate the SMM Acquisition from March 31, 2007 to July 31, 2007. Subsequently, SMM and Lender agreed to extend such date from July 31, 2007 to August 31, 2007.
Issuance of Securities as Part of Debt Facility
Pursuant to the Loan Documents and as a result of the SMM Acquisition, we issued to the Lender two warrants to purchase shares of our common stock in exchange for two warrants previously issued by SMM to the Lender. We issued to the Lender one warrant exercisable for 1,990,000 shares of our common stock at $.01 per share, which is equivalent to approximately 20% of our outstanding stock on a fully diluted basis. The Lender has agreed that it will not exercise that portion of either warrant which would cause the Lender to beneficially own more than 9.99% of our common stock at any time unless the Lender gives a 61-day notice to waive this restriction or unless there is an event of default under the financing documents by any of the Borrowers. The shares received by the Lender on exercise of either warrant and in connection with the financing cannot be sold, unless there is an event of default as contemplated by the Loan Documents, until August 27, 2008, the one year anniversary of the SMM Acquisition (more fully described below). Thereafter, during any month, sales of these shares cannot exceed 25% of the trailing monthly dollar volume of the stock. The Lender also is prohibited from entering into short sales of our stock or warrants while any amount under any Note remains outstanding. The second warrant is exercisable for 18,312 shares of our common stock at $.01 per share on substantially the same terms as the first warrant.
In conjunction with the Amendment, the Company issued a warrant to each Holder to purchase (i) in respect to Laurus, 101 shares of our common stock, (ii) in respect to Valens Offshore, 8,636 shares of our common stock, (iii) in respect to Valens U.S., 5,587 shares of our common stock, and (iv) in respect to PSource, 55,677 shares of our common stock, for an aggregate of 175,001 shares of our common stock, which is equivalent to approximately 1.6% of our outstanding common stock on a fully diluted basis. Each warrant is exercisable at $.01 per share. A form of warrant was included as Exhibit 10.2 to our Form 8-K filed on March 20, 2008. The Lender has agreed it will not exercise that portion of either warrant which would cause the Lender to beneficially own more than 9.99% of our common stock at any time unless the Lender gives a 61-day notice to waive (which waiver may not be utilized in certain circumstances) this restriction or unless there is an event of default under the financing documents by any of the Companies. The shares received by a holder of one of the foregoing warrants on exercise of its warrant cannot be sold, unless there is an event of default as contemplated by the warrant, until August 27, 2008, and thereafter during any month sales of these shares cannot exceed 25% of the trailing monthly dollar volume of the stock.

Pursuant to the terms of the Registration Rights Agreement, which was included as an Exhibit to our Current Report on Form 8-K filed on September 4, 2007, within 60 days after the closing of the SMM Acquisition, we were required to file a registration statement with the SEC to register the resale of the stock issuable upon conversion of the Convertible Note and the resale of the stock issuable upon exercise of the warrants and to have the registration statement declared effective within 180 days of the closing of the SMM Acquisition. Laurus has informed us that it will agree to extend the deadline for having the registration statement declared effective to 45 days following the date we receive a report from our independent auditors regarding our financial statements for the fiscal year ended December 31, 2007. The definitive terms of this extension have not been finalized. We are subject to liquidated damage fees of 0.5% of the original principal amount of the Convertible Note per month for each month that the filing or effectiveness of the registration statement is late in addition to certain other events. The maximum allowable amount of such damages is 10% of the original principal amount of the Convertible Note.
On March 14, 2008, as a condition to the Holders entering into the Amendment and Side Letter, we sold an aggregate of 300,000 shares of our common stock and warrants to purchase an aggregate 300,000 shares of our common stock to three individual accredited investors pursuant to Subscription Agreements, the form of which was included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 20, 2008. For each $1.00 of consideration paid, the investors received one share of our common stock and a warrant to acquire one share of our common stock. The warrants have an exercise price of $.01 per share and expire within 7 years from the date of issuance. RayneMark Investments LLC, of which Mark Crossen, a member of our Board of Directors, is the executive director and majority owner, invested $250,000, and Mickey Fain, who at the time was a member of our Board of Directors, invested $25,000. The third investor, also an accredited investor, invested $25,000. A copy of the warrants granted in these transactions was included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 20, 2008.
Pursuant to the Amended Side Letter described above, Laurus was issued a warrant to purchase up to 25% (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share. A form of the warrant is included as Exhibit 10.23 to this Annual Report on Form 10-KSB In addition, pursuant to the Tag-Along Rights Side Letter Agreement between us, SMM and Laurus dated as of April 24, 2008 and included as Exhibit 10.24 to this Annual Report on Form 10-KSB, Laurus is entitled to certain tag-along rights, which, among other things, give Laurus the right to include the sale of Laurus’ shares of SMM in any sale of our shares or of shares of SMM. Laurus may exercise the warrant only in the event:
•	of any sale or transfer of SMM’s common stock or the common stock of the Company, or any merger, consolidation, share exchange, or combination of SMM or the Company with or into another entity, which in each case results in the holders of the voting securities of SMM or of the Company outstanding immediately prior thereto owning immediately thereafter less than a majority of the voting securities of SMM, the Company or the surviving entity, as the case may be, outstanding immediately after such sale, transfer, merger, consolidation, share exchange, or combination;

•	of a sale of all or substantially all of the assets of SMM or the Company, including, without limitation, equity in subsidiaries held by SMM and/or the Company; or

•	of either of the following, which respectively constitute an “Event of Default” arising under Section 19(a) and 19(i) of the Security and Purchase Agreement dated as of September 25, 2006 by and among the Companies and Laurus, a copy of which was included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 4, 2007:
-	any of the Companies fails to make payment of any obligation owed to Laurus (or any corporation that directly or indirectly controls or is controlled by or is under common control with Laurus), and the failure continues for a period of five (5) business days following the date upon which any such payment is due; or

-	any of the Companies (i) applies for, consents to or suffers to exist the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) makes a general assignment for the benefit of creditors, (iii) commences a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), (iv) be adjudicated a bankrupt or insolvent, (v) files a petition seeking to take advantage of any other law providing for the relief of debtors, (vi) acquiesces to, without challenge within ten (10) days of the filing thereof, or fails to have dismissed, within ninety (90) days, any petition filed against it in any involuntary case under such bankruptcy laws, or (vii) takes any action for the purpose of effecting any of the foregoing.
Agreement with MemoryTen, Inc.
Effective as of April 25, 2008, we entered into a Release and Settlement Agreement with MemoryTen, Inc., a California corporation (“MemoryTen”), and Kenneth P. Olsen. MemoryTen sells certain computer memory products and devices to us periodically. Pursuant to the Release and Settlement Agreement, we agreed to pay to MemoryTen 89,284 shares of our common stock, together with a warrant to purchase 89,284 shares of our common stock at an exercise price of $.01 per share exercisable on or before April 24, 2010, in exchange for MemoryTen’s release of any and all claims MemoryTen or its affiliates may have against the Company and its affiliates arising from certain invoices in the aggregate amount of $89,284 for products and devices delivered to the Company by MemoryTen. At the request of MemoryTen, the warrant and 89,284 shares of our common stock were issued to Kenneth P. Olsen. A copy of the form of warrant issued pursuant to the MemoryTen Release and Settlement Agreement is included as Exhibit 10.21 to this Annual Report on Form 10-KSB.
Cash Flows
Cash Flows from Operating Activities. Net cash used in operating activities was $0.2 during the twelve months ended December 31, 2007 as compared to $0.5 million of cash flows used compared to the loss for the year ended operating activities during the twelve months ended December 31, 2006. The decrease in cash used by operations is primarily related to the increase in the net loss from the twelve months ended December 31, 2007 and December 31, 2006.
Cash Flows from Investing Activities. Net cash flows used in investing activities was $0.3 million during the twelve months ended December 31, 2007 as compared to $3.5 million during the twelve months ended December 31, 2007 and December 31, 2006. In 2007, the primary use of cash flows from investing activities was the purchase of certain assets of WidowPC. The primary use of cash from investing activities in 2006 was related to the purchase of VCI.
Cash Flows from Financing Activities. SMH generated $0.2 million of cash flows from financing activities during the twelve months ended December 31, 2007 as compared to $4.2 million of cash flows from investing activities during the twelve months ended December 31, 2006. The primary source and use of cash flow provided from financing activities in fiscal year 2007 were the Company’s borrowings and paydowns on its line of credit. The primary source of cash from financing was $8.5 million debt financing from Laurus. The debt financing was primarily used to finance the acquisition of VCI. The primary uses of cash provided by financing activities in fiscal 2006 were the purchase of VCI, financing fees and the retirement of a $0.4 million term loan from Silicon Valley Bank.
Capital Expenditures
Capital expenditures for the twelve months ended December 31, 2007 were $0.2 million as compared to $0.1 million for the twelve months ended December 31, 2006. The primary use of capital during the period ended December 31, 2007 was for infrastructure-related equipment. The primary use of capital in 2006 was primarily used to upgrade sales infrastructure, especially for the online sales system. As of December 31, 2007, contractual commitments for capital purchases were not material.
Our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:
•	our relationships with suppliers and customers;

•	the levels of promotion and advertising that will be required to sell new products and achieve and maintain a competitive position in the marketplace;

•	expansion of our business, including the opening of offices and facilities in other locations;

•	price discounts on products to our customers;

•	our pursuit of strategic transactions, including acquisitions, joint ventures and capital investments;

•	the levels of inventory and accounts receivable that we maintain; and

•	our entrance into new markets.
Assessment of Future Liquidity
Our current cash resources will not be sufficient to meet our requirements for the next 12 months. We will need to raise additional capital to support working capital expansion, to develop new or enhanced applications, services and product offerings, to respond to competitive pressures, to acquire complementary businesses or technologies or to take advantage of unanticipated opportunities. We will need to raise the additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. There is no assurance that we will be able to raise the needed amounts on reasonable terms, or at all.
Item 7. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Silicon Mountain Holdings, Inc.
Boulder, Colorado
We have audited the accompanying consolidated balance sheets of Silicon Mountain Holdings, Inc. and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silicon Mountain Holdings, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
HEIN & ASSOCIATES LLP
Denver, Colorado
May 16, 2008

SILICON MOUNTAIN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,993	$356,311
Accounts receivable, net of allowance of $74,591 and $10,034, respectively	1,898,324	1,916,440
Inventory, net of $136,000 and $10,000 obsolescence reserve	837,086	997,702
Prepaids and other current assets	161,623	524,987

Total current assets	2,919,026	3,795,440

Property and equipment, net	429,900	550,065
Note receivable	155,050	30,273
Intangible assets, net	3,237,953	2,864,690
Goodwill	191,775	858,834
Other assets	35,486	163,286

Total assets	$6,969,190	$8,262,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)
Current liabilities:
Accounts payable	$1,927,538	$1,158,008
Accrued expenses and other current liabilities	961,767	853,962
Note payable and accrued interest to related parties	181,557	165,052
Current portion of capital leases liability	11,390	26,950
Current maturities of notes payable	1,073,529	300,000

Total current liabilities	4,155,781	2,503,972

Capital lease liability, net of current portion	26,290	37,680
Revolving credit facility	1,309,995	697,396
Long-term debt, net of current maturities	3,460,486	4,322,422

Total liabilities	8,952,552	7,561,470

Commitments and Contingencies (Note 10)
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 30,000,000 authorized and 5,461,263 and 5,037,124 shares issued and outstanding, respectively	5,461	5,037
Additional paid-in capital	1,690,570	1,466,000
Accumulated deficit	(3,679,393)	(769,919)

Total Stockholders’ Equity (Deficit)	(1,983,362)	701,118

Total liabilities and Stockholders’ Equity (Deficit)	$6,969,190	$8,262,588

The accompanying notes are an integral part of these consolidated financial statements.

SILICON MOUNTAIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
Net sales	$27,431,600	$21,791,433
Cost of goods sold	21,829,662	16,738,626

Gross margin	5,601,938	5,052,807
Operating costs:
Selling expenses	2,615,089	3,003,843
General & administrative	3,786,947	2,135,324
Depreciation & amortization	808,794	454,686

Total operating costs	7,210,830	5,593,853

Loss from operations	(1,608,892)	(541,046)
Other expense
Interest expense, net	(982,426)	(338,853)
Gain on forgiveness of debt	—	49,202
Financing related fees	—	(95,014)
Miscellaneous income	(57,174)	7,000
Gain (loss) on disposal of fixed assets	(17,071)	616

Total other expense	(1,056,671)	(377,049)

Pre-tax loss	(2,665,563)	(918,095)
Income Tax (expense) Benefit	(243,911)	267,000

Net Loss	$(2,909,474)	$(651,095)

Net loss per common share — basic	$(0.56)	$(0.14)

Shares used in computing net loss per share — basic	5,191,994	4,509,513

Net loss per common share — diluted	$(0.56)	$(0.14)

Shares used in computing net loss per share — diluted	5,191,994	4,509,513

The accompanying notes are an integral part of these consolidated financial statements.

SILICON MOUNTAIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2005	4,967,207	$4,967	$617,868	$(118,824)	$504,011
Stock options issued	—	—	54,250	—	54,250
Stock options exercised	3,329	3	747	—	750
Stock issued	66,588	67	79,933	—	80,000
Warrants issued	—	—	713,202	—	713,202
Net Loss	—	—	—	(651,095)	(651,095)

Balance at December 31, 2006	5,037,124	5,037	1,466,000	(769,919)	701,118
Stock options issued	—	—	115,925	—	115,925
Warrants issued	—	—	70,955	—	70,955
Restricted shares issued	57,853	58	69,338	—	69,396
Z-axis transaction	392,000	392	(392)	—	—
Stock received on repayment of note receivable	(25,714)	(26)	(31,256)	—	(31,282)
Net Loss	—	—	—	(2,909,474)	(2,909,474)

Balance at December 31, 2007	5,461,263	$5,461	$1,690,570	$(3,679,393)	$(1,983,362)

The accompanying notes are an integral part of these consolidated financial statements.

SILICON MOUNTAIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(2,909,474)	$(651,095)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation	305,995	454,686
Amortization of loan orgination	237,144	—
Amortization of debt discount	259,249	67,080
Stock compensation expense		54,250
Bad debt expense	181,928	18,438
(Gain) loss on disposal of fixed assets	17,070	(616)
Gain on forgiveness of debt	—	(49,202)
Deferred taxes		(267,000)
Intangibles amortization	265,652	—
Inventory Obsolescence	82,000
Stock Based Compensation Expense Restricted	69,396
Stock Based Compensation Expense Warrants	70,995
Stock Based Compensation Expense Options	115,925
Laurus Warrants
Increase or decrease in assets and liabilities:
Accounts receivable	(163,812)	(507,727)
Inventory	34,616	(380,532)
Income taxes receivable	—	(51,422)
Prepaid Expenses and other current assets	487,599
Other assets		(158,214)
Accounts payable	769,529	621,914
Accrued expenses and other liabilities	124,271	379,598

Net cash used in operating activities	(51,917)	(469,842)

Cash Flows from Investing Activities:
Purchase of property and equipment	(180,556)	(115,763)
Capitalized software development costs	(22,344)	(136,544)
Proceeds from note receivable	—	205,415
Acquisition of Vision Computers, Inc.	—	(3,237,058)
Deferred costs for Z-Axis merger	—	(211,528)
Asset acquisition of WidowPC	(165,000)	—
Cash acquired in the acquisition of Z-Axis LLC	(150,000)	—

Net cash used in investing activities	(517,900)	(3,495,478)

Cash Flows from Financing Activities:
Principal payments on notes payable	(250,000)	(215,000)
Proceeds from term loan	—	5,000,000
Repayments of term loan	—	(430,556)
Proceeds from line of credit	(27,800,112)	1,614,866
Repayments of lines of credit	(27,287,663)	(1,086,616)
Proceeds from issuance of common stock	—	80,000
Payment of debt issuance costs	—	(667,014)
Repayments of capital leases	(26,950)	(35,308)
Proceeds from exercise of stock options	—	750

Net cash provided by financing activities	235,499	4,261,122

Net Increase (Decrease) in Cash and Cash Equivalents	(334,318)	295,802
Cash and Cash Equivalents — Beginning of Period	356,311	60,509

Cash and Cash Equivalents — End of Period	$21,993	$356,311

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$982,427	$200,894

Cash paid (refunded) for income taxes	$(18,230)	$19,080

Supplemental Schedule of Non-Cash Financing Activities:
Acquisition of assets with debt	$—	$42,660

Stock received for note receivable	$31,297	$—

Warrants issued in connection with loan agreement	$—	$713,202

Z=Axis transaction		—

The accompanying notes are an integral part of these consolidated financial statements.

SILICON MOUNTAIN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three years ended December 31, 2007 and 2006
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Silicon Mountain Holdings, Inc. (“Silicon Mountain,” the “Company,” the “Registrant,” “SMH,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company earns revenue from the sale of its memory, gaming computers, custom servers, workstations and storage devices, but does not separate sales of different product lines into operating segments. The accompanying audited condensed consolidated financial statements for the twelve months ended December 31, 2007 and 2006, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information. The Company disclosed in Note 1 to these audited financial statements for the year ending December 31, 2007 and 2006, those accounting policies that it considers to be significant in determining its results of operations and financial position.
On August 28, 2007, when the Company name was Z-Axis Corporation, the Company acquired all the outstanding stock of Silicon Mountain Memory, Inc. in exchange for 5,065,510 shares of our common stock. Immediately following the transaction, the former stockholders of Silicon Mountain Memory owned more than 90% of outstanding common stock and the Company changed its name to Silicon Mountain Holdings, Inc. The financial statements referred to in these financial statements for comparison of the prior year’s results are the financial statements of Silicon Mountain Memory, Inc. Following the transaction, the Company’s fiscal year end changed from March 31 to December 31.
Results for the twelve months ended December 31, 2006 reflect the results of the acquisition of Visionman Computers, Inc. (“VCI”) from September 26, 2006 to December 31, 2006. The results for the twelve months ended December 31, 2007 include the results of the combined companies.
Liquidity — The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying statements of operations, the Company has incurred net losses of $2,909,474 and $651,095 for the years ended December 31, 2007 and 2006, has a working capital of approximately deficit $1,236,000 as of December 31, 2007. These factors, among others, may indicate that the Company may be unable to continue in continue as a going concern. The Company’s financial statements do not include adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing to fund planned operations and to ultimately achieve profitable operations. Management believes that the expected cashflows from operations and the availability on our Line of Credit together will provide the necessary liquidity to support operations and any payments coming due in the next twelve months. Management has also been actively engaged in seeking alternative financing if cash flow from operations and its Line of Credit are not sufficient to support operations for the next twelve months. As of the time of this filing, we have not been able to secure the necessary financing.
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
Inventory — Inventory consists of wholesale goods held for resale. Inventory is stated at the lower of cost or market, as calculated using the first in — first out method. The Company records provisions for slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value. The Company recorded an allowance of $136,000 and $10,000 for fiscal years ended 2007 and 2006, respectively.

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method generally over a three to seven year period. Depreciation expense, including amortization of assets acquired under capital lease, for the years ended December 31, 2007 and 2006 was $305,995 and $186,175, respectively. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is credited or charged to income.
Intangible Assets — Intangible assets are comprised of loan fees, customer lists, business processes, trademarks, domain and brand names acquired in connection with the acquisitions of Super PC Memory, Inc., in January 2004 and VCI Vision Computers, Inc., in September 2006. Intangible assets are amortized over the estimated useful lives ranging from three to fifteen years.
Goodwill — In connection with the acquisition of VCI Vision Computers in September 2006, the Company recorded goodwill, resulting from the excess of the consideration paid over the fair value of assets and liabilities assumed. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill, but performs periodic reviews for impairment. No impairments were recorded for the periods presented.
Amortizable intangible assets include loan fees, customer lists, reseller relationship, and trademarks, acquired in connection with the acquisitions of SuperPC Memory, Inc. in January 2004, VCI in September 2006, and assets of WidowPC in August 2007. Intangible assets are amortized over the estimated useful lives ranging from three to fifteen years (See Note 5).
Impairment of Long-Lived Assets — SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The fair value of impaired assets is determined based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of brand names, business processes and customer lists. The Company has not recorded an impairment loss on its intangible assets for the years ended December 31, 2007 and 2006, respectively.
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
Under the provisions of SAB No. 104, the Company recognizes revenues from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally, this occurs at the time of shipment when risk of loss and title has passed to the customer.
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
Credit Risk and Concentrations — The Company sells products and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. The Company recorded an allowance for doubtful accounts of $74,591 and $10,034 as of December 31, 2007 and 2006, respectively. The Company recorded bad debt expense of $181,928 and $18,438 during the years ended December 31, 2007 and 2006, respectively, for trade receivables. The Company does not charge interest on past due balances. The Company considers all balances past due if unpaid after 30 days after invoicing.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable from the Company’s top customers accounted for 53% and 39% of total accounts receivable at December 31, 2007 and 2006, respectively.
Approximately 36% and 12% of the Company’s sales were to its largest customer during the years ended December 31, 2007 and 2006, respectively.
Research and Development Costs — Research and development costs are charged to operations in the period incurred. The amounts expensed for the years ended December 31, 2007 and 2006 were $22,042 and $327, respectively.
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
Software Development Costs — The Company’s activities include ongoing development of internal-use software used in connection with e-commerce and fulfillment activities. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally two years. Capitalized software development costs for the years ended December 31, 2007 and 2006 were $22,344 and $136,544, respectively.
Advertising Costs — The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. The Company had no amounts capitalized for direct response advertising at December 31, 2007 and 2006. Costs associated with advertising are expensed in the period incurred. Advertising expense was $685,920 and $816,332 for the years ended December 31, 2007 and 2006, respectively.
Warranty Reserve — The Company engages in extensive product quality programs and processes, which includes monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The adequacy of the reserve for warranty costs is determined by considering the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While management believes the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.
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

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company is subject to potential income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of its tax filings. Accordingly, the Company must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. It is more likely than not that the Company is going to realize its deferred tax assets and therefore has a valuation allowance against them. The Company records an additional charge in its provision for taxes in the period in which it determines that the recorded tax liability is less than the Company’s original estimate.
Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax positions. During the year ended December 31, 2007, we recognized no adjustments for uncertain tax positions.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
In December 2007, the FASB issued SFAS No.160, Non-controlling Interests in Consolidated Financial Statements, including an amendment of ARB No. 51 (“SFAS No, 160) which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of SFAS No. 160 is for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are still evaluating the effects that SFAS No. 160 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.
3. Z-Axis Acquisition of Silicon Mountain Memory, Inc.
The Stock Exchange
On August 28, 2007, the Company consummated a stock exchange (the “SMM Acquisition”) with SMM pursuant to the Stock Exchange Agreement, dated May 7, 2006. As part of the SMM Acquisition, the Company acquired all of the issued and outstanding capital stock of SMM, and in exchange the Company issued 5,065,510 shares of common stock, par value $.001 per share, to the former SMM stockholders. SMM stockholders received approximately 1.1098 shares of post-split common stock for each share of SMM common stock owned by them. The Company also exchanged warrants with the existing SMM warrant holders. Upon the consummation of the Exchange and as further described below, the board and management of SMM became the board and management of the Company.
As a result, the former SMM stockholders now hold approximately 93% of the issued and outstanding stock of the Company. Additionally, as a result of the SMM Acquisition, SMM became a wholly owned subsidiary of the Company. Copies of the Stock Exchange Agreement and other agreements entered into in conjunction with the Stock Exchange Agreement were filed as annexes to the Proxy on Schedule 14A filed by the Company with the SEC on July 24, 2007.
Immediately prior to the SMM Acquisition, the Company conducted a one-for-nine reverse split of its outstanding common stock, which resulted in the outstanding common stock being reduced from 3,825,000 shares to 425,000 post-split shares. As part of the SMM Acquisition, the Company issued common stock purchase warrants including the warrants described above (the “Company Warrants”) in exchange for all of SMM’s outstanding common stock purchase warrants (the “SMM Warrants”). The holder of each SMM Warrant to purchase one share of SMM’s common stock tendered for exchange, received Company Warrants to purchase approximately 1.1098 shares of common stock for the duration of the original exercise period of the SMM Warrant at an equivalent exercise price.
As part of the SMM Acquisition, the Company assumed SMM’s existing 2003 Equity Incentive Plan and all the outstanding vested and unvested stock options of SMM issued pursuant to the plan, as more fully described in the Proxy on Schedule 14A filed with the SEC on July 24, 2007. The number of outstanding stock options was adjusted using the same exchange ratio as described above.
Holders of 93% of SMM’s common stock prior to the Exchange and certain holders of common stock entered into lockup agreements pursuant to which they agreed, subject to certain exceptions, not to sell, sell short, grant an option to buy, or otherwise dispose of any shares of common stock for a period of twelve months following the closing of the Stock Exchange.
The LLC Sale
Prior to the closing of the SMM Acquisition, the principal business was to develop and produce video, computer-generated graphics and multimedia presentations used principally in litigation support services. Immediately prior to the SMM Acquisition, Z-Axis LLC, a Colorado limited liability company and a wholly-owned subsidiary, held all of the assets, subject to all of the liabilities. Concurrent with the closing of the SMM Acquisition, the Company sold all of the 1,000 outstanding membership interests in Z-Axis LLC to a limited liability company formed by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”) pursuant to the LLC Interest Sale Agreement dated as of June 30, 2006, between the Company and the Purchasing LLC. Mr. Treibitz and Ms. Kelso were members of the Company’s Board of Directors prior to the closing of the SMM Acquisition, and were the chief executive officer and president, respectively, prior to the closing of the SMM Acquisition. The purchase price paid by the

Purchasing LLC for the Z-Axis LLC membership interests was $300,000 payable in a combination of $60,000 cash, 33,457 post-split shares of stock of the Company that were redeemed from members of the Purchasing LLC, and a promissory note in the face amount of $150,000. As of December 31, 2007 the collectibility of the note receivable is reasonably assured.
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
4. Acquisitions:
On September 25, 2006, the Company completed its acquisition of substantially all the assets and certain liabilities of VCI Vision Computers, Inc. (VCI) for cash totaling $3,205,415 plus legal expenses of $124,084. Subsequently, a purchase price adjustment was agreed to of $92,441, resulting in a net purchase price of $3,237,058. VCI is a manufacturer of branded custom tower and rackmount servers, office and graphic workstations, and network attached storage servers. The purpose of the acquisition was to broaden the Company’s product offering. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (SFAS 141), and accordingly the Company’s consolidated financial statements from September 25, 2006, include the impact of the acquisition.
The total adjusted purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The valuation of the identifiable intangible assets acquired was prepared based on management’s estimates and assumptions. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$318,894
Inventory	397,630
Note receivable	205,415
Property and equipment	105,750
Amortizable intangible assets:
Trademarks	94,808
Customer lists	190,306
Domain names	60,803
Business processes	778,662
Vision computer brand	377,112
Goodwill	858,834

Total assets acquired	3,388,214
Accounts payable	(39,156)
Sales and warranty reserve	(112,000)

Total liabilities assumed	(151,156)

Net assets acquired	$3,237,058

On August 14, 2007, SMM purchased assets of WidowPC, Inc., a small company involved in marketing and selling gaming laptops and desktop computers. The purchase price for the assets was $165,000 paid at closing and a
During the year ended December 31, 2007, the Company adjusted the initial purchase price detailed above. The changes are disclosed in note 6.

potential 24-month earnout of up to an additional $458,000, depending upon gross margins for sales of the gaming computers during that period.
5. Property and Equipment:
Property and equipment consists of the following as of December 31:

	2007	2006
Furniture and fixtures	$92,979	$87,181
Computer equipment and software	706,314	622,253
Equipment	206,533	177,980
Leasehold improvements	45,539	45,539

	1,051,365	932,953
Less accumulated depreciation	(621,465)	(382,888)

Total	$429,900	$550,065

Included in property and equipment is equipment acquired under capital leases as follows at December 31:

	2007	2006
Equipment and computer equipment	$150,837	$150,837
Less accumulated amortization	(106,693)	(71,493)

Total	$44,144	$79,344

6. Goodwill and Intangible Assets:
In connection with the VCI acquisition on September 25, 2006, the Company recorded $191,775 of goodwill. Goodwill is accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) and intangible assets with a determinable economic life are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
Goodwill for the VCI acquisition as of December 31, 2006 included a preliminary allocation of the purchase price for VCI. In 2007, the Company recorded final adjustments to the VCI purchase price allocation which included an adjustment to goodwill and a revised valuation of the intangible assets based on the appraisal performed, and an increase to VCI’s inventory allowance. The changes in the carrying amount of goodwill are as follows:

Beginning balance as of December 31, 2006	$858,834
Reconciliation of opening balances	44,000
Adjustment of intangible purchase price allocation	(711,059)

Ending balance as of December 31, 2007	$191,775

In accordance with SFAS No. 142, goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Company’s policy. The Company has chosen the end of its fiscal month of December as the date of its annual impairment test. In accordance with SFAS No. 142, goodwill is evaluated for impairment at the reporting unit level. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) Long-lived intangible assets with determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. We determined the recoverability of long-lived assets was not impaired. The total amount of goodwill expected to be deductible for tax purposes is $191,775.
Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets:

			Purchase Price
	Useful		Allocation
	Life		Adjustments	Accumulated
	(Years)	Gross	[1]	Amortization	Net
As of December 31, 2007:
Super PC acquisition:
Customer list	15	$1,067,616	$—	$(278,714)	$788,902

WidowPC tradename	—	165,000	—	(22,915)	142,085
VCI acquisition:
Trademarks	10	94,808	1,470,192	(195,630)	1,369,370
Customer lists	3	190,306	457,444	(80,970)	566,780
Domain names	—	60,803	(60,803)	—	—
Business processes	—	778,662	(778,662)	—	—
Vision computer brand	—	377,112	(377,112)	—	—

		2,734,307	711,059	(578,229)	2,867,137

Loan fees and other miscellaneous	3	667,310	—	(296,494)	370,816

Total		$3,401,617	$711,059	$(874,723)	$3,237,953

As of December 31, 2006:
Super PC acquisition:
Customer list	15	$1,067,616	$—	$(207,542)	$860,074

VCI acquisition:
Trademarks	10	94,808	—	(3,113)	91,695
Customer lists	3	190,306	—	(24,996)	165,310
Domain names	10	60,803	—	(1,998)	58,805
Business processes	5	778,662	—	(51,136)	727,526
Vision computer brand	5	377,112	—	(24,766)	352,346

		1,501,691	—	(106,009)	1,395,682

Loan fees and other miscellaneous	3	682,712	—	(73,778)	608,934

Total		$3,252,019	$—	$(387,329)	$2,864,690

Total amortization expense for the identifiable intangible assets was $502,796 and $268,511 for the years ended December 31, 2007 and 2006, respectively. Amortization is generally computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that the annual amortization of intangible assets will be as follows:

Year	Amount
2008	$584,593
2009	481,120
2010	324,545
2011	292,452
2012	292,452
Thereafter	1,262,791

$3,237,953

7. Accrued Expenses:
Accrued expenses consist of the following at December 31:

	2007	2006
Payroll and related expenses	$6,054	$226,776
Compensated absences	111,005	81,941
Legal and professional	231,980	10,030
Interest on debt	66,800	53,906
Customer Deposits	296,467	225,524
Reserve for warranty and sales return	147,000	133,000
Other	102,461	122,785

Total	$961,767	$853,962

8. Long-term Debt and Short-term Borrowings
On September 26, 2006, the Company entered into an agreement with Laurus Master Fund, Ltd. for $8.5 million debt financing. Under the terms of the Loan Agreement, Laurus extended financing to the Company in the form of a $2.5 million term loan (the “Term Loan”), a $2.5 million convertible term loan (“Convertible Term Loan”) and a $3.5 million secured revolving credit facility (the “Revolving Credit Facility”). The Term Loan has a stated term of three (3) years and accrues interest at prime plus 3%, subject to a minimum interest rate of 9%.
The Term Loan is payable in equal monthly principal installments starting on October 1, 2007 of approximately $50,000 plus interest until the maturity date on September 25, 2009. The Convertible Term Loan has a stated term of three (3) years and accrues interest at prime plus 3%, subject to a minimum interest rate of 9%.
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
The Revolving Credit Facility has a stated term of three (3) years and accrues interest at prime plus 2% subject to a minimum interest rate of 8%, and a maturity date of September 25, 2009.
In connection with the Laurus credit facility, the Company issued warrants to purchase 1,640,000 shares of our common stock at an exercise price of $.01 each. The fair value allocated to the warrants of $713,202, calculated using the Black-Scholes model, has been treated as a debt discount and has been allocated between the line of credit, convertible note payable and non-convertible note payable to Laurus Master Fund Ltd. The debt discount was recorded as an increase in additional paid in capital. The fair value of the warrants is amortized over the life of the related debt with a monthly charge to interest expense. The total unamortized debt discount at December 31, 2007 and 2006, was $386,873 and $646,122, respectively.
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
On March 18, 2008, SMH amended the amended and restated convertible term note dated August 28, 2007. After giving effect to the amendment, with respect to the convertible note:
(A) interest now accrues under the convertible note at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the Revolving Note through and including March 31, 2008, three percent (3%), and (i) on and after April 1, 2008, five percent (5%).

(B) the Company may elect to make interest payments due under the Revolving Note in cash or shares of our common stock, par value $.001 per share (“Common Stock”), or a combination of both, so long as not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in Common Stock;
(C) the fixed conversion price is $1.00 per share with respect to the first $200,000 of principal amount converted under the convertible note on or after March 14, 2007;
(D) $25,000 of the principal portion of each monthly payment due under the convertible note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the convertible note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Company under the convertible note during those months are equal to $33,825.
Immediately upon the effectiveness of the amendment, the Laurus converted $200,000 in the aggregate of the outstanding principal balance of the convertible note at the fixed conversion price of $1.00. As a result, upon receipt by the holders of the common stock issuable in respect to this conversion, the principal portion of the monthly payments due and owing under the Convertible Note in the months of April 2008, May 2008, June 2008 and July 2008 will be deemed to be paid and satisfied.
After giving effect to the Amendment, with respect to the Term Note:
(A) interest now accrues under the term note at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the revolving note through and including March 31, 2008, three percent (3%), and (ii) on and after April 1, 2008, five percent (5%).
(B) the Company may elect to make interest payments due under the term note in cash or common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (ii) common stock may not be issued as an interest payment if such issuance would result in the Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock;
(C) the principal portion of each monthly payment due under the term note in the months of April 2008, May 2008, June 2008 and July 2008 has been deferred until the term note matures on September 25, 2008;
(D) $25,000 of the principal amount portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the term note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Company under the term note during those months are equal to $33,825.
In conjunction with the amendment, the Company issued a warrant to purchase for an aggregate of 175,001 shares of our common stock, which is equivalent to approximately 1.6% of our outstanding stock on a fully diluted basis. Each warrant is exercisable at $.01 per share. Laurus has agreed it will not exercise the warrant which would cause the it to beneficially own more than 9.99% of our common stock at any time unless the Laurus gives a 61-day notice to waive (which waiver may not be utilized in certain circumstances) this restriction or unless there is an event of default under the financing documents by the Company. The shares received by a holder on exercise of its warrant cannot be sold, unless there is an event of default as contemplated by the warrant, until August 27, 2008, and thereafter during any month sales of these shares cannot exceed 25% of the trailing monthly dollar volume of the stock.
After giving effect to the amendment, with respect to the revolving note:
(A) interest now accrues under the revolving note at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the revolving note through and including March 31, 2008, two percent (2%), and (ii) on and after April 1, 2008, five percent (5%); and
(B) the Company may elect to make interest payments due under the revolving note in cash or common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (ii) common stock may not be issued as an interest payment if such issuance would result in the Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock.
In connection with the amendment, on March 18, 2008, Laurus and the Company entered into an Overadvance Side Letter Agreement (the “side letter”). Pursuant to the side letter, Laurus agreed to extend to the Company an additional $300,000 in excess of the amount currently permissible under the revolving note. Pursuant to the side letter, the Company issued to Laurus a warrant to purchase 105,000 shares of common stock at an exercise price of $.01 per share on terms substantially the same as those of the warrants described above.
Effective as of April 15, 2008, the Company and Laurus amended and restated in its entirety the Overadvance Side Letter dated as of March 14, 2008. Subject to satisfaction of the Overadvance Conditions, the aggregate principal amount of the Overadvance as of April 15, 2008 shall be $1,050,000. In connection with making the Overadvance, from the date of the Original Overadvance Side Letter through and including September 25, 2009 (the “Period”), the Creditors hereby waive compliance with Section 3 of the Security Agreement, but solely as such provision relates to the immediate repayment requirement for Overadvances. Laurus further agrees that solely for such Period, but not thereafter, (i) the incurrence and existence of the Overadvance shall not trigger an Event of Default under Section 19(a) of the Security Agreement and (ii) during the Period, the rate of interest applicable to such Overadvances shall be as set forth in Section 5(b)(ii) of the Security Agreement (collectively, the “Overadvance Rate”). Interest shall be (i) calculated on the basis of a 360 day year and shall accrue beginning on the date hereof, and (ii) payable monthly, in arrears, commencing on April 1, 2008 and on the first business day of each consecutive calendar month thereafter through and including the expiration of the Period, whether by acceleration or otherwise. All other terms and provisions of the Security Agreement and the Ancillary Agreements shall remain in full force and effect.
The Company hereby acknowledge that all amounts outstanding under the Overadvance (together with accrued interest and fees which remain unpaid in respect thereof) on the date of expiration of the Period shall, jointly and severally, be repaid in full by the Companies on such date of expiration. The failure to make any required repayment of an Overadvance shall give rise to an immediate Event of Default.
SMH agreed to issue a twenty-five year warrant to Laurus to purchase up to 25% (on a fully diluted basis) of the outstanding shares of common stock of SMH’s subsidiary, Silicon Mountain Memory, Inc. with an exercise price of $0.01 per share, such Additional Warrant to be in form and substance satisfactory to Laurus as determined by Laurus in its sole discretion. SMH and SMM further agreed to enter into with Laurus a side letter providing Laurus with certain tag along rights relating to the shares issuable under Warrant, such side letter also to be in form and substance satisfactory to Laurus as determined by Laurus in its sole discretion. In concept, the tag along rights would require Parent to offer Laurus the right to include its shares of SMM in any sale of shares of SMM by Parent.
Schedules detailing the Company’s lines of credit, long-term and related party debt are presented below.
Lines of Credit — The Company has the following line of credit outstanding at December 31:

	2007	2006
Revolving line of credit with Laurus Master Fund, Ltd., dated September 26, 2006. Maximum loan amount of $3,500,000. The Company is obligated to make monthly interest payments calculated at prime plus 2% subject to a minimum interest rate of 8%, and a maturity date of September 25, 2009. Balance on line at December 31, 2007 and 2006 is shown net of unamortized debt discount of $170,888 and $268,544 respectively. This line of credit is collateralized by substantially all the assets of the Company	$1,309,995	$697,396

Total lines of credit	$1,309,995	$697,396

Note Payable to Related Party — Notes payable to related parties consist of the following at December 31:

	2007	2006
Note payable to Shareholder. Interest accrued at 10% with principal and accrued interest due on demand. Accrued interest payable was $81,557 and $65,052 at December 31, 2007 and 2006, respectively. The note payable is guaranteed by certain officers of the Company and is collateralized by those officers’ stock, in addition to the general assets of the Company	$100,000	$100,000

All related party notes are subordinated to the line of credit and notes payable to Laurus Master Fund, Ltd. Payments on related party notes can only be made after the debt at Laurus Master Fund, Ltd. have been repaid or after written approval by the bank.
Notes Payable —

	2007	2006
Convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 3% subject to a minimum of 9%, net of unamortized discount of $107,992 and $188,789 at December 31, 2007 and 2006, respectively	$2,267,008	$2,311,211
Non-convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 3% subject to a minimum of 9%, net of unamortized discount of $107,992 and $188,789 at December 31, 2007 and 2006, respectively	2,267,007	2,311,211

Total long-term debt	4,534,015	4,622,422
Less current maturities	(1,073,529)	(300,000)

	$3,460,486	$4,322,422

The schedule of future minimum principal payments on long-term debt after December 31, 2007 is as follows:

Year	Line of Credit		Notes Payable	Total
2008	$		$1,073,529	$1,073,529
2009		1,480,883	3,676,470	5,157,353
Less debt discount		(170,888)	(215,984)	$(386,872)

Total		$1,309,995	$4,534,015	$5,844,010

9. Related Party Transactions:
Note receivable from Officer — In 2005, the Company loaned $10,000 to an officer. In 2006, the Company loaned an additional $22,655 to the same officer for the purchase of stock. The terms of the promissory note include interest at 5% per year and payments of 50% of bonus received with the balance due by December 2008. As of December 31, 2006, the balance of this note with accrued interest was $30,273. On August 26, 2007, the loan balance of $31,282 was paid in full. The Company received 25,714 shares of its stock at a fair value of $1.22 per share for payment of the outstanding balance of the note.
Note payable to board member — The Company has a note payable to one of its board members that accrues interest at a rate of 10% with principal and accrued interest due on demand, therefore it is classified as a current liability on the balance sheet. Interest is compounded annually on the note. The note payable is guaranteed by the chief executive officer of the Company and is collateralized by his stock, in addition to the general assets of the Company. The note payable is subordinated to the Revolving Credit Facility, Term Loan, and Convertible Term Loan payable to Laurus. Payment on the related party note can only be made after the notes payable to Laurus have been repaid or after written approval by Laurus. As of December 31, 2007 and December 31, 2006, the note payable including accrued interest was $181,557 and $165,052, respectively.

Consulting fees to Board Member — Beginning in 2007, the Company entered into a consulting agreement with one of the board members. The Company paid $93,090 to the board member for the twelve months ended December 31, 2007, respectively.
Bridge Financing Agreement — On June 2, 2006, the Company entered into a bridge financing agreement with Raynemark Investments, LLC(“Raynemark”), a related party. The face amount of the note was $200,000 with an interest rate of prime plus 2%. A total of $100,000 was drawn on this facility. A total of 55,490 warrants with an exercise price of $1.00 were issued in conjunction with this note. On September 26, 2006, the Company paid off the principal of the note along with the $3,293 of accrued interest.
Sale of Z-Axis LLC —Z-Axis, transferred all of its assets and liabilities to Z-Axis LLC, its then wholly-owned subsidiary. Concurrent with the closing of the Stock Exchange, Z-Axis sold Z-Axis LLC to a limited liability company owned by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”). Mr. Treibitz and Ms. Kelso were members of Z-Axis’ board of directors, and were the chief executive officer and president, respectively, of Z-Axis prior to the closing of the Stock Exchange. The purchase price paid by the Purchasing LLC for the Z-Axis LLC membership interests was $300,000 payable in a combination of $60,000 cash, 33,457 post-split shares of stock of the Company that were redeemed from members of the Purchasing LLC, and a promissory note in the face amount of $150,000. As a result, Z-Axis no longer owns or operates a litigation support services business. As of December 31, 2007 the collectibility of the note receivable is reasonably assured.
10. Commitments and Contingencies:
Officer and Director Indemnification — As permitted or required under Colorado law, and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the officer or director acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that mitigates the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.
CAPITAL LEASE COMMITMENTS — The company has commitments under non-cancelable capital leases expiring through 2011 for various equipment. Minimum future annual lease payments for leases in excess of one year as of December 31, 2007 are as follows:

Years Ending December 31

2008	$11,474
2009	8,763
2010	10,002
2011	7,442

$37,681
Operating Leases — On January 22, 2004, the Company entered into an operating lease on office space which expired May 2008. On September 7, 2004, the lease was amended to include additional space. The lease requires minimum monthly payments of $9,066, $11,488, and $14,205 in years one, two, and three of the lease, respectively.

On June 27, 2005, the Company entered into an operating lease on office space which expired May 31, 2008. The lease requires minimum payments of $2,162 and $2,316 in years one and two, respectively.
On October 20, 2006, the Company entered into an operating lease on office space which expires October 19, 2016. The lease requires monthly minimum payments of $10,350. The lease amount increases 3% at each anniversary date.
Future minimum lease payments under noncancelable operating leases as of December 31, 2007 are as follows:

Years Ending
December 31,
2008	192,816
2009	132,416
2010	136,389
2011	140,480
2012 and thereafter	740,387

$1,342,488

Total rent expense for the years ended December 31, 2007 and 2006 was $482,086 and $309,107, respectively.
11. Stockholders’ Equity:
In 2003, our shareholders approved the 2003 Equity Incentive Plan (the “Plan”). The Plan allows for the granting of up to 2,441,557 incentive and nonqualified stock options to its officers, board members, and employees. The Plan is administered by the Compensation Committee of the Board. Options become exercisable over a period of up to ten years from the date of grant and at exercise prices as determined by the Board.
Compensation Plans — Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. The Company previously accounted for the Plan under the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from similar companies that operate within the same industry sector index. The Company calculated the historical volatility for each comparable company to come up with an expected average volatility and then adjusted the expected volatility based on factors such as historical stock transactions, major business transactions, and industry trends. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates and historical exercise behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006
Weighted-average volatility	81%	81%
Expected dividends	0%	0%
Risk-free interest rate	4.96%	4.58%
Average expected term (in years)	5.88	3.62
Compensation expense related to previously granted stock option awards which are non-vested and have not been recognized as compensation expense at December 31, 2007 is $185,265. This amount of compensation expense is expected to be recognized over the next five years.
The effect of stock-based compensation expense for the years ended December 31, 2007 and 2006 respectively on net income related to employee stock options was $115,927 and $54,250.
A summary of option activity under the Plan as of December 31, 2007 and 2006, and changes during the year then ended is presented below:

	Outstanding Options
			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Options outstanding at January 1, 2006(1)	2,347,970	$0.38
Granted (1)	561,281	0.88
Exercised (1)	(134,841)	.25
Canceled or forfeited	(3,329)	.25

Options outstanding at December 31, 2006	2,771,081	.50	5.31	$1,113,092
Granted	386,964	1.37
Canceled or forfeited	(630,921)	0.88

Options outstanding at December 31, 2007	2,527,124	$0.48	3.13	$3,780,645

Options exercisable at December 31, 2007	2,177,893	$0.36	3.18	$3,563,623

(1)	A conversion factor of 1.109798602 was applied to all SMM stock options in order to arrive at the outstanding and exercisable options for December 31, 2007. This conversion factor is due to the Z-Axis transaction (see Note 3).
The weighted average fair value of options granted during the years ended December 31, 2007 and December 31, 2006 was $280,332 and $195,075 respectively. During the years ended December 31, 2007 and December 31, 2006, (i) the total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised was $0.00 and $2,250 respectively; (ii) the fair value of options vested was $48,059 (excluding the Z-axis options acquired in the merger) and $276,899 respectively and (iii) cash received from stock options exercised was zero compared to approximately $750 for the prior year. As of December 31, 2007, shares available for grant under the Plan were 465,634.
Stock options outstanding and currently exercisable at December 31, 2007 are:

	Options Outstanding
	Weighted			Options Exercisable
	Average	Weighted			Weighted
	Remaining	Average	Number of	Number	Average
Exercise	Contractual	Exercise	Shares	of Shares	Exercise
Price Range	Life	Price	Outstanding	Exercisable	Price
$0.06	4.67	$0.06	25,000	25,000	$0.06
$0.07	4.67	$0.07	40,000	40,000	$0.07
$0.08	4.67	$0.08	10,000	10,000	$0.08
$0.13	4.67	$0.13	67,500	67,500	$0.13
$0.14	4.67	$0.14	10,000	10,000	$0.14
$0.19	4.67	$0.19	33,706	33,704	$0.19
$0.25	5.72	$0.25	356,048	356,048	$0.25
$0.27	4.67	$0.19	30,000	30,000	$0.27
$0.28	1.08	$0.28	1,015,466	1,015,466	$0.28
$0.30	4.67	$0.30	99,930	99,930	$0.30
$0.33	4.67	$0.30	47,500	47,500	$0.33
$0.35	4.67	$0.35	30,000	30,000	$0.35
$0.36	4.67	$0.36	15,070	15,070	$0.36
$0.38	4.67	$0.38	25,000	25,000	$0.38
$0.39	4.67	$0.39	10,000	10,000	$0.39
$0.49	4.67	$0.49	30,000	30,000	$0.49
$0.54	4.67	$0.54	10,000	10,000	$0.54
$0.75	4.84	$0.75	262,191	262,191	$0.75
$0.83	3.42	$0.83	48,831	48,831	$0.83
$1.00	5.83	$1.00	40,507	11,653	$1.00
$1.33	2.37	$1.33	290,375	—	$1.33
$2.00	3.95	$2.00	30,000	—	$2.00

$0.06-$2.00	3.14	$0.4	2,527,124	2,177,893	$0.36

Silicon Mountain stock options and warrants were, on completion of the exchange, converted into stock options and warrants to acquire shares of Z-Axis common stock.
All Z-Axis options held by directors and executive officers vested upon the change in control of Z-Axis that occurred on closing of the exchange. The exchange agreement provides that all options held by the Z-Axis directors, executive officers and employees, on closing of the exchange, be automatically extended so as to have a uniform expiration date that will be five years from the date of closing.
These stock option disclosures have been retroactively adjusted as if the exchange had occurred on January 1, 2006.

12. Employee Benefit Plans:
Defined Contribution Plan — Effective during 2004, the Company established a 401(k) retirement plan covering substantially all full-time employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules ($15,500 for calendar year 2007). The Company can make annual contributions to the plan at the discretion of the Board of Directors. No contributions have been made by the Company for the periods presented.
13. Income Taxes:
The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provisions for the years ended December 31, 2007 and 2006 consisted of the following:

	2007	2006
Current expense (benefit)	$911	$—
Deferred expense (benefit)	243,000	(267,000)

Total expense (benefit)	$243,911	$(267,000)

	2007	2006
Current deferred tax assets:
Inventory related	$53,000	$8,000
Accrued vacation and other compensation	43,000	47,000
Accrued warranty	57,000	54,000
Other	34,000	4,000

Total current deferred tax assets before allowance	$187,000	$113,000

Valuation allowance	(187,000)	0

Net current deferred tax asset after allowance	$—	$113,000

Long-term deferred tax assets:
Other	$29,000	$8,000
Net operating loss carryforwards	695,000	139,000
Intangible assets	47,000	0
Other	4,000	0

Total long-term deferred tax assets	775,000	147,000

Long-term deferred tax liabilities:
Property, equipment and intangible assets	(3,000)	(17,000)

Total long-term deferred tax liabilities	(3,000)	(17,000)

Net long-term deferred tax asset (liability) before allowance	$772,000	$130,000
Valuation allowance	(772,000)	0

Net long-term tax asset after allowance	$—	$130,000

The Company has an available net operating loss carryforward at December 31, 2007 totaling approximately $1,710,000 which expires in varying amounts beginning in 2015. A portion of the carryforward may be subject to an annual limitation as to its utilization due to Section 382 change in ownership rules.
14. Subsequent Events:
On February 27, 2008, the Company extended its lease for its corporate headquarters located in Boulder, CO. Terms of the lease requires minimum monthly payments of $15,174 from May 1, 2008 through May 1, 2009.
On May 9, 2008, each of Messrs. John M. Blackman, Mickey Fain and Eric A. Wittenberg resigned from the Board of Directors of the Company and any of its subsidiaries for which they were directors. Mr. Blackman had served on the Board of SMM since December 1999, and Messrs. Fain and Wittenberg had served on the Board of SMM since February 2006. Each of them had served on the Board of the Company since the date of the SMM Acquisition in August 2007. Messrs. Blackman, Fain and Wittenberg have not had any disagreements with management of the Company on any matters relating to the Company’s operations, policies or practices and will not receive any severance compensation. The Company Board of Directors is not currently looking for replacement candidates.

Equity Funding - The Company sold 300,000 shares of Common Stock and warrants to purchase an aggregate 300,000 shares of Common Stock to three individual accredited investors pursuant to Subscription Agreements. For each $1.00 of consideration paid, the investors will receive one share of Common Stock and a warrant to acquire one share of Common Stock. The warrants have an exercise price of $.01 per share and expire within 7 years from the date of issuance. RayneMark Investments LLC, of which a member of the Board of Directors of the Company, is the executive director and majority owner, invested $250,000, and another member of the Board of Directors of the Company, invested $25,000.
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
On September 27, 2007, the Board approved a change in its independent accounting firm to audit its financial statements. The Company dismissed Ehrhardt Keefe Steiner & Hottman P.C. on September 27, 2007 and appointed Hein & Associates, LLP to serve as its independent accounting firm effective September 27, 2007, to audit its financial statements for the current fiscal year.
Hein & Associates, LLP is the independent auditor for Silicon Mountain Memory, Incorporated, which became the Company’s wholly-owned subsidiary upon the consummation of the stock exchange described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2007.
There were no “disagreements” (as contemplated in Item 304(a)(1)(iv) of Regulation S-B) with Ehrhardt Keefe Steiner & Hottman P.C. at any time during the Company’s most recent two fiscal years and through September 27, 2007 regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ehrhardt Keefe Steiner & Hottman P.C. would have caused it to make reference to such disagreements in its reports.
The reports of Ehrhardt Keefe Steiner & Hottman P.C. on the Company’s financial statements for the years March 31, 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainly, audit scope or accounting principles. There are no other events (as described in Item 304(a)(1)(iv)(B)(1) through (3) of Regulation S-B and its related instructions) in context of the Company’s relationship with Ehrhardt Keefe Steiner & Hottmam P.C. during the relevant periods.
During each of the two most recent fiscal years and through September 27, 2007, neither the Company nor anyone on its behalf consulted with Hein & Associates, LLP with respect to any accounting or auditing issues involving the company. In particular, there was no discussion with the Company regarding the type of audit opinion that might be rendered on the Company’s financial statements, the application of accounting principles applied to a specified transaction or any matter that was the subject of a disagreement or event described in Item 304(a)(1)(iv) of Regulation S-B and its related instructions.
Item 8A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive and chief financial officers have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2007. These officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  The Company intends to design and install effective controls in the third quarter of 2008.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting is defined to mean a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
On May 16, 2008, the audit committee of our Board of Directors received a letter from our independent auditors identifying the following significant deficiencies to be material weaknesses:
“Based on our observations and discussions with Company personnel, it does not appear that there is an adequate level of accounting staffing to allow sufficient time for the accounting department to (i) perform a review, (ii) to adequately prepare for our annual audit, (iii) research all applicable accounting pronouncements as it relates to the Company’s financial statements and the underlying disclosures, and (iv) to timely prepare its 10-KSB along with its financial statement disclosure schedules. Inadequate levels of accounting personnel have caused the Company difficulty in filing its 10-KSB within the required time frame.”
The auditors also advised the Company of certain control deficiencies with are “less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.” The Company, through its audit committee and management, intends to analyze and address the deficiencies identified.
Management has not assessed, in accordance with the requirements of Exchange Act Rules 13a-15(c) and 15d-15(c), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 because not all of the internal control processes that management has identified have been fully documented and tested due to the cost and time involved with completing the documentation and testing.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Pursuant to Item 308T(a) of Regulation S-B under the Exchange Act, the information in this Item 8A is being furnished and shall not be deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section. Accordingly, the information in this Item 8A will not be incorporated by reference into any filing by the Company under the Securities Act, or the Exchange Act, unless specifically identified therein as being incorporated by reference.

Changes in Internal Control Over Financial Reporting
Subsequent to the date of their evaluation, as described in the previous section, there were no changes made in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Item 8B. Other Information
None
PART III
Item 9. Directors and Executive Officers of the Registrant
The following table and paragraphs provide the name and age of each current director, executive officer and significant employee of Silicon Mountain Holdings, the principal occupation of each during the past five years and, with respect to directors, the year in which the director was first elected as a director of Silicon Mountain Holdings. Information as to the stock ownership of each of our directors and all of our current executive officers as a group is provided below under “Security Ownership of Certain Beneficial Owners and Management.” There are no family relationships between any director or executive officer.

Name of Director	Age	Year of Election as Director	Position with the Company
Rudolph A. (Tré) Cates III	37	2007	Director, President and Chief Executive Officer

Mark S. Crossen	59	2007	Director

Steve King	52	2007	Chairman, Director

Chong M. Lee	48	2007	Director

Camillo Martino	46	2007	Director

P. Shaun Hanner	39	—	Chief Operating Officer

Juan Perez	41	—	Executive Vice President, Chief Financial Officer and Treasurer
Rudolph A. (Tré) Cates III, Director, President and Chief Executive Officer
Mr. Cates has been our chief executive officer, president and a member of our board of directors from August 2007 to present, chief executive officer, president and a member of SMM’s board of directors from November 1997 through the present and is one of SMM’s founders. Before founding SMM, Mr. Cates was a regional sales manager for Super PC Memory, Inc. a company engaged in the sale of memory for desktops, laptops and low-end Window/Intel type servers and attached printers. Mr. Cates holds a B.A. in philosophy from Ouachita Baptist University and a M.A. in theology from Southwestern Seminary.
Mark S. Crossen, Director
Mr. Crossen has served on our board of directors since August 2007 and on SMM’s board of directors since April 2006. From March 2002 through the present, Mr. Crossen has served as executive director of RayneMark Investments, LLC, an investment management firm. From 1998 to the present, Mr. Crossen has devoted his time to the management of RayneMark Investments, RayneMark Futures, the Crossen family charitable foundation, and the Heaven’s Hope Foundation. In 1987 Mr. Crossen founded Amrion, Inc. with his father and served as its chief executive officer and the chairman of its board of directors from 1988 through 1997. In 1997, Amrion merged with Whole Foods Market. Following the merger with Whole Foods Market, Mr. Crossen became a strategic business advisor to Whole Foods. In May 1998, Mr. Crossen resigned from this consultative position to devote his time to portfolio management and angel investing. Mr. Crossen is a University of Colorado graduate and holds a bachelor’s degree in sociology and philosophy.
Steve King, Director, Chairman of the Board
Mr. King has been a member of our board of directors from August 2007 through the present and SMM’s board of directors from April 2007 through the present. Mr. King has over 20 years of business experience and investing in high technology companies, including telecommunications, software, Internet business solutions and computer component enterprises. Since October 2006, Mr. King has been a Director and interim CEO for Transaction Wireless, a software development company specializing in mobile commerce and mobile marketing solutions. In 2005, Mr. King co-founded Pipeline Funding, LLC a private equity partnership that invests in emerging growth companies in Southern California. In 2002, Mr. King founded AtlanticXing, which assists and advises technology companies with transitioning their businesses for global markets. From 1998 through 2002, Mr. King served as VP of Business Development of Memory Corporation PLC, a UK company. During this time, Mr. King was involved with the management buyout of a division, DigMedia, of Memory Corporation PLC and relocated to the USA as its co-founder and Chief Marketing Officer. DigMedia, Inc. specialized in secure Internet broadcasting software and its clients included Microsoft and TeleDenmark. Prior to 1998, Mr. King was the founder, CEO and Deputy Chairman of Datrontech Group PLC, a leading UK technology distributor of computer and communications products. Mr. King was the CEO and Deputy Chairman during Datrontech’s initial public offering on the London Stock Exchange in 1995. Mr. King received his B.S. from Brighton Polytechnic.
Chong Man Lee, Director
Mr. Lee has been a member of our board of directors from August 2007 through the present and SMM’s board of directors from August 2000 through August 2005 and from April 2006 to the present. Mr. Lee has over 17 years’ experience in investment banking, leveraged buy-outs, mergers and acquisitions, business development, seed capital financing and structured financing. From August 2001 to the present, Mr. Lee has served as managing partner and president of Mission Capital Partners, LLC, in investment banking and strategic advisory firm. From November 2004 through the present, Mr. Lee has also served as managing partner of HyCET, LLC, an energy and carbon materials company. Since 2001, Mr. Lee has also served as managing partner of GTT, LLC, a desalinization technologies development company and since 2002, has served as managing partner of Sea Wave Technology, LLC an alternative energy development company. Mr. Lee holds a B.A. in economics from UCLA and an M.B.A. from the Harvard Business School.
Camillo Martino, Director
Mr. Martino has been a member of our board of directors from October 2007 through the present. Mr. Martino has over 20 years’ experience in the high tech industry, including various management roles focusing on the consumer electronics, communications and computing markets. From June 2007 to the present, Mr. Martino has been working as a consultant in the high tech industry. From June 2005 through June 2007, Mr. Martino was the President and Chief Executive Officer of Cornice, Inc., which developed unique storage solutions for mobile consumer applications. From August 2001 through July 2005, Mr. Martino was the Chief Operating Officer at Zoran Corporation (Nasdaq: ZRAN), a leading provider of digital solutions for applications in growing digital entertainment and digital imaging markets. While at Zoran, Mr. Martino spent approximately four years overseeing Zoran’s significant growth and dominance in the consumer electronics market, was responsible for its Global business and operations. Prior to Zoran, Mr. Martino spent nearly 14 years with National Semiconductor in its U.S., Japan and South-East Asia-Pacific operations. Mr. Martino received a B.S. in electrical engineering from Melbourne University and a graduate degree in digital communications from Monash University.
P. Shaun Hanner, Chief Operating Officer
Mr. Hanner was appointed Chief Operating Officer in August 2007, was appointed as SMM’s Chief Operating Officer in March of 2007 and is responsible for all of our operations. Prior to that, he was SMM’s chief technology officer from 2000 and as such was responsible for technical operations and product development for SMM. From

1998 to 2000, Mr. Hanner held the position of business manager within SMM. Mr. Hanner developed SMM’s Direct IntelligenceTM software, a proprietary contact management and product configuration and distribution system. He is also the chief designer and architect of SMM’s e-commerce website. Before joining SMM, he co-founded Rimrock Technologies, a custom application development and vertical market software company. He holds a B.A. degree in communications from Eastern Montana College.
Juan C. Perez, Executive Vice President, Chief Financial Officer and Treasurer
Mr. Perez has been our Chief Financial Officer, Secretary and Treasurer since August 2007 and SMM’s Chief Financial Officer, Secretary and Treasurer since June 2007. For seven years prior to joining the SMM, Mr. Perez served as the vice president, controller and principal accounting officer of Quovadx, Inc, a public company with revenues approaching $100 Million. Mr. Perez has managed external reporting functions with several public companies including Qwest, Inc. and Coors Ceramics Company. Mr. Perez started his career with Price Waterhouse in their high technology group. He received his B.A. in Accounting from the University of Colorado at Boulder and is a licensed CPA in the State of Colorado.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2007, all reporting persons complied with all applicable filing requirements.
Corporate Governance, Code of Ethics
Silicon Mountain Holdings is committed to maintaining sound corporate governance practices. These practices are essential to running our business efficiently and to maintaining our integrity in the marketplace. The board is responsible for providing effective governance oversight over the Company’s affairs. The Company’s government practices are designed to promote honesty and integrity throughout the Company. Our Board primarily adopted a Code of Conduct and Ethics, which applies to all of our employees, officers, and directors.
Board Committees
The Board currently has two standing committees: the audit committee and the compensation committee, with the following membership:

Audit	Compensation
Chong Man Lee(*)	Camillo Martino(*)
Camillo Martino	Mark Crossen
Steve King	Steve King

(*)	Chairman
Audit Committee. The audit committee oversees the accounting and financial reporting processes of Silicon Mountain Holdings and reports the financial results to the Board. This committee assists the Board in fulfilling its responsibilities for compliance with legal and regulatory requirements. This committee has responsibility for oversight of the integrity of financial statements, selection and engagement of the independent registered public accounting firm and their qualifications, independence and performance, and internal accounting and financial controls and reporting practices. This committee has the authority to obtain advice and assistance from, and receive appropriate funding from Silicon Mountain Holdings, Inc. for, outside legal, accounting or other advisors as the audit committee deems necessary to carry out its duties. This committee has adopted a Code of Ethics for Senior Financial Officers and established policies and guidelines for the pre-approval of all audit and non-audit services provided by the independent auditors.
The Board has determined that Messrs. Lee, Martino and King each qualifies as an “audit committee financial expert” as defined in the rules and regulations of the Securities and Exchange Commission and that all members of the audit committee are independent directors based upon the listing standards applicable to NASDAQ Global Market issuers.
Compensation Committee. The compensation committee, which is comprised of independent directors, reviews and approves the compensation paid to our executive officers and recommends to the Board the compensation paid to our Chief Executive Officer. This committee also provides general oversight of our compensation structure; and retains and approves the terms of the retention of any compensation consultants and other compensation experts. This committee also has the authority to make grants under our equity compensation plans and has all responsibility for the Company’s 401(k) Plan, except the responsibility for plan funding of Company contribution or the election of profit sharing Company contributions, which exceptions are the responsibility of the Board.
Item 10. Executive Compensation
Summary Compensation Table
The following table provides information concerning the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers (the “Named Executive Officers”) for the fiscal years indicated in column B of the table. For a complete understanding of the table, please read the narrative disclosures that follow the table.

Summary Compensation Table*

							H
						G	Nonqualified
					F	Non-Equity	Deferred	I
A		C	D	E	Option	Incentive Plan	Compensation	All Other	J
Name and Principal	B	Salary	Bonus	Stock	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	Awards	($)	($)	($)	($)	($)
Rudolph (Tré) A.	2007	$141,250	—	—	—	—	—	—	$141,250
Cates III, Chief	2006	100,250	$15,050	—	$33,200	—	—	—	148,500
Executive Officer[1]

Patrick Hanner,	2007	$133,750	—	—	—	—	—	—	$133,750
Chief Operating Officer[2]	2006	103,746	$15,050	—	$18,750	—	—	—	137,546

Juan Perez, Chief	2007	$73,231	—	—	$133,000	—	—	—	$206,231
Financial Officer[3]

Roger Haston,	2007	$57,209	—	—	—	—	—	—	$57,209
Former Chief	2006	98,916	15,050	—	$18,750	—	—	—	132,716
Financial Officer[3]

*	In August 2007, Alan Treibitz resigned from his position as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as well as his position as a member of our board of directors. For the twelve months ended March 31, 2007, Mr. Treibitz received as compensation $166,532 in cash and 556 post-split, post-exchange shares of our common stock. For the twelve months ended March 31, 2006, Mr. Treibitz received $163,654 of compensation comprised of $162,750 as salary and $904 as bonus.

Also in August 2007, Stephanie Kelso resigned from her position as our President, as well as her position as a member of our board of directors. For the twelve months ended March 31, 2007, Ms. Kelso received as compensation $139,854 in cash and 4,722 post-split, post-exchange shares of our common stock. For the twelve months ended March 31, 2006, Ms. Kelso received $137,258 of compensation comprised of $136,500 as salary and $758 as bonus.

[1]	Mr. Cates was appointed Chief Executive Officer of the Company in August 2007 in conjunction with the closing of the SMM Acquisition. The information set forth in the table regarding Mr. Cates reflects compensation Mr. Cates earned as Chief Executive Officer of SMM, our wholly-owned subsidiary, during its fiscal years ended December 31, 2007 and 2006.

[2]	Mr. Hanner was appointed Chief Operating Officer of the Company in August 2007 in conjunction with the closing of the SMM Acquisition. The information set forth in the table regarding Mr. Hanner reflects compensation he earned as Chief Operating Officer of SMM, our wholly-owned subsidiary, during its fiscal years ended December 31, 2007 and 2006.

[3]	Mr. Haston resigned from his position as Chief Financial Officer of SMM, our wholly-owned subsidiary, in June 2007. The information set forth in the table regarding Mr. Haston reflects compensation he earned as Chief Financial Officer of SMM during its fiscal years ended December 31, 2007 and 2006.

Except as set forth above, no cash compensation, deferred compensation, equity compensation or long term incentive plan awards were issued or granted to the Company’s management during the relevant fiscal years.
Salary (Column C)
The amounts reported in column C represent base salaries paid to each of the Named Executive Officers for the relevant fiscal year.
Bonus (Column D)
The amounts reported in column D represent the cash bonuses paid each of the Named Executive Officers for the relevant fiscal year.
Option Awards (Column F)
The amounts reported in column F represent the dollar amount of stock option awards recognized for each of the Named Executive Officers as compensation costs for financial reporting purposes (excluding forfeiture assumptions) in accordance with FAS 123(R) for the relevant fiscal years.
Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. We previously accounted for the stock options under the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from similar companies that operate within the same industry sector index. The Company calculated the historical volatility for each comparable company to come up with an expected average volatility and then adjusted the expected volatility based on factors such as historical stock transactions, major business transactions, and industry trends. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates and historical exercise behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END*
The following table provides information concerning the unexercised stock options outstanding for each of the Named Executive Officers as of December 31, 2007, as applicable.

	Option Awards					Stock Awards
J
								I	Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
			D					Awards:	Market
			Equity			G	H	Number	or Payout
			Incentive			Number	Market	of	Value of
			Plan			of	Value of	Unearned	Unearned
			Awards:			Shares	Shares	Shares,	Shares,
			Number of			or Units	or Units	Units or	Units or
	Number of Securities		Securities			of Stock	of Stock	Other	Other
	Underlying Unexercised		Underlying	E		That	That	Rights	Rights
	Options		Unexercised	Option	F	Have	Have	That	That
	(#)		Unearned	Exercise	Option	Not	Not	Have Not	Have Not
A	B	C	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Rudolph (Tré)	554,899	—	—	$0.28	01/30/2009	—	—	—	—
A. Cates III,	44,392	—	—	$0.83	02/28/2011	—	—	—	—
Chief Executive Officer[1]

Patrick Hanner,	359,527	—	—	$0.28	01/30/2009	—	—	—	—
Chief Operating	27,745	—	—	$0.75	10/27/2013	—	—	—	—
Officer[2]

Juan Perez,	—	110,980	—	$1.33	07/13/2011	—	—	—	—
Chief Financial Officer[2]

*	In August 2007, Alan Treibitz resigned from his position as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as well as his position as a member of our board of directors, and Stephanie Kelso resigned from her position as our President, as well as her position as a member of our board of directors.

[1]	Mr. Cates was appointed Chief Executive Officer of the Company in August 2007 in conjunction with the closing of the SMM Acquisition. The information set forth in the table regarding Mr. Cates reflects outstanding equity awards Mr. Cates earned as Chief Executive Officer of SMM, our wholly-owned subsidiary, during its fiscal year ended December 31, 2006.

[2]	Mr. Hanner was appointed Chief Operating Officer of the Company in August 2007 in conjunction with the closing of the SMM Acquisition. The information set forth in the table regarding Mr. Hanner reflects outstanding equity awards he earned as Chief Operating Officer of SMM, our wholly-owned subsidiary, during its fiscal year ended December 31, 2006.

[3]	Mr. Haston resigned from his position as Chief Financial Officer of SMM, our wholly-owned subsidiary, in July 2007. The information set forth in the table regarding Mr. Haston reflects outstanding equity awards he earned as Chief Financial Officer of SMM during its fiscal year ended December 31, 2006.
Employment Contracts and Termination of Employment and Change-In-Control Arrangements
We do not have written employment agreements with any of our executive officers. Set forth below are the terms of the employment arrangements for each of our Named Executive Officers:
Tré Cates, our Chief Executive Officer, receives an annual base salary in an amount equal to $160,000 and is eligible to participate in our employee benefit plans. All other compensation or benefits are at the discretion of our Board of Directors.
Juan Perez was appointed SMM’s Chief Financial Officer, Secretary and Treasurer effective June 7, 2007. Pursuant to Mr. Perez’s terms of employment, we are obligated to pay him a monthly base salary of $11,666. Mr. Perez is eligible to participate in our Annual Bonus Compensation Plan, which makes Mr. Perez eligible to receive up to 35% of his base salary paid on December 31st of each year based on the performance of our business. In July 2007, Mr. Perez received from us an incentive stock option to purchase 110,980 shares of our common stock, with an exercise price equal to the fair market value of our common stock on the date of grant. The option will vest 33% on each of the first, second and third anniversaries of the grant date and have a term of ten years. Mr. Perez is also eligible to participate in our employee benefits plans.
Patrick Hanner, our Chief Operating Officer, receives an annual base salary in an amount equal to $170,000 and is eligible to participate in our employee benefit plans. All other compensation or benefits are at the discretion of our Board of Directors.

DIRECTOR COMPENSATION

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name+	($)	($)	($)	($)	($)	($)	($)
Rudolph (Tré) A. Cates III,	—	—	—	—	—	—	—
Director, Chief Executive Officer and President

Steven King,	$2,750	$7,204	—	—	—	—	$9,954
Director and Chairman of the Board[1]

John Blackman,	10,000	34,358	—	—	—	—	$44,358
Director

Mark Crossen,	—	6,650	—	—	—	—	6,650
Director

Mickey Fain,	2,000	11,638	—	—	—	—	13,638
Director[1]

Chong Man Lee,	2,500	13,300	—	—	—	—	15,800
Director

Eric A. Wittenberg,	1,500	9,975	—	—	—	—	11,475
Director[1]

Camillo Martino	625	4,988	—	—	—	—	5,613
Director

+	Prior to the closing of the SMM Acquisition, Steven H. Cohen, Alan Treibitz, Stephanie Kelso, Marilyn T. Heller, Marvin A. Davis and James E. Pacotti, Jr., were the members of our board of directors. Concurrent with the closing of the SMM Acquisition, these individuals resigned from our board of directors. For the twelve months ended March 31, 2007, we compensated board members Marvin Davis and James E.

Pacotti, Jr. $5,000 for their service on the board and $1,500 each per board meeting that they attended. Similarly, we compensated board members Steven Cohen and Marilyn Heller $2,000 for their service on the board and $500 each per board meeting that they attended. In addition, we issued to these individuals options to purchase an aggregate of 6,667 post-split, post-exchange shares of our common stock for the twelve months ended March 31, 2007. Pursuant to the terms of the SMM Acquisition Agreement, these options became fully exercisable upon the closing of the SMM Acquisition. For the twelve months ended March 31, 2007, we did not compensate board members Alan Treibitz and Stephanie Kelso for their service on the board.

Messrs. Cates, Blackman, Crossen, Fain, King, Lee and Wittenberg were appointed directors of the Company in August 2007 in conjunction with the closing of the SMM Acquisition. Prior to the closing of the SMM Acquisition, each individual was, and Messrs. Cates, Crossen, King and Lee continue to be, a director of SMM, our wholly-owned subsidiary. The information set forth in the table reflects compensation received by these individuals for SMM’s fiscal year ended December 31, 2007 for his role as director of SMM.

[1]	On May 9, 2008, Messrs. Blackman, Fain and Wittenberg resigned from the Board of Directors of the Company and any of its subsidiaries for which they were a director.
On September 27, 2007, our Board of Directors approved a plan of annual compensation for our non-employee directors, as well as members of the Board’s audit and compensation committees effective immediately. Pursuant to the plan, each member of our Board annually will receive 10,000 restricted shares of our common stock. The Chairman of our Board of Directors will receive $1,000 monthly and an annual issuance of 25,000 restricted shares of our common stock. The Chairman of the audit committee annually will receive $5,000 cash and 10,000 restricted shares of our common stock. All other audit committee members annually will receive $2,500 in cash and 5,000 restricted shares of our stock. The Chairman of the compensation committee will receive $3,000 in cash and 5,000 restricted shares of our common stock, and all other compensation committee members annually will receive $1,500 in cash and 2,500 restricted shares of our common stock. The restricted shares of our common stock issued to directors pursuant to this plan will vest on the last day of the fiscal year in which they were granted. Other than Mr. Camillo Martino, each of our non-employee directors elected to forego compensation pursuant to this plan for the fiscal year ending December 31, 2007 in lieu of compensation earned for participating on SMM’s board. On October 1, 2007, we issued to Mr. Martino, who on September 27, 2007 was appointed to serve as a member of our board of directors beginning on October 1, 2007, 3,750 restricted shares of our common stock, and will pay him $650, pursuant to this plan for his services as a director of the Company. This plan of annual compensation supersedes the plan adopted by the Board of August 10, 2007.
On August 10, 2007, SMM’s board of directors approved a plan of annual compensation for its non-employee members, as well as the members of its audit and compensation committees to be effective as of July 1, 2007. Pursuant to the plan, each non-employee member of SMM’s board of directors annually was entitled to receive 10,000 restricted shares of SMM’s common stock. The Chairman of SMM’s board of directors was entitled to receive $1,000 monthly and an annual issuance of 25,000 restricted shares of SMM’s common stock. The Chairman of the audit committee annually was entitled to receive $5,000 cash and 10,000 restricted shares of SMM’s common stock. All other audit committee members annually was entitled to receive $2,500 in cash and 5,000 restricted shares of SMM’s common stock. The Chairman of the compensation committee annually were entitled to receive $3,000 in cash and 5,000 restricted shares of SMM’s common stock, and all other compensation committee members annually were entitled to receive $1,500 in cash and 2,500 restricted shares of SMM’s common stock. The restricted shares of SMM’s common stock issued to directors pursuant to this plan vested on December 31, 2007. Following the SMM Acquisition the Directors were entitled to recieve restricted shares of the Company’s common stock. Based on the foregoing, on August 31, 2007, SMM paid its directors the following amounts:

Shares of
the Company’s
Restricted
Stock
Name	Granted
Rudolph (Tré) A. Cates III, Director, Chief Executive Officer and President	—
John Blackman, Director and Chairman of the Board[1]	12,500
Mark Crossen, Director	5,000
Mickey Fain, Director[1]	8,750
Steven King, Director	5,000
Chong Man Lee, Director	10,000
Eric A. Wittenberg, Director[1]	7,500

[1]	On May 9, 2008, Messrs. Blackman, Fain and Wittenberg resigned from the Board of Directors of the Company and any of its subsidiaries for which they were a director.
In November 2006, the SMM board of directors approved the payment of $1,000 per month to the Chairman of its board as compensation for the Chairman’s service. These payments began in November 2006. During the year ended December 31, 2006, SMM paid $2,000 in the aggregate to the Chairman of its board.
Director Independence
The Board affirmatively determines the independence of each Director and nominee for election as a Director; and has adopted the independence standards of the NASDAQ Capital Market, LLC. At this time, the Board has determined that each of the following non-employee Directors is independent and has no relationship with the Company, except as a Director and stockholder of the Company: Mark Crossen, Chong Man Lee and Camillo Martino.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of shares of Silicon Mountain Holdings common stock as of May 1, 2008, unless otherwise indicated, (i) individually by the chief executive officer and each of the other executive officers of Silicon Mountain Holdings and by each director of Silicon Mountain Holdings, (ii) by all executive officers and directors of Silicon Mountain Holdings as a group, and (iii) by each person known to Silicon Mountain Holdings to be the beneficial owner of more than five percent of the outstanding shares of Silicon Mountain Holdings common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to Silicon Mountain Holdings. The total number of shares of common stock outstanding on May 1, 2008 was 5,457,064. The business address of each of the individuals is 4755 Walnut Street, Boulder, Colorado 80301, except as otherwise noted.

	Number of Shares	Percentage of
	Beneficially	Common Stock
Beneficial Owner[1]	Owned	Outstanding
Rudolph (Tré) A. Cates III† [2]	1,467,431	17.82%
Patrick Hanner† [3]	694,318	8.40%
John Blackman [4,12]	192,827	2.30%
Mark Crossen [5]	2,301,581	27.90%
Chong Man Lee [6]	39,965	*
Eric Wittenburg [7,12]	23,860	*
Mickey Fain [8,12]	52,993	*
Steve King [9]	5,549	*
Camillo Martino[10]	3,750	*N/A
Juan Perez†	*	*

	Number of Shares	Percentage of
	Beneficially	Common Stock
Beneficial Owner[1]	Owned	Outstanding
All directors and executive officers as a group (ten persons)[11]	4,772,274	70.94%
Roger Haston	443,919	8.13%

†	Named executive officer.

*	Less than 1% of the outstanding common stock.

[1]	“Beneficial ownership” is defined in the regulations promulgated by the SEC as (A) having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer; or (B) directly or indirectly creating or using a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

[2]	Mr. Cates’ shares of common stock include currently exercisable stock options to purchase 599,291 shares at exercise prices ranging from $0.28 to $0.83 until various dates in 2009 and 2011.

[3]	Mr. Hanner’s shares of common stock include currently exercisable stock options to purchase 387,272 shares at exercise prices ranging from $0.28 to $0.75 until various dates in 2009 and 2013.

[4]	Mr. Blackman’s shares of common stock include currently exercisable stock options to purchase 61,250 shares at an exercise price of $0.28 to $0.75 until February 28, 2011.

[5]	Mr. Crossen’s shares of common stock include (a) 480,000 shares of common stock held by RayneMark Investments LLC, of which Mr. Crossen is the executive director and majority owner, (b) currently exercisable stock options to purchase 12,500 shares at $0.75 until April 20, 2011 and (c) currently exercisable warrants held by RayneMark Investments LLC to purchase 50,000 shares at an exercise price of $1.00 until June 1, 2013.

[6]	Mr. Lee’s shares of common stock include currently exercisable stock options to purchase 17,000 shares at an exercise price of $0.28 and $0.75 until April 20, 2011.

[7]	Mr. Wittenberg’s shares of common stock include currently exercisable stock options to purchase 14,000 shares at an exercise price of $0.75 until February 28, 2011.

[8]	Mr. Fain’s shares of common stock include currently exercisable stock options to purchase 14,000 shares at an exercise price of $0.75 until February 28, 2011.

[9]	Mr. King holds an option to purchase 145,000 shares of common stock with an exercise price $1.33, which is not exercisable within the next 60 days but will vest at various dates in 2008, 2009 and 2010.

[10]	On October 1, 2007, Mr. Martino was granted 3,750 restricted shares of our common stock, which vested fully on December 31, 2007.

[11]	Includes 1,093,750 shares of common stock subject to options and warrants exercisable within the next 60 days.

[12]	On May 9, 2008, Messrs. Blackman, Fain and Wittenberg resigned from the Board of Directors of the Company and any of its subsidiaries for which they were a director.

Item 12. Certain Relationships and Related Transaction
Equity Funding
As more fully discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Financing,” on March 14, 2008 RayneMark Investments LLC, of which Mark Crossen, a member of our Board of Directors, is the executive director and majority owner, invested $250,000 in the Company in exchange for 250,000 shares of our common stock and a warrant to purchase 250,000 shares of our common stock. On the same day, Mikey Fain, then a member of our Board of Directors, invested $25,000 in the Company in exchange for 25,000 shares of our common stock and a warrant to acquire 25,000 shares of our common stock. The warrants described above have an exercise price of $.01 per share and expire within 4 years from the date of issuance.
Z-AXIS — Prior to the SMM Acquisition
Prior to the SMM Acquisition, Z-Axis entered into indemnification agreements with its directors and executive officers. Prior to the SMM Acquisition, the Purchasing LLC assumed Z-Axis’ obligations under these indemnification agreements.
As more fully described in our Definitive Joint Proxy Statement, prior to the closing of the SMM Acquisition, our principal business was to develop and produce video, computer-generated graphics and multimedia presentations used principally in litigation support services. Immediately prior to the SMM Acquisition, Z-Axis LLC, a Colorado limited liability company and our then wholly-owned subsidiary, held all of our assets, subject to all of our liabilities. Concurrent with the closing of the SMM Acquisition, we sold all of the 1,000 outstanding membership interests in Z-Axis LLC to a limited liability company formed by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”) pursuant to the LLC Interest Sale Agreement dated as of June 30, 2006, between the Company and the Purchasing LLC. The LLC Interest Sale Agreement was filed as an annex to our Definitive Joint Proxy Statement on Schedule 14A filed by the Company with the Securities and Exchange Commission on July 24, 2007. Mr. Treibitz and Ms. Kelso were members of our Board of Directors prior to the closing of the SMM Acquisition, and were our chief executive officer and president, respectively, prior to the closing of the SMM Acquisition. The purchase price paid by the Purchasing LLC for the Z-Axis LLC membership interests was $300,000, payable in a combination of $60,000 cash, 33,457 post-split shares of stock of the Company, and a promissory note in the face amount of $150,000.
Between April 1, 2006 and the closing of the SMM Acquisition, Z-Axis granted as compensation to its directors and officers options to purchase an aggregate of 18,603 post-split shares of Z-Axis. All Z-Axis options held by directors and officers vested upon the change in control of Z-Axis that occurred on the closing of the SMM Acquisition. In accordance with the terms of the SMM Acquisition Agreement, all options held by Z-Axis’ directors, officers and employees at the closing of the SMM Acquisition automatically were extended on the closing of the SMM Acquisition so as to have a uniform expiration date that is five years from the date of the closing of the SMM Acquisition.
SMM — Prior to the SMM Acquisition
On February 1, 2007, SMM entered into a Professional Services Agreement with Steven King, who subsequently became a member of SMM and the Company’s board of directors, and the agreement was amended on March 24, 2007. Pursuant to the agreement, as amended, Mr. King is to provide certain business consulting services to SMM in exchange for a consulting fee of $8,000 per month plus $1,000 per month, which latter amount is to cover miscellaneous expenses and healthcare costs, and the grant of a stock option to purchase 145,000 shares of common stock, which, in accordance with the terms of the SMM Acquisition Agreement, converted into a stock option to purchase 160,921 shares of Silicon Mountain Holdings common stock, at an exercise price of $1.33 per share, vesting 20% on the first anniversary of the date of the agreement, 30% on the second anniversary and 50% on the third anniversary. The foregoing stock options were issued pursuant to the SMM stock incentive plan. SMM has also agreed to reimburse Mr. King for certain expenses incurred as a result of providing the services contemplated by the agreement. The agreement is cancellable upon 15 days notice by either party.
In June 2006, SMM borrowed $100,000 from RayneMark Investments, LLC (“RayneMark”), of which Mark Crossen, is a majority owner, pursuant to a secured promissory note (the “RayneMark Note”). Mr. Crossen is as member of the board of directors of each of Silicon Mountain Holdings and SMM. The deemed annual interest rate, based upon the value of the securities issued in consideration of the RayneMark Note, was 10.74%. On September 22, 2006, SMM issued 60,000 shares of its common stock to three accredited investors, and, on September 26, 2006, the proceeds of the issuance, together with other funds, were used to repay the outstanding balance and accrued interest under the RayneMark Note in full. In conjunction with the issuance of the note, SMM also issued to RayneMark a warrant to purchase 50,000 shares of SMM’s common stock, which, in accordance with the terms of the SMM Acquisition Agreement, converted into 55,490 shares of Silicon Mountain Holdings common stock concurrent with the SMM Acquisition, at an exercise price of $1.00 per share and which is exercisable on or before June 1, 2013.
In fiscal years 2005 and 2004, SMM had borrowings outstanding from Mark Crossen and John Blackman, both of whom are directors of Silicon Mountain Holdings and SMM, of $150,047 (the “Crossen Loan”) and $436,406, respectively. In May 2005, Mr. Blackman agreed to convert $300,000 in principal amount of borrowings into equity of SMM at a conversion price of $.50 per share of SMM common stock. Additionally, in 2004, Mr. Blackman forgave $131,269 in interest then owed to him for prior borrowings made by SMM. The balance on the Crossen Loan, together with the accrued interest as of June 30, 2006, was $152,488. The Crossen Loan is subordinated to the debt financing obtained by SMM in connection with the Vision Computing acquisition. The deemed annual interest rate based upon the value of the securities issue in consideration of the Crossen Loan is 10.47%.
In fiscal year 2005, SMM loaned $10,000 to Patrick Hanner, Silicon Mountain’s chief operating officer. During fiscal year 2006, SMM loaned an additional $22,655 to Mr. Hanner. On August 27, 2007, this loan, including accrued interest, was repaid in full in the amount of $31,280. The terms of the loan included interest of 5% per year and payments of 50% of the annual bonus received by Mr. Hanner, with the balance due in December 2008.

Item 13. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006(1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006(1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006(1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007(4)
10.15	Omnibus Amendment dated as of March 18, 2008(5)
10.16	Form of Common Stock Purchase Warrant(5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008(5)
10.18	Form of Common Stock Purchase Warrant(5)
10.19	Form of Subscription Agreement(5)
10.20	Settlement and Release Agreement dated as of April 25, 2008(6)
10.21	Form of Common Stock Purchase Warrant(6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008(6)
10.23	Form of Common Stock Purchase Warrant(6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008(6)
14.1	Code of Business Conduct and Ethics(6)
21.1	Subsidiaries of Registrant (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Filed herewith.

Item 14. Principal Accountant Fees and Services
Audit Fees
The Company paid $141,037 for Audit fees for the fiscal year ended December 31, 2007 for professional services rendered by our principal accountant for the audit of our annual financial statements. For the fiscal year ended December 31, 2006, SMM paid $57,798 for audit fees.
Audit-Related Fees, Tax Fee and All Other Fees
The Company did not pay any audit-related, tax or other fees for the fiscal years ended December 31, 2007, March 31, 2007 and March 31, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Boulder, State of Colorado, on this 16 day of May, 2008.

SILICON MOUNTAIN HOLDINGS, INC.

By:	/s/ Rudolph (Tré) A. Cates III

Rudolph (Tré) A. Cates III,
President, Chief Executive Officer and Director

By:	/s/ Juan C. Perez

Juan C. Perez,
Chief Financial Officer and Secretary
Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement, as amended, has been signed by the following persons in the capacities and on the dates stated.

By:	/s/ Steven King

Steven King, Chairman of the Board
Date: May 16, 2008

By:	/s/ Mark Crossen

Mark Crossen, Director
Date: May 16, 2008

By:	/s/ Chong Man Lee

Chong Man Lee, Director
Date: May 16, 2008

By:	/s/ Camillo Martino

Camillo Martino, Director
Date: May 16, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006(1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006(1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006(1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007(4)
10.15	Omnibus Amendment dated as of March 18, 2008(5)
10.16	Form of Common Stock Purchase Warrant(5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008(5)
10.18	Form of Common Stock Purchase Warrant(5)
10.19	Form of Subscription Agreement(5)
10.20	Settlement and Release Agreement dated as of April 25, 2008(6)
10.21	Form of Common Stock Purchase Warrant(6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008(6)
10.23	Form of Common Stock Purchase Warrant(6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008(6)
14.1	Code of Business Conduct and Ethics(6)
21.1	Subsidiaries of Registrant (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Filed herewith.