Form 10KSB/A
period 2007-12-31
Silicon Mountain Holdings, Inc.
filed 2008-05-19
CIK 723928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1.
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
Transitional Small Business disclosure format (check one): Yes ☐ No ☑

EXPLANITORY NOTE
As a result of a miscommunication between the Registrant and its third-party financial printer, the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007 was previously inadvertently filed with a filing date of May 19, 2008. This Amendment No. 1 to Form 10-KSB (or Form 10-KSB/A) replaces and supersedes the previously filed Form 10-KSB in its entirety.
FORWARD LOOKING STATEMENTS
This Amendment No. 1 to our Annual Report on Form 10-KSB contains forward-looking statements that may be affected by matters outside our control that could cause materially different results.
Some of the information in this Amendment No. 1 to our Annual Report on Form 10-KSB contains forward-looking statements. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as, “may”, “will”, “expect”, “intend”, “project”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or similar terminology. They include statements regarding our:
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
Any of the factors listed above and other factors contained in this Amendment No. 1 could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations.
When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Amendment No. 1. Our forward-looking statements speak only as of the date made.

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
Suppliers
Primary raw materials represent more than 89% of the costs of our manufactured products. We purchase these primary raw material products from a number of suppliers. More than one source of supply is available for every product sold by us. We are continually evaluating other sources of supply against its current vendor list to identify and pursue new product sourcing opportunities. We have no long-term supply contracts. Our dependence on our suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.

Research and Development
During 2007 and 2006, $22,042 and $327, respectively, were spent on research and development activities.
Employees
We have 40 employees, 38 of whom are full time. Our employees are not represented by any collective bargaining agreements and SMH has never experienced a work stoppage. Management believes that relations with our employees are satisfactory.
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
Risk Factors
In evaluating our business, you should carefully consider the risks and uncertainties discussed in this section, in addition to the other information presented in this Amendment No. 1 to our Annual Report on Form 10-KSB. The risks and uncertainties described below may not be the only risks we face. If any of these risks and uncertainties actually occurs, our business, operating results or financial condition could be materially adversely affected and the market price of our common stock may decline.
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
For years ended December 31, 2007 and 2006, SMH reported a consolidated net loss of $2.9 million and $0.7 million, respectively. The 2007 and 2006 net loss was primarily attributable to the decrease in the average selling price of memory as a commodity, increased selling, general and administrative, and depreciation and amortization expenses, as well as interest and financing fees, incurred in connection with the acquisition of VCI Systems. We cannot assure you that SMH will return to profitability in 2008. Our operating expenses have significantly increased in order to grow SMH’s business and integrate VCI Systems’ operations. Such increases in operating expense levels may adversely affect our operating results in future periods if we are unable to realize benefits from such expenditures in the near future. If our sales growth does not continue, we may experience a loss in one or more future periods. We may not be able to timely reduce our expenses in response to any leveling off or decrease in sales, which may impact our ability to implement our business strategy and adversely affect our financial condition.
For the fiscal year ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues and control our expenses.
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

	High	Low
2007
Fourth Quarter	2.30	1.17
Third Quarter	1.40	1.26
Second Quarter	1.26	1.08
First Quarter	1.44	1.17
2006
Fourth Quarter	1.53	1.44
Third Quarter	2.70	1.53
Second Quarter	2.88	2.07
First Quarter	3.96	3.15
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
Pre-Stock Exchange Issuances
Between September 2004 and the closing of the SMM Acquisition, we made the following stock option grants to our directors and executive officers:

		Number of
	Recipient (Name,	Post-Split,
Grant Date	Title)	Post-Exchange Shares	Exercise Price
October 1, 2004	Stephanie Kelso	4,167	$0.33
July 1, 2005	Alan Treibitz	556	$0.54
July 1, 2005	Steven H. Cohen	556	$0.54
July 1, 2005	Stephanie Kelso	556	$0.49
July 1, 2005	Marilyn T. Heller	556	$0.49
July 1, 2005	Marvin A. Davis	1,111	$0.49
July 1, 2005	James E. Pacotti, Jr.	1,111	$0.49
October 1, 2005	Stephanie Kelso	1,674	$0.36
June 6, 2006	Alan Treibitz	556	$0.33
June 6, 2006	Steven H. Cohen	556	$0.33
June 6, 2006	Stephanie Kelso	556	$0.30
June 6, 2006	Marilyn T. Heller	556	$0.30
June 6,2006	Marvin A. Davis	1,111	$0.30
June 6, 2006	James E. Pacotti, Jr.	1,111	$0.30
June 6, 2006	Stephanie Kelso	2,492	$0.30
June 6, 2006	Stephanie Kelso	4,167	$0.30
April 1, 2007	Alan Treibitz	556	$0.143
April 1, 2007	Steven H. Cohen	556	$0.143
April 1, 2007	Stephanie Kelso	556	$0.13
April 1, 2007	Marilyn T. Heller	556	$0.13
April 1, 2007	Marvin A. Davis	1,111	$0.13
April 1, 2007	Stephanie Kelso	4,167	$0.13
April 1, 2007	James E. Pacotti, Jr.	1,111	$0.13
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
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included elsewhere in this Amendment No. 1. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.
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
Results of Operations
The following table sets forth financial data for the years ended December 2007 and 2006:

	2007(1)	2006(1)
	% of Revenue
Sales	100.0%	100.0%
Cost of Goods Sold	79.6	76.8

Gross Margin	20.4	23.2

Operating Costs:
Selling Expenses	9.5	13.8
General & Administrative	13.8	9.8
Depreciation & Amortization	2.9	2.1
Income (Loss) from Operations	(5.9)	(2.5)
Other Expense, Net	(3.9)	(1.7)

Pre-Tax Income (Loss)	(9.7)	(4.3)
Income Tax (Expense) Benefit	(0.9)	1.3

Net Income (Loss)	(10.6)%	(3.0)%

(1)	Columns may not add due to rounding

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
Cost of goods sold was $21.8 million for the twelve months ended December 31, 2007, or 79.6% of sales, compared to $16.7 million, or 76.8% of sales, for the twelve months ended December 31, 2006. The increase in the cost of goods sold in 2007 was primarily due to the component costs associated with the sale of systems through VCI. Product costs for systems represent a larger portion of product costs as a percentage of sales. The cost of goods sold as a percentage of sales increased due to the lower margins associated with the sale of systems.
Selling, general and administrative, and depreciation and amortization expenses were $7.2 million for the twelve months ended December 31, 2007, or 26.2% of sales, versus $5.6 million, or 25.7% of sales for the comparable period in 2006. The increase relates to the acquisition of VCI and the associated operating costs and depreciation, as well as legal and accounting costs associated with the SMM Acquisition. Amortization expense increased $0.2 million for the twelve months ended December 31, 2007 due to the acquired intangibles from the acquisition of VCI. The Company also recorded bad debt expense of $181,928 for the twelve months ended December 31, 2007 compared to $18,438 for the twelve months ended December 31, 2006.
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
Going Concern
     For the fiscal year ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues and control our expense. Based upon current plans, we will incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We incurred a net loss of $2.9 million for the year ended December 31, 2007 and had a working capital deficit of $1,236,754 at December 31, 2007. Our working capital at December 31, 2007 will not be sufficient to meet its objectives.
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

The Loan consists of a $3,500,000 secured revolving credit facility (the “Revolving Note”), a $2,500,000 secured nonconvertible term note (the “Term Note”) and a $2,500,000 secured convertible term note (the “Convertible Note”). The Revolving Note, the Term Note and the Convertible Note are referred to collectively as the “Notes.” Each of the Notes matures on September 25, 2009. The following describes the material terms of each Note and of the Loan. The Lender’s prime rate the inception of the Loan was 8.25%. On May 15, 2008, the Lender’s prime rate was 5%.
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
A copy of the Original Side Letter was included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2008. A copy of the Amended Side Letter is included as Exhibit 10.22 to this Amendment No. 1.
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
Pursuant to the Amended Side Letter described above, Laurus was issued a warrant to purchase up to 25% (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share. A form of the warrant is included as Exhibit 10.23 to this Amendment No. 1. In addition, pursuant to the Tag-Along Rights Side Letter Agreement between us, SMM and Laurus dated as of April 24, 2008 and included as Exhibit 10.24 to this Amendment No. 1, Laurus is entitled to certain tag-along rights, which, among other things, give Laurus the right to include the sale of Laurus’ shares of SMM in any sale of our shares or of shares of SMM. Laurus may exercise the warrant only in the event:
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
Agreement with MemoryTen, Inc.
Effective as of April 25, 2008, we entered into a Release and Settlement Agreement with MemoryTen, Inc., a California corporation (“MemoryTen”), and Kenneth P. Olsen. MemoryTen sells certain computer memory products and devices to us periodically. Pursuant to the Release and Settlement Agreement, we agreed to pay to MemoryTen 89,284 shares of our common stock, together with a warrant to purchase 89,284 shares of our common stock at an exercise price of $.01 per share exercisable on or before April 24, 2010, in exchange for MemoryTen’s release of any and all claims MemoryTen or its affiliates may have against the Company and its affiliates arising from certain invoices in the aggregate amount of $89,284 for products and devices delivered to the Company by MemoryTen. At the request of MemoryTen, the warrant and 89,284 shares of our common stock were issued to Kenneth P. Olsen. A copy of the form of warrant issued pursuant to the MemoryTen Release and Settlement Agreement is included as Exhibit 10.21 to this Amendment No. 1.
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

SILICON MOUNTAIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(2,909,474)	$(651,095)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation	305,995	186,177
Amortization of loan origination	237,144	69,704
Amortization of debt discount	259,249	67,080
Bad debt expense	181,928	18,438
(Gain) loss on disposal of fixed assets	17,070	(616)
Gain on forgiveness of debt	—	(49,202)
Deferred taxes		(267,000)
Intangibles amortization	265,652	198,805
Inventory Obsolescence	82,000	(18,000)
Stock Based Compensation Expense Restricted	69,396
Stock Based Compensation Expense Warrants	70,955
Stock Based Compensation Expense Options	115,925	54,250
Laurus Warrants
Increase or decrease in assets and liabilities:
Accounts receivable	(163,812)	(526,165)
Inventory	34,616	(344,094)
Income taxes receivable	—	(51,422)
Prepaid Expenses and other current assets	485,105
Other assets		(158,214)
Accounts payable	769,529	621,914
Accrued expenses and other liabilities	124,311	379,598

Net cash used in operating activities	(54,411)	(469,842)

Cash Flows from Investing Activities:
Purchase of property and equipment	(180,556)	(115,763)
Capitalized software development costs	(22,344)	(136,544)
Proceeds from note receivable	—	205,415
Acquisition of Vision Computers, Inc.	—	(3,237,058)
Deferred costs for Z-Axis merger	—	(211,528)
Asset acquisition of WidowPC	(165,000)	—
Cash acquired in the acquisition of Z-Axis LLC	(150,000)	—

Net cash used in investing activities	(517,900)	(3,495,478)

Cash Flows from Financing Activities:
Principal payments on notes payable	(250,000)	(215,000)
Proceeds from term loan	—	5,000,000
Repayments of term loan	—	(430,556)
Proceeds from line of credit	27,800,112	1,614,866
Repayments of lines of credit	(27,285,169)	(1,086,616)
Proceeds from issuance of common stock	—	80,000
Payment of debt issuance costs	—	(667,014)
Repayments of capital leases	(26,950)	(35,308)
Proceeds from exercise of stock options	—	750

Net cash provided by financing activities	237,993	4,261,122

Net Increase (Decrease) in Cash and Cash Equivalents	(334,318)	295,802
Cash and Cash Equivalents — Beginning of Period	356,311	60,509

Cash and Cash Equivalents — End of Period	$21,993	$356,311

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$982,427	$200,894

Cash paid (refunded) for income taxes	$850	$19,080

Supplemental Schedule of Non-Cash Financing Activities:
Acquisition of assets with debt	$—	$42,660

Stock received for note receivable	$31,297	$—

Warrants issued in connection with loan agreement	$—	$713,202

The accompanying notes are an integral part of these consolidated financial statements.

SILICON MOUNTAIN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006
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
Liquidity — The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying statements of operations, the Company has incurred net losses of $2,909,474 and $651,095 for the years ended December 31, 2007 and 2006, has a working capital deficit of approximately deficit $1,236,000 as of December 31, 2007. These factors, among others, may indicate that the Company may be unable to continue in continue as a going concern. The Company’s financial statements do not include adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing to fund planned operations and to ultimately achieve profitable operations. Management believes that the expected cashflows from operations and the availability on our Line of Credit together will provide the necessary liquidity to support operations and any payments coming due in the next twelve months. Management has also been actively engaged in seeking alternative financing if cash flow from operations and its Line of Credit are not sufficient to support operations for the next twelve months. As of the time of this filing, we have not been able to secure the necessary financing.
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
Revenues are reported net of sales tax collected from customers and remitted to various taxing agencies.

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

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company is subject to potential income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of its tax filings. Accordingly, the Company must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes is increased. The Company ultimately has determined that payment of these amounts is unnecessary, and therefore it reversed the liability and recognized a tax benefit during the December 31, 2007 year-end. It is more likely than not that the Company is going to realize its deferred tax assets and therefore has a valuation allowance against them. The Company records an additional charge in its provision for taxes in the period in which it determines that the recorded tax liability is less than the Company’s original estimate.
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
The tax years 2004-2007 remain open to examination by taxing jurisdictions to which the Company is subject. No Federal or State exams are ongoing or have been performed in the past three years.
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
Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets:

			Purchase Price
	Useful		Allocation
	Life		Adjustments	Accumulated
	(Years)	Gross	[1]	Amortization	Net
As of December 31, 2007:
Super PC acquisition:
Customer list	15	$1,067,616	$—	$(278,714)	$788,902
WidowPC tradename	—	165,000	—	(22,915)	142,085
VCI acquisition:
Trademarks	10	94,808	1,470,192	(195,630)	1,369,370
Customer lists	3	190,306	457,444	(80,970)	566,780
Domain names	—	60,803	(60,803)	—	—
Business processes	—	778,662	(778,662)	—	—
Vision computer brand	—	377,112	(377,112)	—	—

Total acquisitions		2,734,307	711,059	(578,229)	2,867,137
Loan fees and other miscellaneous	3	667,310	—	(296,494)	370,816

Total		$3,401,617	$711,059	$(874,723)	$3,237,953

As of December 31, 2006:
Super PC acquisition:
Customer list	15	$1,067,616	$—	$(207,542)	$860,074
VCI acquisition:
Trademarks	10	94,808	—	(3,113)	91,695
Customer lists	3	190,306	—	(24,996)	165,310
Domain names	10	60,803	—	(1,998)	58,805
Business processes	5	778,662	—	(51,136)	727,526
Vision computer brand	5	377,112	—	(24,766)	352,346

Total acquisitions		2,569,307	—	(313,551)	2,255,756
Loan fees and other miscellaneous	3	682,712	—	(73,778)	608,934

Total		$3,252,019	$—	$(387,329)	$2,864,690

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
Registration Rights
Pursuant to the terms of the Registration Rights Agreement, within 60 days after the closing of the SMM Acquisition, we were required to file a registration statement with the SEC to register the resale of the stock issuable upon conversion of the Convertible Note and the resale of the stock issuable upon exercise of the warrants and to have the registration statement declared effective within 180 days of the closing of the SMM Acquisition. Laurus has informed us that it will agree to extend the deadline for having the registration statement declared effective to 45 days following the date we receive a report from our independent auditors regarding our financial statements for the fiscal year ended December 31, 2007. The definitive terms of this extension have not been finalized. We are subject to liquidated damage fees of 0.5% of the original principal amount of the Convertible Note per month for each month that the filing or effectiveness of the registration statement is late in addition to certain other events. The maximum allowable amount of such damages is 10% of the original principal amount of the Convertible Note. FASB Staff Position (“FSB”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements “specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. At this time, management does not believe they will be subject to liquidated damages under this agreement.
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
The effect of stock-based compensation expense for the years ended December 31, 2007 and 2006 respectively on net income related to employee stock options was $115,925 and $54,250.
A summary of option activity under the Plan as of December 31, 2007 and 2006, and changes during the year then ended is presented below:

	Outstanding Options
			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Options outstanding at January 1, 2006(1)	2,347,970	$0.38
Granted (1)	561,281	0.88
Exercised (1)	(3,329)	.25
Canceled or forfeited	(134,841)	.47

Options outstanding at December 31, 2006	2,771,081	.50	5.31	$1,113,092
Granted	386,964	1.37
Canceled or forfeited	(630,921)	0.88

Options outstanding at December 31, 2007	2,527,124	$0.48	3.13	$3,780,645

Options exercisable at December 31, 2007	2,177,893	$0.36	3.18	$3,563,623

(1)	A conversion factor of 1.109798602 was applied to all SMM stock options in order to arrive at the outstanding and exercisable options for December 31, 2007. This conversion factor is due to the Z-Axis transaction (see Note 3).
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
Stock options outstanding and currently exercisable at December 31, 2007 are:

	Options Outstanding
	Weighted			Options Exercisable
	Average	Weighted			Weighted
	Remaining	Average	Number of	Number	Average
Exercise	Contractual	Exercise	Shares	of Shares	Exercise
Price Range	Life	Price	Outstanding	Exercisable	Price
$0.06	4.67	$0.06	25,000	25,000	$0.06
$0.07	4.67	$0.07	40,000	40,000	$0.07
$0.08	4.67	$0.08	10,000	10,000	$0.08
$0.13	4.67	$0.13	67,500	67,500	$0.13
$0.14	4.67	$0.14	10,000	10,000	$0.14
$0.19	4.67	$0.19	33,706	33,704	$0.19
$0.25	5.72	$0.25	356,048	356,048	$0.25
$0.27	4.67	$0.19	30,000	30,000	$0.27
$0.28	1.08	$0.28	1,015,466	1,015,466	$0.28
$0.30	4.67	$0.30	99,930	99,930	$0.30
$0.33	4.67	$0.30	47,500	47,500	$0.33
$0.35	4.67	$0.35	30,000	30,000	$0.35
$0.36	4.67	$0.36	15,070	15,070	$0.36
$0.38	4.67	$0.38	25,000	25,000	$0.38
$0.39	4.67	$0.39	10,000	10,000	$0.39
$0.49	4.67	$0.49	30,000	30,000	$0.49
$0.54	4.67	$0.54	10,000	10,000	$0.54
$0.75	4.84	$0.75	262,191	262,191	$0.75
$0.83	3.42	$0.83	48,831	48,831	$0.83
$1.00	5.83	$1.00	40,507	11,653	$1.00
$1.33	2.37	$1.33	290,375	—	$1.33
$2.00	3.95	$2.00	30,000	—	$2.00

$0.06-$2.00	3.14	$0.40	2,527,124	2,177,893	$0.36

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

	2007	2006
Current expense (benefit)	$911	$—
Deferred expense (benefit)	243,000	(267,000)

Total expense (benefit)	$243,911	$(267,000)

	2007	2006
Current deferred tax assets:
Inventory related	$53,000	$8,000
Accrued vacation and other compensation	43,000	47,000
Accrued warranty	57,000	54,000
Other	34,000	4,000

Total current deferred tax assets before allowance	$187,000	$113,000
Valuation allowance	(187,000)	0

Net current deferred tax asset after allowance	$—	$113,000

Long-term deferred tax assets:
Other	$29,000	$8,000
Net operating loss carryforwards	600,000	139,000
Intangible assets	47,000	0
Other	4,000	0

Total long-term deferred tax assets	680,000	147,000

Long-term deferred tax liabilities:
Property, equipment and intangible assets	(3,000)	(17,000)

Total long-term deferred tax liabilities	(3,000)	(17,000)

Net long-term deferred tax asset (liability) before allowance	$677,000	$130,000
Valuation allowance	(677,000)	0

Net long-term tax asset after allowance	$—	$130,000

The Company has an available net operating loss carryforward at December 31, 2007 totaling approximately $1,465,000 which expires in varying amounts beginning in 2015. A portion of the carryforward may be subject to an annual limitation as to its utilization due to Section 382 change in ownership rules.
A reconciliation of federal income taxes computed by multiplying pretax loss by the statutory rate of 35% to the provision for income taxes is as follows at December 31:

	2007	2006
Tax (benefit) expense computed at the statutory rate	$933,000	$322,000
State income tax	106,000	28,000
Valuation allowance	(864,000)	0
Effect of permanent differences	(329,000)	(78,000)
Other	(89,911)	(5,000)

Provision for income taxes (expense) benefit	($243,911)	$267,000

As of December 31, 2006, the Company determined that a valuation allowance was not necessary as management believes that it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2007, an evaluation of the allowance determined that it was more likely than not that the net operating loss asset may not be realized, and therefore a valuation allowance for the full amount was recorded.
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
This Amendment No. 1 does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Amendment No. 1.
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

DIRECTOR COMPENSATION

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name+	($)	($)	($)	($)	($)	($)	($)
Rudolph (Tré) A. Cates III,	—	—	—	—	—	—	—
Director, Chief Executive Officer and President

Steven King,	2,750	7,204	—	—	—	—	9,954
Director and Chairman of the Board[1]

John Blackman,	10,000	34,358	—	—	—	—	44,358
Director

Mark Crossen,	—	6,650	—	—	—	—	6,650
Director

Mickey Fain,	2,000	11,638	—	—	—	—	13,638
Director[1]

Chong Man Lee,	2,500	13,300	—	—	—	—	15,800
Director

Eric A. Wittenberg,	1,500	9,975	—	—	—	—	11,475
Director[1]

Camillo Martino	625	4,988	—	—	—	—	5,613
Director

+	Prior to the closing of the SMM Acquisition, Steven H. Cohen, Alan Treibitz, Stephanie Kelso, Marilyn T. Heller, Marvin A. Davis and James E. Pacotti, Jr., were the members of our board of directors. Concurrent with the closing of the SMM Acquisition, these individuals resigned from our board of directors. For the twelve months ended March 31, 2007, we compensated board members Marvin Davis and James E.

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

Item 14. Principal Accountant Fees and Services
Audit Fees
The Company paid $183,000 for Audit fees for the fiscal year ended December 31, 2007 for professional services rendered by our principal accountant for the audit of our annual financial statements. For the fiscal year ended December 31, 2006, SMM paid $130,000 for audit fees.
Audit-Related Fees, Tax Fee and All Other Fees
The Company did not pay any audit-related, tax or other fees for the fiscal years ended December 31, 2007, March 31, 2007 and March 31, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Boulder, State of Colorado, on this 19th day of May, 2008.

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

By:	/s/ Steven King

Steven King, Chairman of the Board
Date: May 19, 2008

By:	/s/ Mark Crossen

Mark Crossen, Director
Date: May 19, 2008

By:	/s/ Chong Man Lee

Chong Man Lee, Director
Date: May 19, 2008

By:	/s/ Camillo Martino

Camillo Martino, Director
Date: May 19, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006(1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006(1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006(1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007(4)
10.15	Omnibus Amendment dated as of March 18, 2008(5)
10.16	Form of Common Stock Purchase Warrant(5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008(5)
10.18	Form of Common Stock Purchase Warrant(5)
10.19	Form of Subscription Agreement(5)
10.20	Settlement and Release Agreement dated as of April 25, 2008(6)
10.21	Form of Common Stock Purchase Warrant(6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008(6)
10.23	Form of Common Stock Purchase Warrant(6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008(6)
14.1	Code of Business Conduct and Ethics(6)
21.1	Subsidiaries of Registrant (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Filed herewith.