Form 10-Q
period 2008-03-31
Silicon Mountain Holdings, Inc.
filed 2008-05-20
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
(303) 938-1155
(Registrant’s telephone number)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 5,961,263 outstanding as of May 20, 2008.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

SILICON MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)

ASSETS
Current Assets
Cash	$148,378	$21,993
Accounts receivable, net	1,567,935	1,898,324
Inventory, net	729,375	837,086
Prepaid and other current assets	167,887	161,623

Total current assets	2,613,575	2,919,026
Property and equipment, net	378,388	429,900
Note receivable	153,796	155,050
Intangible Assets, net	3,091,809	3,237,953
Goodwill	191,775	191,775
Other assets	33,238	35,486

Total Assets	$6,462,581	$6,969,190

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,396,057	$1,927,538
Accrued expenses and other current liabilities	2,507,146	961,767
Note payable to related parties	186,083	181,557
Current portion of capital leases liability	9,391	11,390
Current maturities of notes payable	691,176	1,073,529

Total current liabilities	5,789,853	4,155,781
Capital lease liability, less current portion	24,210	26,290
Revolving credit facility	1,231,439	1,309,995
Long-term debt, less current maturities	3,530,979	3,460,486

Total Liabilities	10,576,481	8,952,552
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value; 3,000,000 authorized	—	—
Common stock, $.001 par value, respectively; 30,000,000 authorized; 5,961,263 and 5,461,263 shares issued, and outstanding, respectively	5,961	5,461
Additional Paid-in Capital	2,223,041	1,690,570
Accumulated Deficit	(6,342,902)	(3,679,393)

Total Stockholders’ Equity (Deficit)	(4,113,900)	(1,983,362)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,462,581	$6,969,190

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net sales	$4,989,496	$7,694,889
Cost of goods sold	4,334,634	6,047,881

Gross margin	654,862	1,647,008
Operating costs:
Selling expenses	654,761	684,808
General and administrative expenses	2,286,524	756,265
Depreciation and amortization	217,241	249,143

Total operating costs	3,158,526	1,690,216

Loss from operations	(2,503,664)	(43,208)

Other income (expense)
Other expense		(25,892)
Interest expense, net	(213,412)	(230,824)

Total other expense	(213,412)	(256,716)

Pre-tax loss	(2,717,076)	(299,924)
Income tax benefit (expense)	53,567	113,000

Net loss	$(2,663,509)	$(186,924)

Basic and diluted net loss per share	$(0.48)	$(0.04)

Weighted average shares — basic and diluted	5,549,175	5,037,123

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,663,509)	$(186,924)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	71,097	71,450
Amortization of loan origination	59,286	59,286
Amortization of intangibles	86,858	118,407
Amortization of debt discount	62,553	66,368
Stock based compensation expense options	32,971	30,633
Bad debt expense	3,422	599
Inventory obsolescence	(9,000)	8,500
Changes in operating assets and liabilities:
Accounts receivables	326,967	(521,826)
Inventories	116,711	140,988
Prepaid expenses and other current assets	(2,705)	(27,779)
Accounts payable	468,520	57,323
Accrued expenses and other current liabilities	1,549,905	(188,374)

Net cash provided by (used in) operating activities	103,076	(371,349)

Cash flows from investing activities:
Purchase of property and equipment	(19,584)	(82,861)

Net cash (used in) investing activities	(19,584)	(82,861)

Cash flows from financing activities:
Principal payments on notes payable	(150,000)	—
Proceeds from line of credit	5,349,072	7,501,167
Repayments on line of credit	(5,452,040)	(7,225,876)
Repayments of capital leases	(4,079)	(8,858)
Proceeds from issuance of common stock	300,000	—

Net cash provided by (used in) financing activities	42,953	266,433

Increase (decrease) in cash and cash equivalents	126,445	(187,777)

Cash and cash equivalents at beginning of period	21,933	356,311

Cash and cash equivalents at end of period	$148,378	$168,534

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$150,129	$222,873

Cash paid (received) for income taxes	$(51,367)	$0

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of note payable to common stock	$200,000	$0

See accompanying notes to condensed consolidated financial statements.

1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Silicon Mountain Holdings, Inc. (“Silicon Mountain,” the “Company,” the “Registrant,” “SMH,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company earns revenue from the sale of its custom servers, workstations and storage devices, but does not separate sales of different product lines into operating segments. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements have been omitted under SEC regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s amended 10-K/A for the year ended December 31, 2007 which was filed with the SEC on May 19, 2008. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) necessary for the fair presentation of the accompanying condensed consolidated financial statements have been made.
     The Company disclosed in Note 1 to its audited financial statements for the year ended December 31, 2007, those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to or application of the accounting policies previously identified and described in the Company’s audited financial statements set forth in our amended 10-K/A filed with the SEC on May 19, 2008.
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
     Liquidity — The accompanying condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company has incurred net losses of $2,663,509 and $2,909,474 for the three months ended March 31, 2008 and the year ended December 31, 2007, and has a working capital deficit of approximately $3,176,278 as of March 31, 2008. These factors, among others, may indicate that the Company may be unable to continue as a going concern. The Company’s financial statements do not include adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing to fund planned operations and to ultimately achieve profitable operations. Management believes that the expected cashflows from operations and the availability on our Line of Credit together will provide the necessary liquidity to support operations and any payments coming due in the next twelve months. Management has also been actively engaged in seeking alternative financing if cash flow from operations and its Line of Credit are not sufficient to support operations for the next twelve months. As of the time of this filing, we have not been able to secure the necessary financing.
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
     Inventory — Inventory consists of wholesale goods held for resale. Inventory is stated at the lower of cost or market, as calculated using the first in — first out method. The Company records provisions for slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value. The Company recorded an allowance of $127,000 and $136,000 as of March 31, 2008 and December 31, 2007, respectively.

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
     Impairment of Long-Lived Assets — SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable or at least annually in the fourth quarter. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The fair value of impaired assets is determined based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of trademarks, customer lists, and reseller relationships. The Company has not recorded an impairment loss on its intangible assets for the three months ended March 31, 2008 and 2007, respectively.
     Accrued Expenses — In the first quarter of 2008, the Company’s management decided to consolidate its Arizona operations into the California facilities. As a result, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded significant acquisition-related restructuring charges, in connection with our abandonment of certain leased facilities through our office consolidations. The lease abandonment costs were estimated to include remaining lease liabilities. The Company recorded $1,451,000 in restructuring charges in the first quarter of 2008. The consolidation of Arizona is expected to result, subsequent to its completion, in annual cost savings of between $0.6 million to $0.8 million from the elimination of redundant facilities and related expenses and employee reductions. We currently anticipate that Arizona will continue operations until June 2008 to service customer requirements.
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

     Credit Risk and Concentrations — The Company sells products and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. The Company has an allowance for doubtful accounts of $56,758 and $74,591 as of March 31, 2008 and December 31, 2007, respectively. The Company recorded bad debt expense of $3,412 and $599 for the three months ended March 31, 2008 and 2007, respectively. The Company does not charge interest on past due balances. The Company considers all balances past due if unpaid after 30 days after invoicing.
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable from largest customer accounted for 53% and 53% of total accounts receivable at March 31, 2008 and December 31, 2007, respectively.
     Approximately 43% and 32% of the Company’s sales were to its largest customer during the three months ended March 31, 2008 and 2007, respectively.
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
     Upon the adoption of FIN 48, we had no unrecognized tax positions. During the three months ended March 31, 2008, we recognized no adjustments for uncertain tax positions.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2008 and December 31, 2007.
     The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.
     Recent Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No.160, Non-controlling Interests in Consolidated Financial Statements, including an amendment of ARB No. 51 (“SFAS No. 160”) which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of SFAS No. 160 is for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. The implementation of this statement had no material impact on our financial position, cash flows and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not provide for any new fair value measurements and applies to existing pronouncements that require fair value measurement. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, which for the Company is 2008. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.
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
     As a result, immediately after the Exchange, the former SMM stockholders held approximately 93% of the issued and outstanding stock of the Company. Additionally, as a result of the Exchange, SMM became a wholly-owned subsidiary of the Company. Copies of the Exchange Agreement and other agreements entered into in conjunction with the Exchange Agreement were filed as annexes to the Proxy on Schedule 14A filed by the Company with the SEC on July 24, 2007.
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
The LLC Sale
     Prior to the closing of the Exchange, the Company’s principal business was to develop and produce video, computer-generated graphics and multimedia presentations used principally in litigation support services. Immediately prior to the Exchange, Z-Axis LLC, a Colorado limited liability company and a wholly-owned subsidiary, held all of the Company’s assets, subject to all of the Company’s liabilities. Concurrent with the closing of the Stock Exchange, the Company sold all of the 1,000 outstanding membership interests in Z-Axis LLC to a limited liability company formed by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”) pursuant to the LLC Interest Sale Agreement dated as of June 30, 2006, between the Company and the Purchasing LLC. Mr. Treibitz and Ms. Kelso were members of the Company’s Board of Directors prior to the closing of the Exchange, and were the chief executive officer and president, respectively, prior to the closing of the Exchange. The purchase price paid by the Purchasing LLC for the Z-Axis LLC membership interests was $300,000 payable in a combination of $60,000 cash, 33,457 post-split shares of stock of the Company that were redeemed from members of the Purchasing LLC, and a promissory note in the face amount of $150,000. As of March 31, 2008 the collectibility of the note receivable is reasonably assured.
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
4. Acquisitions
     On September 26, 2006, the Company acquired substantially all the assets and certain liabilities of VCI, an Arizona-based company that manufactures custom tower and rackmount servers, office and graphic workstations, and network attached storage servers. VCI was acquired to diversify product offerings. Before the VCI acquisition, the majority of the Company’s sales were in the memory sector. Pursuant to the SFAS No. 141, Business Combinations (“SFAS 141”), the transaction is being accounted for using the purchase method of accounting. The total consideration for the acquisition was $3,205,415, comprised of $3 million in cash and $0.2 million for legal expenses. Subsequently, the Company recorded a purchase price adjustment of $92,441, resulting in a net purchase price of $3,237,058. The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Visionman Computers, Inc. The acquisition generated goodwill, trademark and reseller relationship intangible assets acquired of $0.3 million, $1.6 million and $0.6 million, respectively. The useful lives of the trademark and the reseller relationship intangible assets are ten years.
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
5. Goodwill and Intangible Assets
     In accordance with SFAS 142, the Company does not amortize goodwill derived from purchase business combinations. SFAS 142 requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. A significant decline in our stock price, projected revenue, projected earnings growth or projected cash flows are examples of such circumstances. The impairment test involves the use of estimates related to the fair value of the reporting units with which the goodwill is associated. The estimate of fair value requires significant judgment, including future cash flows and discount rates. The Company did not record an impairment of its intangible assets for the three months ended March 31, 1008 and 2007, respectively.

     Intangible assets recognized in the Company’s acquisitions and asset purchases are being amortized over their estimated lives ranging from 3 to 15 years. The following table provides information relating to the Company’s intangible assets as of March 31, 2008 and December 31, 2007:

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Super PC acquisition:
Customer list	$1,067,616	($296,404)	$771,212	$1,067,616	($278,714)	$788,902
Widow PC tradename	165,000	(36,664)	128,336	165,000	(22,915)	142,085
VCI acquisition:
Trademarks	1,565,000	(234,856)	1,330,144	1,565,000	(195,630)	1,369,370
Customer list	647,750	(97,164)	550,586	647,750	(80,970)	566,780

	3,445,366	(665,088)	3,091,809	3,445,366	(578,229)	2,867,137
Loan fees and other miscellaneous	667,310	(355,779)	311,531	667,310	(296,494)	370,816

Total	$4,112,676	($1,020,867)	$3,091,809	$4,112,676	($874,723)	$3,257,953

     During the three months ended March 31, 2008 and 2007, amortization expense was $146,144 and $177,692, respectively. The estimated amortization of intangible assets for each of the next five year periods is as follows:

Remainder of 2008	$438,449
2009	481,120
2010	324,545
2011	292,452
2012	292,452
Thereafter	1,262,791

Total	$3,091,809
6. LONG-TERM DEBT AND SHORT-TERM BORROWINGS
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

We initially were required to repay the principal amount of the Convertible Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The Convertible Note was amended pursuant to the Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007 (the “Amendment”). As a result, we now are required to repay the principal amount of the Convertible Note in accordance with the following schedule: (1) during the period commencing November 1, 2007 and ending April 30, 2008, monthly payments of $25,000, (2) during the period commencing May 1, 2008 until maturity, monthly payments of $58,823, and (3) $1,300,000 at maturity. Pursuant to the Omnibus Amendment dated as of March 18, 2008 between the Borrowers and the Holders (the “Omnibus Amendment”), $25,000 of the principal portion of each monthly payment due under the Convertible Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Convertible Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Convertible Note during those months are equal to $33,825.
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
The interest payments, loan fees, liquidated damages, default penalties and fees to Stanford Investment Group, our investment banker, related to our loans with Laurus are detailed below:

Interest payments from April 1, 2008 through September 25, 2009	$760,335
Loan fees — Laurus	337,500
Loan fees — Stanford Investment Group	174,000
Possible Maximum Liquidated damages(A)	250,000
Possible Maximum Loan default penalties(B)	2,645,000

$4,168,835

(A)	The maximum amount of liquidated damages for failure of the registration statement to become effective in the prescribed time period is 10% of the initial principal amount of the Convertible Note.

(B)	The maximum penalty for default under the Convertible Note is 115% of the outstanding principal of the Convertible Note.
The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. We are obligated to pay $760,335 in aggregate interest payments from April 1, 2008 through September 30, 2009. In addition, between April 1, 2008 and September 30, 2009, we are obligated to pay $4,400,000 in aggregate principal payments. Neither the Company’s cash currently on hand ($148,378 at March 31, 2007) nor the Company’s current operations are sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to do so, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.
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

Pursuant to the terms of the Registration Rights Agreement within 60 days after the closing of the SMM Acquisition, we were required to file a registration statement with the SEC to register the resale of the stock issuable upon conversion of the Convertible Note and the resale of the stock issuable upon exercise of the warrants and to have the registration statement declared effective within 180 days of the closing of the SMM Acquisition. Laurus has informed us that it will agree to extend the deadline for having the registration statement declared effective to 45 days following the date we receive a report from our independent auditors regarding our financial statements for the fiscal year ended December 31, 2007. The definitive terms of this extension have not been finalized. We are subject to liquidated damage fees of 0.5% of the original principal amount of the Convertible Note per month for each month that the filing or effectiveness of the registration statement is late in addition to certain other events. The maximum allowable amount of such damages is 10% of the original principal amount of the Convertible Note. FASB Staff Position (“FSB”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements “specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. At this time, management does not believe they will be subject to liquidated damages under this agreement.
On March 14, 2008, as a condition to the Holders entering into the Amendment and Side Letter, we sold an aggregate of 300,000 shares of our common stock and warrants to purchase an aggregate 300,000 shares of our common stock to three individual accredited investors pursuant to Subscription Agreements. For each $1.00 of consideration paid, the investors received one share of our common stock and a warrant to acquire one share of our common stock. The warrants have an exercise price of $.01 per share and expire within 7 years from the date of issuance. RayneMark Investments LLC, of which Mark Crossen, a member of our Board of Directors, is the executive director and majority owner, invested $250,000, and Mickey Fain, who at the time was a member of our Board of Directors, invested $25,000. The third investor, also an accredited investor, invested $25,000.
Pursuant to the Amended Side Letter described above, Laurus was issued a warrant to purchase up to 25% (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share. In addition, pursuant to the Tag-Along Rights Side Letter Agreement between us, SMM and Laurus dated as of April 24, 2008, Laurus is entitled to certain tag-along rights, which, among other things, give Laurus the right to include the sale of Laurus’ shares of SMM in any sale of our shares or of shares of SMM. Laurus may exercise the warrant only in the event:
•	of any sale or transfer of SMM’s common stock or the common stock of the Company, or any merger, consolidation, share exchange, or combination of SMM or the Company with or into another entity, which in each case results in the holders of the voting securities of SMM or of the Company outstanding immediately prior thereto owning immediately thereafter less than a majority of the voting securities of SMM, the Company or the surviving entity, as the case may be, outstanding immediately after such sale, transfer, merger, consolidation, share exchange, or combination;
•	of a sale of all or substantially all of the assets of SMM or the Company, including, without limitation, equity in subsidiaries held by SMM and/or the Company; or
•	of either of the following, which respectively constitute an “Event of Default” arising under Section 19(a) and 19(i) of the Security and Purchase Agreement dated as of September 25, 2006 by and among the Companies and Laurus:
-	any of the Companies fails to make payment of any obligation owed to Laurus (or any corporation that directly or indirectly controls or is controlled by or is under common control with Laurus), and the failure continues for a period of five (5) business days following the date upon which any such payment is due; or
-	any of the Companies (i) applies for, consents to or suffers to exist the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) makes a general assignment for the benefit of creditors, (iii) commences a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), (iv) be adjudicated a bankrupt or insolvent, (v) files a petition seeking to take advantage of any other law providing for the relief of debtors, (vi) acquiesces to, without challenge within ten (10) days of the filing thereof, or fails to have dismissed, within ninety (90) days, any petition filed against it in any involuntary case under such bankruptcy laws, or (vii) takes any action for the purpose of effecting any of the foregoing.
Schedules detailing the Company’s lines of credit, long-term and related party debt are presented below.
Lines of Credit — The Company has the following line of credit outstanding at:

	March 31, 2008	December 31, 2007
Revolving line of credit with Laurus Master Fund, Ltd., dated September 26, 2006. Maximum loan amount of $3,500,000. The Company is obligated to make monthly interest payments calculated at prime plus 2% subject to a minimum interest rate of 8%, and a maturity date of September 25, 2009. Balance on line at March 31, 2008 and December 31, 2007 is shown net of unamortized debt discount of $146,474 and $170,888 respectively. This line of credit is collateralized by substantially all the assets of the Company	$1,231,439	$1,309,995

Total lines of credit	$1,231,439	$1,309,995

Note Payable to Related Party — Notes payable to related parties consist of the following at:

	March 31, 2008	December 31, 2007
Note payable to Shareholder. Interest accrued at 10% with principal and accrued interest due on demand. Accrued interest payable was $86,083 and $81,557 at March 31, 2008 and December 31, 2007, respectively. The note payable is guaranteed by certain officers of the Company and is collateralized by those officers’ stock, in addition to the general assets of the Company.	$100,000	$100,000

All related party notes are subordinated to the line of credit and notes payable to Laurus Master Fund, Ltd. Payments on related party notes can only be made after the debt at Laurus Master Fund, Ltd. have been repaid or after written approval by the bank.
Notes Payable —

	March 31, 2008	December 31, 2007
Convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 3% subject to a minimum of 9%, net of unamortized discount of $88,923 and $107,992 at March 31, 2008 and December 31, 2007, respectively.	$2,011,078	$2,267,008
Non-convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 3% subject to a minimum of 9%, net of unamortized discount of $88,923 and $107,992 at March 31, 2008 and December 31, 2007, respectively	2,211,077	2,267,007

Total long-term debt	4,222,155	4,534,015
Less current maturities	(691,176)	(1,073,529)

Total lines of credit	$3,530,979	$3,460,486

The schedule of future minimum principal payments on long-term debt after March 31, 2008 is as follows:

	Line of Credit	Notes Payable	Total
Remainder of 2008	—	$691,176	$691,176
2009	1,377,913	3,502,350	4,880,263
Less debt discount	(146,474)	(177,846)	(324,320)

Total	$1,231,439	$4,015,680	$5,247,119

7. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair value.
     The Company did not grant stock options during the three months ended March 31, 2008. The following table shows the weighted average assumptions used for grants during the three months ended March 31, 2007:

March 31,
2007

Volatility	81%
Expected option term	6.64%
Risk-free interest rate	4.96%
Expected dividend yield	—
     Stock compensation expense for stock options is recognized on a graded vesting schedule over the vesting period of the award. The Company accounts for stock options as equity awards, and all options outstanding and granted during the periods presented are only dependent on service conditions. Stock compensation expense for the three months ended March 31, 2008 and 2007 was $32,971 and $30,635, respectively. Stock compensation expense was recorded as a component of operating expenses during each period presented.
     Stock option activity was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Options outstanding at January 1, 2008(1)	2,527,124	$0.48
Granted
Exercised
Canceled or Forfeited	(59,928)	0.78

Options outstanding at March 31, 2008	2,467,196	0.48

Options exercisable at March 31, 2008	2,120,184	$0.33

(1)	A conversion factor of 1.109798602 was applied to all SMM stock options due to the Z-Axis transaction (see Note 3).
8. Loss per Share
     Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since its effect would decrease the loss per share. The diluted weighted average common shares calculation for the three months ended March 31, 2008 and 2007 excludes 4,060,219 and 2,803,710 options, warrants and unvested restricted stock awards, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method.
9. Restructuring
     In the first quarter of 2008, the Company’s management decided to consolidate its Arizona operations into the California facilities. As a result, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded significant acquisition-related restructuring charges, in connection with our abandonment of certain leased facilities through our office consolidations. The lease abandonment costs were estimated to include remaining lease liabilities. The Company recorded $1,451,000 in restructuring charges in the first quarter of 2008. The elimination of Arizona operations is expected to result, subsequent to its completion, in annual cost savings of $0.6 million to $0.8 million from the elimination of redundant facilities and related expenses and employee reductions. We currently anticipate that Arizona will continue operations until June 2008 to service customer requirements.
10. Related Party Transactions
     Sale of Z-Axis LLC — As stated in note 3, Z-Axis, transferred all of its assets and liabilities to Z-Axis LLC, its then wholly-owned subsidiary. Concurrent with the closing of the Stock Exchange, Z-Axis sold Z-Axis LLC to a limited liability company owned by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”). Mr. Treibitz and Ms. Kelso were members of Z-Axis’ board of directors, and were the chief executive officer and president, respectively, of Z-Axis prior to the closing of the Stock Exchange. The purchase price paid by the Purchasing LLC for the Z-Axis LLC membership interests was $300,000, payable in a combination of $60,000 cash, 33,457 post-split shares of stock of the Company that were redeemed from members of the Purchasing LLC, and a promissory note in the face amount of $150,000. As a result, Z-Axis no longer owns or operates a litigation support services business. As of March 31, 2008 the collectibility of the note receivable is reasonably assured.
     Fees paid to Board Members — Beginning in 2007, the Company entered into a consulting agreement with one of the board members. The Company paid $27,000 and $13,090 to the board member for the three months ended March 31, 2008 and 2007, respectively. The Company additional fees to board members of $11,375 and $2,000 during the three months ending March 31, 2008 and 2007, respectively.
     Note payable to board member — The Company has a note payable to one of its board members that accrues interest at a rate of 10% with principal and accrued interest due on demand. Therefore it is classified as a current liability on the balance sheet. Interest is compounded annually on the note. The note payable is guaranteed by the chief executive officer of the Company and is collateralized by his stock, in addition to the general assets of the Company. The note payable is subordinated to the Revolving Credit Facility, Term Loan, and Convertible Term Loan payable to Laurus. Payment on the related party note can only be made after the notes payable to Laurus have been repaid or after written approval by Laurus. As of March 31, 2008 and December 31, 2007, the note payable including accrued interest was $186,083 and $181,557, respectively.

11. Stock Issuances
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
12. Subsequent Events
     On April 25, 2008, SMH issued 89,284 shares of common stock to settle a trade payable in the amount of $89,284 owed to MemoryTen, Inc. MemoryTen, Inc. also received a warrant to purchase an additional 89,284 shares of SMH common stock for $.01 per share. The warrant expires on April 25, 2010.
     On May 9, 2008, each of Messrs. John M. Blackman, Mickey Fain and Eric A. Wittenberg resigned from the Board of Directors of the Company and any of its subsidiaries for which they were directors. Mr. Blackman had served on the Board of SMM since December 1999, and Messrs. Fain and Wittenberg had served on the Board of SMM since February 2006. Each of them had served on the Board of the Company since the date of the SMM Acquisition in August 2007. None of Messrs. Blackman, Fain and Wittenberg has had any disagreements with management of the Company on any matters relating to the Company’s operations, policies or practices and none of them will receive any severance compensation. The Company Board of Directors is not currently looking for replacement candidates.

Item 2. Management’s Discussion and Analysis or Plan of Operation
     This Quarterly Report on Form 10-QSB contains forward-looking statements that may be affected by matters outside our control that could cause materially different results.
     Some of the information in this Quarterly Report contains forward-looking statements. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as, “may”, “will”, “expect”, “intend”, “project”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or similar terminology. They include statements regarding our:
•	financial position;

•	business strategy;

•	budgets;

•	amount, nature and timing of capital expenditures;

•	acquisition risks;

•	operating costs and other expenses; and

•	cash flow and anticipated liquidity.
          Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include:
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
Executive Summary
Purchase of Vision Computer, Inc.
     On September 26, 2006, the Company acquired substantially all the assets and certain liabilities of VCI, an Arizona based company that manufactures custom tower and rackmount servers, office and graphic workstations, and network attached storage servers. VCI was acquired to diversify product offerings. Pursuant to the SFAS No. 141, Business Combinations (“SFAS 141”), the transaction is being accounted for using the purchase method of accounting. The total consideration for the acquisition was $3,205,415, comprised of $3.0 million in cash and $0.2 million for legal expenses. Subsequently, the Company recorded a purchase price adjustment of $92,441, resulting in a net purchase price of $3,237,058.
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
SMM Acquisition
     On August 28, 2007, we consummated a stock exchange with SMM pursuant to which we issued an aggregate of 5,065,510 post-split shares of our common stock for all of SMM’s outstanding common stock (other than shares as to which a stockholder validly exercised and perfected dissenters’ rights in compliance with Colorado law). As further explained in our proxy statement filed with the SEC and distributed to our stockholders on July 24, 2007, pursuant to the stock exchange, outstanding options to purchase shares of SMM’s common stock were converted into options to purchase shares of our common stock. Additionally, outstanding warrants to acquire shares of SMM’s common stock were converted into warrants to acquire shares of our common stock, SMM’s stock incentive plan became a stock incentive plan covering our common stock and options to purchase shares of our common stock, and SMM’s former convertible debt obligations, for which we now are also liable, now are convertible into shares of our common stock. This stock exchange transaction is referred to as the “SMM Acquisition.”

     As a result of the SMM Acquisition, SMM became a wholly-owned subsidiary of Z-Axis.
Sale of Z-Axis’ Former Business
     Prior to the closing of the SMM Acquisition, Z-Axis’ principal business was to develop and produce video, computer-generated graphics and multimedia presentations used principally in litigation support services. Also prior to the SMM Acquisition, Z-Axis transferred all of its assets and liabilities to Z-Axis LLC, its then wholly-owned subsidiary. Concurrent with the closing of the SMM Acquisition, Z-Axis sold Z-Axis LLC to a limited liability company owned by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”). Mr. Treibitz and Ms. Kelso were members of Z-Axis’ board of directors, and were the chief executive officer and president, respectively, of Z-Axis prior to the closing of the SMM Acquisition. As a result, Z-Axis no longer owns or operates a litigation support services business.
One-For-Nine Reverse Split
     Immediately prior to the SMM Acquisition, we effected a one-for -nine reverse split of our outstanding common stock, which resulted in our outstanding common stock immediately prior to consummation of the SMM Acquisition being reduced from 3,825,000 shares to 425,000 post-split shares.
Changes In Authorized Capital and Creation of a Class Preferred Stock
     Immediately following the SMM Acquisition, we increased our authorized common stock from 10,000,000 post-split shares to 30,000,000 post-split shares, and we created a new class of preferred stock consisting of 3,000,000 authorized shares, par value $0.001 per share.
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
Accrued Expenses
     In the first quarter of 2008, the Company’s management decided to consolidate its Arizona operations into the California facilities. As a result, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded significant acquisition-related restructuring charges, in connection with our abandonment of certain leased facilities through our office consolidations. The lease abandonment costs were estimated to include remaining lease liabilities. The Company recorded $1,451,000 in restructuring charges in the first quarter of 2008. The consolidation of Arizona is expected to result, subsequent to its completion, in annual cost savings of between $0.6 million to $0.8 million from the elimination of redundant facilities and related expenses and employee reductions. We currently anticipate that Arizona will continue operations until June 2008 to service customer requirements.
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
Corporate Information
     Our principal executive office is located at 4755 Walnut Street, Boulder, Colorado 80301, and our telephone number is (303) 938-1155. Our websites are located at www.slcmholdings.com, wwww.slcmholdings.com, www.smmdirect.com, www.visionman.com and www.widowpc.com.
Results of Operations
     The following table sets forth consolidated operating data expressed as a percentage of sales for the periods indicated:

	Three Months
	Ended March 31,
	2008	2007

Sales	100.0%	100.0%
Cost of Goods Sold	86.9	78.6
Gross Margin	13.1	24.1
Operating Costs:
Selling Expenses	13.1	8.9
General & Administrative	16.7	9.8
Depreciation & Amortization	4.4	3.2
Loss from Operations	(21.1)	(0.6)
Other Expense, Net	(4.3)	(3.3)
Pre-Tax Loss	(25.4)	(3.9)
Income Tax Benefit	1.1	1.5
Net Loss	(24.3)%	(2.4)%

(1)	Columns may not add due to rounding.
Three Months Ended March 31, 2008 compared with Three Months Ended March 31, 2007
     Sales for the three months ended March 31, 2008 were $5.0 million compared to $7.7 million for the three months ended March 31, 2007. The decrease in sales is primarily related to lower system sales and the continued decline in the memory market. The decrease in sales in the memory segment is primarily attributable to the decline in average selling price of memory over the last twelve months.
     Cost of goods sold was $4.3 million for the three months ended March 31, 2008, or 86.9% of sales, compared to $6.0 million, or 78.6% of sales for the three months ended March 31, 2007. The decrease in cost of goods sold during the first quarter of 2008 was primarily due to lower sales, and the increase in cost of sales as a percentage of sales was primarily due to lower margins on systems sales, compared to the same period in 2007.
     Selling, general and administrative, and depreciation and amortization expenses were $3.1 million for the three months ended March 31, 2008 compared to $1.7 million for the three months ended March 31, 2007. Increase related to booking of restructuring accrual.

     Total other expense, net for the three months ended March 31, 2008 decreased to approximately $0.2 million compared to $0.3 million during the three months ended March 31, 2007. The decrease was the result of lower average balances on our line of credit.
     The Company recorded income tax benefit of $53,567 during the three months ended March 31, 2008 compared to an income tax benefit for the three months ended March 31, 2007 of $113,000.
Liquidity and Capital Resources
          Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements.
Going Concern
     For the quarter ended March 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues and control our expense. Based upon current plans, we will incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We incurred a net loss of $2.7 million for the three months ended March 31, 2008 and had a working capital deficit of $1.7 million at March 31, 2008. Our working capital at March 31, 2008 will not be sufficient to meet its objectives.
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

          The interest payments, loan fees, liquidated damages, default penalties and fees to Stanford Investment Group, our investment banker, related to our loans with Laurus are detailed below:

Interest payments from March 31, 2008 through September 25, 2009	$760,335
Loan fees — Laurus	337,500
Loan fees — Stanford Investment Group	174,000
Possible Maximum Liquidated damages(A)	250,000
Possible Maximum Loan default penalties(B)	2,645,000
$4,168,835

(A)	The maximum amount of liquidated damages for failure of the registration statement to become effective in the prescribed time period is 10% of the initial principal amount of the Convertible Note.

(B)	The maximum penalty for default under the Convertible Note is 115% of the outstanding principal of the Convertible Note.
          The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. We are obligated to pay $760,335 in aggregate interest payments from March 31, 2008 through September 30, 2009. In addition, between January 1, 2008 and September 30, 2009, we are obligated to pay $4,400,000 in aggregate principal payments. Neither the Company’s cash currently on hand ($148,378 at March 31, 2008) nor the Company’s current operations are sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to do so, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.
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
•	Under the Loan documents, we (and SMM and VCI Systems in some cases) agreed to:
•	List the shares underlying the Convertible Note and warrants issued to the Holders following the SMM Acquisition on the principal trading exchange or market for Silicon Mountain’s common stock;

•	Consummate the SMM Acquisition within 180 days of the closing of the Loan ( which subsequently was extended to August 31, 2007); and

•	Obtain the approval of the Lender of certain corporate actions including, but not limited to, incurring and canceling certain debt, assuming certain contingent liabilities, declaring and paying dividends, acquiring any stock of another entity, making certain loans to certain persons, prepaying certain indebtedness, entering into a merger, consolidation, acquisition or other reorganization with another company, materially changing the Companies’ nature of their businesses, changing the Companies’ fiscal years, selling or disposing of any of its assets with certain exceptions, and during the period prior to the closing of the SMM Acquisition, issue or sell shares of common stock (other than shares issued under a stock option plan or certain plans approved by the board), change the jurisdiction of incorporation of SMM, change SMM’s fiscal year or amend SMM’s articles of incorporation or bylaws in a manner that adversely affects the Lender.

•	In addition to certain customary events of default, the Security and Purchase Agreement contains the following events of default:
•	The occurrence of any default on other indebtedness or obligation of the Companies which exceeds $50,000 in the aggregate, relating to any indebtedness or contingent obligation of the Companies beyond the grace period (if any) that results in the acceleration of the indebtedness or obligation;

•	Attachments or levies or judgments against either of the Companies in excess of $200,000;

•	Any person or group becomes a beneficial owner, directly or indirectly, of 40% of more of the voting equity interest of SMM on a fully diluted basis; and

•	The board of directors of SMM ceases to consist of a majority of the board in office on the closing of the Loan (or directors appointed by a majority of the board in effect immediately prior to such appointment).
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
          Pursuant to the Amended Side Letter described above, Laurus was issued a warrant to purchase up to 25% (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share. A form of the warrant is included as Exhibit 10.23 to this Amendment No. 1. In addition, pursuant to the Tag-Along Rights Side Letter Agreement between us, SMM and Laurus dated as of April 24, 2008 and included as Exhibit 10.24 to this Amendment No. 1, Laurus is entitled to certain tag-along rights, which, among other things, give Laurus the right to include the sale of Laurus’ shares of SMM in any sale of our shares or of shares of SMM. Laurus may exercise the warrant only in the event:
•	of any sale or transfer of SMM’s common stock or the common stock of the Company, or any merger, consolidation, share exchange, or combination of SMM or the Company with or into another entity, which in each case results in the holders of the voting securities of SMM or of the Company outstanding immediately prior thereto owning immediately thereafter less than a majority of the voting securities of SMM, the Company or the surviving entity, as the case may be, outstanding immediately after such sale, transfer, merger, consolidation, share exchange, or combination;

•	of a sale of all or substantially all of the assets of SMM or the Company, including, without limitation, equity in subsidiaries held by SMM and/or the Company; or

•	of either of the following, which respectively constitute an “Event of Default” arising under Section 19(a) and 19(i) of the Security and Purchase Agreement dated as of September 25, 2006 by and among the Companies and Laurus, a copy of which was included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 4, 2007:
•	any of the Companies fails to make payment of any obligation owed to Laurus (or any corporation that directly or indirectly controls or is controlled by or is under common control with Laurus), and the failure continues for a period of five (5) business days following the date upon which any such payment is due; or

•	any of the Companies (i) applies for, consents to or suffers to exist the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) makes a general assignment for the benefit of creditors, (iii) commences a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), (iv) be adjudicated a bankrupt or insolvent, (v) files a petition seeking to take advantage of any other law providing for the relief of debtors, (vi) acquiesces to, without challenge within ten (10) days of the filing thereof, or fails to have dismissed, within ninety (90) days, any petition filed against it in any involuntary case under such bankruptcy laws, or (vii) takes any action for the purpose of effecting any of the foregoing.

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
Cash Flows
          Cash Flows from Operating Activities. Net cash provided by operating activities was $0.1 million during the three months ended March 31, 2008 as compared to $0.4 million of cash flows used in operating activities during the three months ended March 31, 2007. The increase in cash used by operations is primarily related to an increase in accounts receivable collection and an increase in accounts payable and accrued liabilities balances.
          Cash Flows from Investing Activities. Net cash flows used in investing activities was $19,534 during the three months ended March 31, 2008 as compared to $82,861 during the three months ended March 31, 2007. The decrease in cash used in investing activities in 2008 was related to lower equipment purchases in the first quarter of 2008 as compared to the first quarter of 2007.
          Cash Flows from Financing Activities. SMM generated $42,593 of cash flows from financing activities during the three months ended March 31, 2008 as compared to $266,433 of cash flows from investing activities during the three months ended March 31, 2007. The decrease in net cash provided by financing activities was related to the increase in payments on the Company’s line of credit in 2008 and principal payments on the Company’s long term debt.
Capital Expenditures
          Capital expenditures for the three months ended March 31, 2008 were $19,584 as compared to $82,861 for the three months ended March 31, 2007. The primary use of capital during the period ended March 31, 2008 and 2007 were for infrastructure-related equipment. As of March 31, 2008, contractual commitments for capital purchases were not material.
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
New Accounting Pronouncements
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
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for us on January 1, 2008. The implementation of this statement had no material impact on our financial position, cash flows and results of operations.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of this statement had no material impact on our financial position, cash flows and results of operations.
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

Item 3. Quantitative and Qualitative Disclosures About market Risk.
Not applicable.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Our chief executive and chief financial officers have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2008. These officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company intends to design and install effective controls in the third quarter of 2008.
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
          Management has not assessed, in accordance with the requirements of Exchange Act Rules 13a-15(c) and 15d-15(c), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 because not all of the internal control processes that management has identified have been fully documented and tested due to the cost and time involved with completing the documentation and testing.
          This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

          Pursuant to Item 308T(a) of Regulation S-K under the Exchange Act, the information in this Item 4T is being furnished and shall not be deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section. Accordingly, the information in this Item 4T will not be incorporated by reference into any filing by the Company under the Securities Act, or the Exchange Act, unless specifically identified therein as being incorporated by reference.
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
Item 1A. Risk Factors
          There has been no material change to the risk factor disclosure in our Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
          Except for the transactions reported in the Company’s Form 8-K filed on March 20, 2008, the Company had no unregistered sales of equity securities during the quarter ended March 31, 2008.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information.
          None.
Item 6. Exhibits
          (a) Exhibit Index. The following exhibits are included herein:

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006(1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006(1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006(1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)

Exhibit Number	Description
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007(4)
10.15	Omnibus Amendment dated as of March 18, 2008(5)
10.16	Form of Common Stock Purchase Warrant(5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008(5)
10.18	Form of Common Stock Purchase Warrant(5)
10.19	Form of Subscription Agreement(5)
10.20	Settlement and Release Agreement dated as of April 25, 2008(6)
10.21	Form of Common Stock Purchase Warrant(6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008(6)
10.23	Form of Common Stock Purchase Warrant(6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008(6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2009 (File No. 000-11284).

(7)	Filed herewith.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 20th day of May 2008.

SILICON MOUNTAIN HOLDINGS, INC.
By:	/s/ Rudolph (Tré) A. Cates III
Rudolph (Tré) A. Cates III,
President, Chief Executive Officer and Director

By:	/s/ Juan C. Perez
Juan C. Perez,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006(1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006(1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006(1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007(4)
10.15	Omnibus Amendment dated as of March 18, 2008(5)
10.16	Form of Common Stock Purchase Warrant(5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008(5)
10.18	Form of Common Stock Purchase Warrant(5)
10.19	Form of Subscription Agreement(5)
10.20	Settlement and Release Agreement dated as of April 25, 2008(6)
10.21	Form of Common Stock Purchase Warrant(6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008(6)
10.23	Form of Common Stock Purchase Warrant(6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008(6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2009 (File No. 000-11284).

(7)	Filed herewith.