Form 10-Q
period 2008-06-30
Silicon Mountain Holdings, Inc.
filed 2008-08-19
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
(303) 938-1155
(Registrant’s telephone number)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 13,068,466 outstanding (reflects the two-for-one stock split effective September 1, 2008) as of August 19, 2008.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

SILICON MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash	$93,255	$21,993
Accounts receivable, net	1,256,203	1,898,324
Inventory, net	523,923	837,086
Prepaid and other current assets	235,204	161,623

Total current assets	2,108,585	2,919,026
Property and equipment, net	266,322	429,900
Note receivable	152,649	155,050
Intangible Assets, net	4,272,522	3,237,953
Goodwill	191,775	191,775
Other assets	44,230	35,486

Total Assets	$7,036,083	$6,969,190

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,523,804	$1,927,538
Accrued expenses and other current liabilities	992,472	961,767
Note payable to related parties	190,610	181,557
Current portion of lease liability	154,088
Current portion of capital leases liability	8,112	11,390
Current maturities of notes payable	1,044,117	1,073,529

Total current liabilities	4,913,203	4,155,781
Operating lease liability, less current portion	1,264,293
Capital lease liability, less current portion	22,060	26,290
Revolving credit facility	1,627,058	1,309,995
Long-term debt, less current maturities	3,214,761	3,460,486

Total Liabilities	11,041,375	8,952,552
Commitments and Contingencies Stockholders’ Equity (Deficit) Preferred stock, $.001 par value; 3,000,000 authorized	—	—
Common stock, $.001 par value, respectively; 30,000,000 authorized; 12,255,436 and 10,922,526 shares issued, and outstanding, respectively	12,254	10,922
Additional Paid-in Capital	4,193,198	1,685,109
Accumulated Deficit	(8,210,744)	(3,679,393)

Total Stockholders’ Equity (Deficit)	(4,005,292)	(1,983,362)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,036,083	$6,969,190

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,943,540	$7,227,659	$8,933,036	$14,922,050
Cost of goods sold	3,482,757	5,680,916	7,817,391	11,729,687

Gross margin	460,783	1,546,743	1,115,645	3,192,363
Operating costs:
Selling expenses	508,744	623,996	1,163,505	1,298,331
General and administrative expenses	1,076,982	728,486	3,363,506	1,493,288
Depreciation and amortization	433,811	234,489	651,052	483,632

Total operating costs	2,019,537	1,586,971	5,178,063	3,275,251

Loss from operations	(1,558,754)	(40,228)	(4,062,418)	(82,888)

Other income (expense):
Other income (expense)	12,541	(26,282)	12,541	(52,174)
Loss on disposal of fixed assets	(43,542)	(17,071)	(43,542)	(17,071)
Interest expense, net	(275,687)	(246,693)	(489,099)	(477,518)

Total other income (expense)	(306,688)	(290,046)	(520,100)	(546,763)

Pre-tax loss	(1,865,442)	(330,274)	(4,582,518)	(629,651)
Income tax benefit (expense)	(2,400)	118,000	51,167	231,000

Net loss	$(1,867,842)	$(212,274)	$(4,531,351)	$(398,651)

Basic and diluted net loss per share	$(0.15)	$(0.02)	$(0.39)	$(0.04)

Weighted average shares — basic and diluted	12,209,824	9,077,546	11,656,553	9,077,546

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,531,351)	$(398,651)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	137,621	150,330
Amortization of loan origination	339,717	118,572
Amortization of intangibles	173,714	214,731
Amortization of debt discount	123,691	132,734
Stock based compensation expense	266,382	56,043
Loss on disposal of fixed assets	46,511	17,071
Gain on forgiveness of debt	12,541
Bad debt expense	11,180
Inventory obsolescence	(11,000)
Changes in operating assets and liabilities:
Accounts receivable	630,941	(217,038)
Inventories	324,162	21,234
Prepaid expenses and other current assets	25,891	38,697
Accounts payable	673,009	303,271
Accrued expenses and other current liabilities	1,458,139	(629,247)

Net cash provided by (used in) operating activities	(318,852)	(192,253)

Cash flows from investing activities:
Purchase of property and equipment	(20,554)	(143,113)

Net cash (used in) investing activities	(20,554)	(143,113)

Cash flows from financing activities:

Principal payments on notes payable	(150,000)
Proceeds from line of credit	9,832,553	451,228
Repayments on line of credit	(9,564,317)
Repayments of capital leases	(7,508)	(15,237)
Proceeds from issuance of common stock	300,000

Net cash provided by (used in) financing activities	410,728	435,991

Increase (decrease) in cash and cash equivalents	71,322	100,625
Cash and cash equivalents at beginning of period	21,933	356,311

Cash and cash equivalents at end of period	$93,255	$456,936

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$311,237	$344,527

Cash paid (received) for income taxes	$(51,367)	$0

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of accounts payable to common stock	$89,284	$0

Conversion of note payable to common stock	$200,000	$0

Stock issued for services	$101,408	$0

Warrants issued in connection with loan agreement	$1,548,000	$0

See accompanying notes to condensed consolidated financial statements.

1. Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of Silicon Mountain Holdings, Inc. (“Silicon Mountain,” the “Company,” the “Registrant,” “SMH,” “we” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements include the accounts of Silicon Mountain Holdings, Inc. and all of it’s wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes contained in our 2007 Annual Report on Form 10-KSB/A. The comparative balance sheet and related disclosures at December 31, 2007 have been derived from the audited balance sheet and consolidated footnotes referred to above.
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a recurring nature that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of results to be expected for the full year.
The Company earns revenue from the sale of its custom servers, workstations, storage devices and gaming machines, but does not separate sales of different product lines into operating segments.
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
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise estimates.
On August 28, 2007, when the Company name was Z-Axis Corporation, the Company acquired all the outstanding stock of Silicon Mountain Memory, Inc. in exchange for 10,131,020 shares of our common stock. Immediately following the transaction, the former stockholders of Silicon Mountain Memory owned more than 90% of the outstanding common stock and the Company changed its name to Silicon Mountain Holdings, Inc. The financial statements referred to in this release for comparison of the prior year’s results are the financial statements of Silicon Mountain Memory, Inc. Following the transaction, the Company’s fiscal year end changed from March 31 to December 31.
2. Going Concern
The accompanying condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. However, there can be no assurance that we will be able to continue in the ordinary course of business due to our significant liquidity constraints, unprofitable operations and negative operating cash flows.
Management’s plans to continue operations in the ordinary course assume adequate financing initiatives. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event that our financial resources become insufficient. The accompanying condensed consolidated financial statements do not include any adjustments that might result from any outcome of this uncertainty.

3. Summary of Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of Silicon Mountain Holdings, Inc. (“SMH”) and its wholly-owned subsidiaries, Silicon Mountain Memory, Inc. (“SMM”), and VCI. All significant intercompany transactions and balances have been eliminated in consolidation.
Reclassifications — Certain prior year amounts have been reclassified to conform with current year presentation. Such reclassifications had no effect on net income or loss.
Cash and Cash Equivalents — Cash and cash equivalents are defined as cash on hand and cash in bank accounts.
Accounts Receivable — Accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate reserve against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, aging of the receivables, including the assessing the probability of collection and the current creditworthiness of each customer. The Company considers all balances past due if unpaid 30 days after invoicing. The allowance for doubtful accounts totaled $37,000 and $74,591, respectively, as of June 30, 2008 and December 31, 2007.
Inventory — Inventory consists of wholesale goods held for resale. Inventory is stated at the lower of cost or market, as calculated using the first in — first out method. We regularly evaluate the reliability of our inventory based on a combination of factors including the following: forecasted sales, new product introductions, product end-of-life dates, estimated current and future market values as well as other factors. If circumstances related to our inventories change, estimates of the reliability of inventory could materially change. The Company records provisions for slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value. The Company recorded an allowance of $125,000 and $136,000 as of June 30, 2008 and December 31, 2007, respectively.
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
Impairment of Long-Lived Assets — SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable or at least annually in the fourth quarter. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The fair value of impaired assets is determined based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of trademarks, customer lists, and reseller relationships. The Company has not recorded an impairment loss on its intangible assets for the six months ended June 30, 2008 and 2007, respectively.
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
Credit Risk and Concentrations — A concentration of credit risk may exist with respect to trade receivables. We perform ongoing credit evaluations on a significant number of our customers and collateral from our customers is generally not required. Three customers accounted for 57% of trade receivables as of June 30, 2008. Approximately 40% and 27% of the Company’s sales were to its largest customer during the six months ended June 30, 2008 and 2007, respectively.
A concentration of risk exists with respect to our suppliers. We purchase certain products from single sources. If the supply of parts from a single-source supplier were interrupted or suspended, our ability to ship products in a timely manner will be adversely affected. In cases where alternative suppliers are available, the establishment and procurement from these alternative suppliers will result in delays and losses of sales, which will have an adverse effect on our operating results.
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
Research and Development Costs — Research and development costs are expensed as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. Research and development costs primarily include contractor fees directly related to research and development projects.
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
The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company is subject to potential income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of its tax filings. Accordingly, the Company must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. It is more likely than not that the Company is not going to realize its deferred tax assets and therefore has a valuation allowance against them.

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
Upon the adoption of FIN 48, we had no unrecognized tax positions. During the six months ended June 30, 2008, we recognized no adjustments for uncertain tax positions.
We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2008 and December 31, 2007.
The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.
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
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, including an amendment of ARB No. 51 (“SFAS No. 160”) which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of SFAS No. 160 is for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

4. Z-Axis Acquisition of Silicon Mountain Memory, Inc.
The Stock Exchange
On August 28, 2007, the Company consummated a stock exchange (the “Exchange”) with SMM pursuant to the Stock Exchange Agreement, dated May 7, 2006. Pursuant to the Exchange, the Company acquired all of the issued and outstanding capital stock of SMM, and in exchange the Company issued 10,131,020 shares of common stock, par value $.001 per share, to the former SMM stockholders. In the Exchange, SMM stockholders received approximately .55 shares of post-split common stock for each share of SMM common stock owned by them. The Company also exchanged warrants with the existing SMM warrant holders. Upon the consummation of the Exchange and as further described below, the board and management of SMM became the board and management of the Company.
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
Immediately prior to the Exchange, the Company conducted a one-for-nine reverse split of its outstanding common stock, which resulted in the outstanding common stock being reduced from 7,650,000 shares to 850,000 post-split shares. As part of the Exchange, the Company issued common stock purchase warrants including the warrants described above (the “Company Warrants”) in exchange for all of SMM’s outstanding common stock purchase warrants (the “SMM Warrants”). The holder of each SMM Warrant to purchase one share of SMM’s common stock tendered for exchange, received Company Warrants to purchase approximately .55 shares of common stock for the duration of the original exercise period of the SMM Warrant at an equivalent exercise price.
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
The LLC Sale
Prior to the closing of the Exchange, the Company’s principal business was to develop and produce video, computer-generated graphics and multimedia presentations used principally in litigation support services. Immediately prior to the Exchange, Z-Axis LLC, a Colorado limited liability company and a wholly-owned subsidiary, held all of the Company’s assets, subject to all of the Company’s liabilities. Concurrent with the closing of the Stock Exchange, the Company sold all of the 1,000 outstanding membership interests in Z-Axis LLC to a limited liability company formed by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”) pursuant to the LLC Interest Sale Agreement dated as of June 30, 2006, between the Company and the Purchasing LLC. Mr. Treibitz and Ms. Kelso were members of the Company’s Board of Directors prior to the closing of the Exchange, and were the chief executive officer and president, respectively, prior to the closing of the Exchange. The purchase price paid by the Purchasing LLC for the Z-Axis LLC membership interests was $300,000 payable in a combination of $60,000 cash, 66,914 post-split shares of stock of the Company that were redeemed from members of the Purchasing LLC, and a promissory note in the face amount of $150,000. As of June 30, 2008 the collectability of the note receivable is reasonably assured.
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
5. Acquisitions
On September 26, 2006, the Company acquired substantially all the assets and certain liabilities of VCI, an Arizona-based company that manufactures custom tower and rackmount servers, office and graphic workstations, and network attached storage servers. VCI was acquired to diversify product offerings. Before the VCI acquisition, the majority of the Company’s sales were in the memory sector. Pursuant to the SFAS No. 141, Business Combinations (“SFAS 141”), the transaction is being accounted for using the purchase method of accounting. The total consideration for the acquisition was $3,205,415, comprised of $3 million in cash and $0.2 million for legal expenses. Subsequently, the Company recorded a purchase price adjustment, resulting in a net purchase price of $3,237,058. The acquisition generated goodwill, trademark and reseller relationship intangible assets acquired of $0.3 million, $1.6 million and $0.6 million, respectively. The useful lives of the trademark and the reseller relationship intangible assets are ten years.
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
6. Goodwill and Intangible Assets
In accordance with SFAS 142, the Company does not amortize goodwill derived from purchase business combinations. SFAS 142 requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. A significant decline in our stock price, projected revenue, projected earnings growth or projected cash flows are examples of such circumstances. The impairment test involves the use of estimates related to the fair value of the reporting units with which the goodwill is associated. The estimate of fair value requires significant judgment, including future cash flows and discount rates. The Company did not record an impairment of its intangible assets for the three and six month periods ended June 30, 2008 and 2007, respectively.

Intangible assets recognized in the Company’s acquisitions and asset purchases are being amortized over their estimated lives ranging from 1 to 15 years. The Company capitalized $1,548,000 in financing fees associated with the SMM warrants issued to Laurus during the three months ended June 30, 2008. The following table provides information relating to the Company’s intangible assets as of June 30, 2008 and December 31, 2007:

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Super PC acquisition:
Customer list	$1,067,616	($314,293)	$753,323	$1,067,616	($278,714)	$788,902
WidowPC tradename	165,000	(50,413)	114,587	165,000	(22,915)	142,085
VCI acquisition:
Trademarks	1,565,000	(273,882)	1,291,118	1,565,000	(195,630)	1,369,370
Customer list	647,750	(113,358)	534,392	647,750	(80,970)	566,780

	3,445,366	(751,946)	2,693,420	3,445,366	(578,229)	2,867,137
Loan fees and other miscellaneous	2,215,310	(636,208)	1,579,102	667,310	(296,494)	370,816

Total	$5,660,676	($1,388,154)	$4,272,522	$4,112,676	($874,723)	$3,237,953

The estimated amortization of intangible assets for each of the next five year periods is as follows:

Remainder of 2008	$823,033
2009	1,277,205
2010	324,521
2011	292,428
2012	292,452
Thereafter	1,262,883

Total	$4,272,522

7. LONG-TERM DEBT AND SHORT-TERM BORROWINGS
On September 25, 2006, SMM entered into a security and purchase agreement among SMM, VCI Systems and Laurus Master Fund, Ltd., an institutional accredited investor (the “Lender”) (as amended from time to time, the “Security and Purchase Agreement”), pursuant to which the Lender agreed to loan up to $8,500,000 to SMM and VCI Systems (the “Loan”). On August 28, 2007, following the SMM Acquisition more fully described above, we entered into a Master Security Agreement, a Joinder Agreement, a Registration Rights Agreement, and Guaranty, which are included as Exhibits to our Current Report on Form 8-K filed on September 4, 2007, among other documents (the “Loan Documents”), with Lender and certain affiliates. Pursuant to the Loan Documents, we agreed to become a party to the Security and Purchase Agreement and Stock Pledge Agreement, which were included as Exhibits to the same Current Report on Form 8-K, and certain of the debt financing documents that our wholly-owned subsidiary, SMM, had entered into with the Lender in September 2006. As a result, the Company, SMM and VCI Systems are jointly and severally liable for the amounts due under the Loan and are referred to in this “Debt Financing” section as the “Borrowers.” Silicon Mountain, SMM and VCI Systems also may be referred to as the “Companies.”
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
The Loan consists of a $3,500,000 secured revolving credit facility (the “Revolving Note”), a $2,500,000 secured nonconvertible term note (the “Term Note”) and a $2,500,000 secured convertible term note (the “Convertible Note”). The Revolving Note, the Term Note and the Convertible Note are referred to collectively as the “Notes.” Each of the Notes matures on September 25, 2009. The following describes the material terms of each Note and of the Loan. The Lender’s prime rate at the inception of the Loan was 8.25%. On June 30, 2008, the Lender’s prime rate was 5%.

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
The Convertible Note originally provided for a conversion price per share of $1.85 as adjusted. Pursuant to the Omnibus Amendment, the Convertible Note currently provides for a conversion price per share of $1.85 as adjusted, except that the conversion price was $.50 per share with respect to the first $200,000 of principal amount converted under the Convertible Note. Immediately upon the effectiveness of the Omnibus Amendment, the Holders converted $200,000 in the aggregate of the outstanding principal balance of the Convertible Note at the fixed per share conversion price of $.50. As a result, upon receipt by the Holders of the common stock issuable in respect to this conversion, the principal portion of the monthly payments due and owing under the Convertible Note in the months of April 2008, May 2008, June 2008 and July 2008 will be deemed to be paid and satisfied.

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
The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. Between June 30, 2008 and September 30, 2009, we are obligated to pay $4,400,000 in aggregate principal payments. Neither the Company’s cash currently on hand ($93,255 at June 30, 2008) nor the Company’s current operations are sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to secure such, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.
The amounts outstanding under the Loan are secured by a first priority lien on all the assets of the Companies and a pledge of all of SMM’s equity interests in VCI Systems and are guaranteed by a personal guaranty of Rudolph (Tré) A. Cates III, CEO. In addition, all cash of the Company is required to be deposited into blocked collateral accounts subject to security interests to secure obligations in connection with the Loan. Funds are to be swept by the Lender from such accounts on a daily basis in accordance with the terms of the Loan.

The Borrowers have agreed to certain covenants made in conjunction with the Loan that remain in effect during the term of the Loan that, among others, limit the Companies’ ability to and/or obligate the Companies as described below. The Loan documents contain certain customary obligations, covenants and events of default in addition to those identified below. Following and during an event of default and following written notice by Lender, Lender may accelerate the Loan, terminate the Security and Purchase Agreement and certain ancillary documents and may take possession of and foreclose on the collateral, which includes the Borrowers’ assets, intellectual property and pledged stock. In addition:
•	Under the Loan documents, we (and SMM and VCI Systems in some cases) agreed to:

•	List the shares underlying the Convertible Note and warrants issued to the Holders following the SMM Acquisition on the principal trading exchange or market for Silicon Mountain’s common stock;

•	Consummate the SMM Acquisition within 180 days of the closing of the Loan (which subsequently was extended to August 31, 2007); and

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

•	In addition to certain customary events of default, the Security and Purchase Agreement contains the following events of`default:

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
Issuance of Securities as Part of Debt Facility
Pursuant to the Loan Documents and as a result of the SMM Acquisition, we issued to the Lender two warrants to purchase shares of our common stock in exchange for two warrants previously issued by SMM to the Lender. We issued to the Lender one warrant exercisable for 3,980,000 shares of our common stock at $.005 per share, which is equivalent to approximately 20% of our outstanding stock on a fully diluted basis. The Lender has agreed that it will not exercise that portion of either warrant which would cause the Lender to beneficially own more than 9.99% of our common stock at any time unless the Lender gives a 61-day notice to waive this restriction or unless there is an event of default under the financing documents by any of the Borrowers. The shares received by the Lender on exercise of either warrant and in connection with the financing cannot be sold, unless there is an event of default as contemplated by the Loan Documents, until August 27, 2008, the one year anniversary of the SMM Acquisition (more fully described below). Thereafter, during any month, sales of these shares cannot exceed 25% of the trailing monthly dollar volume of the stock. The Lender also is prohibited from entering into short sales of our stock or warrants while any amount under any Note remains outstanding. The second warrant is exercisable for 36,624 shares of our common stock at $.005 per share on substantially the same terms as the first warrant.

In conjunction with the Amendment, the Company issued a warrant to each Holder to purchase (i) in respect to Laurus, 210,202 shares of our common stock, (ii) in respect to Valens Offshore, 17,272 shares of our common stock, (iii) in respect to Valens U.S., 11,174 shares of our common stock, and (iv) in respect to PSource, 111,354 shares of our common stock, for an aggregate of 350,002 shares of our common stock. Each warrant is exercisable at $.005 per share. The Lender has agreed it will not exercise that portion of either warrant which would cause the Lender to beneficially own more than 9.99% of our common stock at any time unless the Lender gives a 61-day notice to waive (which waiver may not be utilized in certain circumstances) this restriction or unless there is an event of default under the financing documents by any of the Companies. The shares received by a holder of one of the foregoing warrants on exercise of its warrant cannot be sold, unless there is an event of default as contemplated by the warrant, until August 27, 2008, and thereafter during any month sales of these shares cannot exceed 25% of the trailing monthly dollar volume of the stock.
Pursuant to the terms of the Registration Rights Agreement within 60 days after the closing of the SMM Acquisition, we were required to file a registration statement with the SEC to register the resale of the stock issuable upon conversion of the Convertible Note and the resale of the stock issuable upon exercise of the warrants and to have the registration statement declared effective within 180 days of the closing of the SMM Acquisition. Laurus subsequently agreed that it will agree to extend the deadline for having the registration statement declared effective to 45 days following the date we receive a report from our independent auditors regarding our financial statements for the fiscal year ended December 31, 2007. More recently, Laurus agreed that we should withdraw the registration statement and that it would further extend the deadline for having the registration statement declared effective. It is not clear whether Laurus believes that definitive terms of these extensions have been finalized. We are subject to liquidated damage fees of 0.5% of the original principal amount of the Convertible Note per month for each month that the filing or effectiveness of the registration statement is late in addition to certain other events. The maximum allowable amount of such damages is 10% of the original principal amount of the Convertible Note. FASB Staff Position (“FSB”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements “specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. At this time, management does not believe that the Company will be subject to liquidated damages under this agreement. On August 5, 2008, with the consent of Laurus, we filed a request with the SEC to withdraw our Registration Statement on Form S-1, and on August 6, 2008, we received notice from the SEC that our request was granted.
On March 14, 2008, as a condition to the Holders entering into the Amendment and Side Letter, we sold an aggregate of 600,000 shares of our common stock and warrants to purchase an aggregate 600,000 shares of our common stock to three individual accredited investors pursuant to Subscription Agreements. For each $.50 of consideration paid, the investors received one share of our common stock and a warrant to acquire one share of our common stock. The warrants have an exercise price of $.005 per share and expire within 7 years from the date of issuance. RayneMark Investments LLC, of which Mark Crossen, a member of our Board of Directors, is the executive director and majority owner, invested $250,000, and Mickey Fain, who at the time was a member of our Board of Directors, invested $25,000. The third investor, also an accredited investor, invested $25,000.
Pursuant to the Amended Side Letter described above, Laurus was issued a warrant to purchase up to 25% (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share. We recorded loan fees of $1,548,000 associated with these warrants which are being amortized over the life of the underlying debt. In addition, pursuant to the Tag-Along Rights Side Letter Agreement between us, SMM and Laurus dated as of April 24, 2008, Laurus is entitled to certain tag-along rights, which, among other things, give Laurus the right to include the sale of Laurus’ shares of SMM in any sale of our shares or of shares of SMM. Laurus may exercise the warrant only in the event:
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

Schedules detailing the Company’s lines of credit, long-term and related party debt are presented below.
Lines of Credit —- The Company has the following line of credit outstanding at:

	June 30, 2008	December 31, 2007
Revolving line of credit with Laurus Master Fund, Ltd., dated September 26, 2006. Maximum loan amount of $3,500,000. The Company is obligated to make monthly interest payments calculated at prime plus 2% subject to a minimum interest rate of 8%, and a maturity date of September 25, 2009. Balance on line at June 30, 2008 and December 31, 2007 is shown net of unamortized debt discount of $122,060 and $170,888 respectively. This line of credit is collateralized by substantially all the assets of the Company.	$1,627,058	$1,309,995

Note Payable to Related Party — Notes payable to related parties consist of the following at:

	June 30, 2008	December 31, 2007
Note payable to Shareholder. Interest accrued at 10% with principal and accrued interest due on demand. Accrued interest payable was $90,610 and $81,557 at June 30, 2008 and December 31, 2007, respectively. The note payable is guaranteed by certain officers of the Company and is collateralized by those officers’ stock, in addition to the general assets of the Company.	$100,000	$100,000

All related party notes are subordinated to the line of credit and notes payable to Laurus Master Fund, Ltd. Payments on related party notes can only be made after the debt obligations to Laurus Master Fund, Ltd. have been repaid or after written approval by the bank.
Notes Payable —

	June 30, 2008	December 31, 2007
Convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 3% subject to a minimum of 9%, net of unamortized discount of $70,561 and $107,992 at June 30, 2008 and December 31, 2007, respectively.	$2,029,439	$2,267,008
Non-convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 3% subject to a minimum of 9%, net of unamortized discount of $70,561 and $107,992 at June 30, 2008 and December 31, 2007, respectively	2,229,439	2,267,007

Total long-term debt	4,258,878	4,534,015
Less current maturities	(1,044,117)	(1,073,529)

	$3,214,761	$3,460,486

8. Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair value.
The Company did not grant stock options during the six months ended June 30, 2008. The following table shows the weighted average assumptions used for grants during the six months ended June 30, 2007 (no options were issued during the six months ended June 30, 2008):

June 30
2007
Volatility	181%
Expected option term (in years)	5
Risk-free interest rate	4.96%
Expected dividend yield	—
Stock compensation expense for stock options is recognized on a graded vesting schedule over the vesting period of the award. The Company accounts for stock options as equity awards, and all options outstanding and granted during the periods presented are only dependent on service conditions. Stock compensation expense for the six months ended June 30, 2008 and 2007 was $53,539 and $56,043, respectively. Stock compensation expense was recorded as a component of operating expenses during each period presented.
Stock option activity was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at January 1, 2008(1)	4,074,350	$0.54
Granted
Exercised
Canceled or forfeited	(861,756)	0.74

Options outstanding at June 30, 2008	3,212,594	0.48

Options exercisable at June 30, 2008	2,822,654	$0.36

(1)	A conversion factor of .55 was applied to all SMM stock options due to the Z-Axis transaction.
9. Loss per Share
Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since its effect would decrease the loss per share. The diluted weighted average common shares calculation for the six months ended June 30, 2008 and 2007 excludes 9,895,758 and 9,020,586 options, warrants and unvested restricted stock awards, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method.

10. Restructuring
In the first quarter of 2008, the Company’s management decided to consolidate its Arizona operations into the California facilities. As a result, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded significant acquisition-related restructuring charges, in connection with our abandonment of certain leased facilities through our office consolidations. The lease abandonment costs were estimated to include remaining lease liabilities. The Company recorded $1,451,000 in restructuring charges in the first quarter of 2008. This liability is recorded as an accrued expense on the consolidated balance sheet.

Balance at December 31, 2007	$-0-
Additions-future lease payments	1,451,000
Balance at March 31, 2008	1,451,000
Additions-
Reductions-payments on lease	(32,619)
Balance at June 30, 2008	$1,418,381
This liability is recorded on the balance sheet at June 30, 2008 as a current liability of $154,088 and long term liability of $1,264,293.
11. Commitments and Contingencies
Officer and Director Indemnification — As permitted or required under Colorado law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the officer or director acted in good faith and in a manner the person reasonably believed to be in or not opposed to the bests interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations has no stated limit in the indemnification provisions of the articles or bylaws of the corporation; however, the Company has a director and officer insurance policy that mitigates the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.
Litigation — The Company is currently in litigation with two trade vendors. The Company has recorded a liability related to the vendor claims of $43,747. At this time, we are unable to determine the outcome of this litigation.
12. Related Party Transactions
Sale of Z-Axis LLC — As stated in note 4, Z-Axis, transferred all of its assets and liabilities to Z-Axis LLC, its then wholly-owned subsidiary. Concurrent with the closing of the Stock Exchange, Z-Axis sold Z-Axis LLC to a limited liability company owned by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”). Mr. Treibitz and Ms. Kelso were members of Z-Axis’ board of directors, and were the chief executive officer and president, respectively, of Z-Axis prior to the closing of the Stock Exchange. The purchase price paid by the Purchasing LLC for the Z-Axis LLC membership interests was $300,000, payable in a combination of $60,000 cash, 66,914 post-split shares of stock of the Company that were redeemed from members of the Purchasing LLC, and a promissory note in the face amount of $150,000. As a result, Z-Axis no longer owns or operates a litigation support services business. As of June 30, 2008 the collectability of the note receivable is reasonably assured.
Fees paid to Board Members — Beginning in 2007, the Company entered into a consulting agreement with one of the board members. The Company paid $27,000 and $1,000 in consulting fees during the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the Company paid consulting fees to Board members of $54,000 and $1,000 respectively. The Company paid additional fees to board members of $2,000 and $0 during the three months ending June 30, 2008 and 2007, respectively and $12,375 and $0 during the six months ended June 30, 2008 and 2007 respectively.

Note payable to board member — The Company has a note payable to one of its board members that accrues interest at a rate of 10% with principal and accrued interest due on demand. Therefore it is classified as a current liability on the balance sheet. Interest is compounded annually on the note. The note payable is guaranteed by the chief executive officer of the Company and is collateralized by his stock, in addition to the general assets of the Company. The note payable is subordinated to the Revolving Credit Facility, Term Loan, and Convertible Term Loan payable to Laurus. Payment on the related party note can only be made after the notes payable to Laurus have been repaid or after written approval by Laurus. As of June 30, 2008 and December 31, 2007, the note payable including accrued interest was $190,610 and $181,557, respectively.
13. Equity Transactions
On March 14, 2008, as a condition to the Holders entering into the Amendment and Side Letter, we sold an aggregate of 600,000 shares of our common stock and warrants to purchase an aggregate 600,000 shares of our common stock to three individual accredited investors pursuant to Subscription Agreements, the form of which was included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 20, 2008. For each $.50 of consideration paid, the investors received one share of our common stock and a warrant to acquire one share of our common stock. The warrants have an exercise price of $.005 per share and expire within 7 years from the date of issuance. RayneMark Investments LLC, of which Mark Crossen, a member of our Board of Directors, is the executive director and majority owner, invested $250,000, and Mickey Fain, who at the time was a member of our Board of Directors, invested $25,000. The third investor, also an accredited investor, invested $25,000. A copy of the warrants granted in these transactions was included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 20, 2008.
On April 1, 2008, SMH issued 100,000 shares of restricted stock to an independant consultant for services to be performed over the next twelve months. The agreement requires a monthly payment of $10,000 in cash, another 100,000 restricted shares to be issued on September 15, 2008 and 200,000 warrants with immediate vesting, a two year term and an exercise price of $.75. This agreement is cancelable by either party with 30 days written notice. The related expense will be recorded over the expected term of the agreement, currently twelve months.
On April 1, 2008, SMH issued 54,342 shares of common stock to an exiting employee for service performed. The related expense is recorded as an operating expense.
On April 25, 2008, SMH issued 178,568 shares of common stock to settle a trade payable in the amount of $89,284 owed to MemoryTen, Inc. MemoryTen, Inc. also received a warrant to purchase an additional 178,568 shares of SMH common stock for $.005 per share. The warrant expires on April 25, 2010.
14. Subsequent Events
On August 12, 2008, our Board of Directors declared a 2 for 1 stock split for shareholders of record on August 29, 2008 effective September 1, 2008. All disclosures in these statements have been adjusted to show the effects of this split per the disclosure requirements of FAS No 128, Earnings Per Share.
On August 12, 2008, we entered into a Subscription Agreement (the “Subscription Agreement”) with MemoryTen, Inc. (the “Subscriber”) and LV Administrative Services, Inc., solely as administrative and collateral agent to the Laurus/Valens Funds (as defined in the Subscription Agreement). Pursuant to the Subscription Agreement, the Subscriber has agreed to convert $500,000 of outstanding accounts receivable owing from us into shares of our common stock at a price of $.615 per share. In addition, the Subscriber agreed to purchase 813,008 additional shares of our common stock by providing us with $500,000 of additional inventory. Thereafter, until December 31, 2013, we have agreed to issue a warrant to purchase 300,000 shares of our common stock at an exercise price of $.50 per share as additional consideration for each $500,000 of inventory sold by the Subscriber to us.
In addition, the Subscriber will have the right to acquire our Memory Component Distribution Business (as defined in the Subscription Agreement) under certain circumstances such as bankruptcy or the proposed sale of the Memory Component Distribution Business.

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
Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include:
•	our ability to generate sufficient cash flows to operate;

•	availability of capital;

•	general economic conditions;

•	currency exchange volatility;

•	the risks associated with acquiring and integrating new businesses;

•	demand for our products;

•	labor and other costs of producing and selling our products;

•	the strength and financial resources of our competitors;

•	regulatory risks and developments;

•	vendor management;

•	threatened and pending litigation;

•	our ability to find and retain skilled personnel; and

•	the lack of liquidity of our common stock.

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
Overview
We are a holding company, our subsidiaries develop, assemble and market branded computer systems and peripherals direct to end-users and channel partners and specialize in developing branded computing solutions used in standard operating environments. As the applications that we serve expand, and as the complexity of these applications increases, the need for the customization of our products in these applications also increases. Our subsidiaries also develop and market memory solutions, based on FLASH and Dynamic Random Access Memory (DRAM) technologies, primarily direct to end-users. Specialization is focused on providing DRAM memory modules, FLASH drives and memory cards used in standard operating environments. Our DRAM products target niche computing applications including switches, routers, high-end servers, workstations, desktops and notebooks. Our primary customers range from the Fortune 1000 to individual consumers in the United States.
Executive Summary
Two-For-One Forward Split
On August 12, 2008, our Board of Directors declared a two-for-one stock forward split for shareholders of record on August 29, 2008 effective September 1, 2008. All per share amounts disclosed in this quarterly report and related notes have been adjusted to show the effects of this forward split and the one-for-nine reverse split disclosed later in the executive summary.
Purchase of Vision Computer, Inc.
On September 26, 2006, our subsidiary, Silicon Mountain Memory, Inc., acquired substantially all the assets and certain liabilities of VCI, an Arizona based company that manufactures custom tower and rackmount servers, office and graphic workstations, and network attached storage servers. VCI was acquired to diversify product offerings. Pursuant to the SFAS No. 141, Business Combinations (“SFAS 141”), the transaction is being accounted for using the purchase method of accounting. The total consideration for the acquisition was $3,205,415, comprised of $3.0 million in cash and $0.2 million for legal expenses. Subsequently, SMM recorded a purchase price adjustment resulting in a net purchase price of $3,237,058.
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
SMM Acquisition
On August 28, 2007, we consummated a stock exchange with SMM pursuant to which we issued an aggregate of 10,131,020 post-split shares of our common stock for all of SMM’s outstanding common stock (other than shares as to which a stockholder validly exercised and perfected dissenters’ rights in compliance with Colorado law). As further explained in our proxy statement filed with the SEC and distributed to our stockholders on July 24, 2007, pursuant to the stock exchange, outstanding options to purchase shares of SMM’s common stock were converted into options to purchase shares of our common stock. Additionally, outstanding warrants to acquire shares of SMM’s common stock were converted into warrants to acquire shares of our common stock, SMM’s stock incentive plan became a stock incentive plan covering our common stock and options to purchase shares of our common stock, and SMM’s former convertible debt obligations, for which we now are also liable, now are convertible into shares of our common stock. This stock exchange transaction is referred to as the “SMM Acquisition.”
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
One-For-Nine Reverse Split
Immediately prior to the SMM Acquisition, we affected a one-for-nine reverse split of our outstanding common stock, which resulted in our outstanding common stock immediately prior to consummation of the SMM Acquisition being reduced from 7,650,000 shares to 850,000 post-split shares.
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
The Company is currently in litigation with two trade vendors. The Company has recorded a liability related to the vendor claims of $43,747. At this time, we are unable to determine the outcome of this litigation.

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
Corporate Information
Our principal executive office is located at 4755 Walnut Street, Boulder, Colorado 80301, and our telephone number is (303) 938-1155. Our websites are located at www.slcmholdings.com, www.smmdirect.com, www.visionman.com and www.widowpc.com.
Results of Operations
The following table sets forth consolidated operating data expressed as a percentage of sales for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	88.3	78.6	87.5	78.6
Gross Margin	11.7	21.4	12.5	21.4
Operating Costs:
Selling Expenses	12.9	8.6	13.0	8.7
General & Administrative	27.3	10.1	37.7	10.0
Depreciation & Amortization	11.0	3.2	7.3	3.2
Loss from Operations	(39.5)	(0.6)	(45.5)	(0.6)
Other Expense, Net	(7.8)	(4.0)	(5.8)	(3.7)
Pre-Tax Loss	(47.3)	(4.6)	(51.3)	(4.2)
Income Tax Benefit	(.1)	1.6	.6	1.5
Net Loss	(47.4)%	(3.0)%	(50.7)%	(2.7)%

(1)	Columns may not add due to rounding.
Sales for the three months ended June 30, 2008 were $3.9 million compared to $7.2 million for the three months ended June 30, 2007. Sales for the six months ended June 30, 2008 were $8.9 million compared to $14.9 million for the six months ended June 30, 2007. The decrease in sales for the three and six months ended June 30, 2008 is primarily related to lower system sales and the continued decline in the memory market. The decrease in sales in the memory segment is primarily attributable to the decline in average selling price of memory over the last twelve months.
Cost of Goods Sold was $3.5 million for the three months ended June 30, 2008, or 88.3% of sales, compared to $5.7 million, or 78.6% of sales for the three months ended June 30, 2007. Cost of Goods Sold for the six months ended June 30, 2008 was $7.8 million, or 87.5% of sales, compared to $11.7 million, or 78.6% of sales for the six months ended June 30, 2007. The decrease in cost of goods sold during the three and six months ended June 30, 2008 was primarily due to lower sales, which was partially offset by higher freight expense, and the increase in cost of sales as a percentage of sales was primarily due to lower margins on systems and memory sales, compared to the same periods in 2007.

Selling, general and administrative, and depreciation and amortization expenses were $2.0 million for the three months ended June 30, 2008 compared to $1.6 million for the three months ended June 30, 2007. Selling, general and administrative, and depreciation and amortization expenses were $5.2 million for the six months ended June 30, 2008 compared to $3.3 million for the three months ended June 30, 2007. The increase is due to booking of restructuring accrual in the first quarter of 2008, increased legal and professional fees in 2008 and increased amortization expense related to loan fees.
Total other expense, net, for the three months ended June 30, 2008, was $.3 million compared to $.3 million for the six months ended June 30, 2007. Total other expense, net, for the six months ended June 30, 2008, was $.5 million compared to $.5 million for the six months ended June 30, 2007. Other expense is primarily interest expense.
The Company recorded income tax expense of $2,400 during the three months ended June 30, 2008 compared to an income tax benefit for the three months ended June 30, 2007 of $118,000. The Company recorded income tax benefits of $51,167 and $231,000 for the six months ended June 30, 2008 and 2007 respectively.
Liquidity and Capital Resources
Our principal source of liquidity is borrowings under our credit facility. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements, including funding of losses from operations.
Going Concern
For the quarter ended June 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues and control our expense. Based upon current plans, we will incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We incurred a net loss of $4.5 million for the six months ended June 30, 2008 and had a working capital deficit of $2.8 million at June 30, 2008. Our working capital at June 30, 2008 will not be sufficient to meet our objectives.
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
Debt Financing
On September 25, 2006, SMM entered into a security and purchase agreement among SMM, VCI Systems and Laurus Master Fund, Ltd., an institutional accredited investor (the “Lender”) (as amended from time to time, the “Security and Purchase Agreement”), pursuant to which the Lender agreed to loan up to $8,500,000 to SMM and VCI Systems (the “Loan”). On August 28, 2007, following the SMM Acquisition more fully described above, we entered into a Master Security Agreement, a Joinder Agreement, a Registration Rights Agreement, and Guaranty, which are included as Exhibits to our Current Report on Form 8-K filed on September 4, 2007, among other documents (the “Loan Documents”), with Lender and certain affiliates. Pursuant to the Loan Documents, we agreed to become a party to the Security and Purchase Agreement and Stock Pledge Agreement, which were included as Exhibits to the same Current Report on Form 8-K, and certain of the debt financing documents that our wholly-owned subsidiary, SMM, had entered into with the Lender in September 2006. As a result, the Company, SMM and VCI Systems are jointly and severally liable for the amounts due under the Loan and are referred to in this “Debt Financing” section as the “Borrowers.” Silicon Mountain, SMM and VCI Systems also may be referred to as the “Companies.”

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
The Loan consists of a $3,500,000 secured revolving credit facility (the “Revolving Note”), a $2,500,000 secured nonconvertible term note (the “Term Note”) and a $2,500,000 secured convertible term note (the “Convertible Note”). The Revolving Note, the Term Note and the Convertible Note are referred to collectively as the “Notes.” Each of the Notes matures on September 25, 2009. The following describes the material terms of each Note and of the Loan. The Lender’s prime rate at the inception of the Loan was 8.25%. On June 30, 2008, the Lender’s prime rate was 5%.
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
The Convertible Note originally provided for a conversion price per share of $1.85 as adjusted. Pursuant to the Omnibus Amendment, the Convertible Note currently provides for a conversion price per share of $1.85 as adjusted, except that the conversion price was $.50 per share with respect to the first $200,000 of principal amount converted under the Convertible Note. Immediately upon the effectiveness of the Omnibus Amendment, the Holders converted $200,000 in the aggregate of the outstanding principal balance of the Convertible Note at the fixed per share conversion price of $.50. As a result, upon receipt by the Holders of the common stock issuable in respect to this conversion, the principal portion of the monthly payments due and owing under the Convertible Note in the months of April 2008, May 2008, June 2008 and July 2008 will be deemed to be paid and satisfied.
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

The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. Between July 1, 2008 and September 30, 2009, we are obligated to pay $4,400,000 in aggregate principal payments. Neither the Company’s cash currently on hand ($93,255 at June 30, 2008) nor are the Company’s current operations sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to do so, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.
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
The Borrowers have agreed to certain covenants made in conjunction with the Loan that remain in effect during the term of the Loan that, among others, limit the Companies’ ability to and/or obligate the Companies as described below. The Loan documents contain certain customary obligations, covenants and events of default in addition to those identified below. Following and during an event of default and following written notice by Lender, Lender may accelerate the Loan, terminate the Security and Purchase Agreement and certain ancillary documents and may take possession of and foreclose on the collateral, which includes the Borrowers’ assets, intellectual property and pledged stock. In addition:
•	Under the Loan documents, we (and SMM and VCI Systems in some cases) agreed to:

•	List the shares underlying the Convertible Note and warrants issued to the Holders following the SMM Acquisition on the principal trading exchange or market for Silicon Mountain’s common stock;

•	Consummate the SMM Acquisition within 180 days of the closing of the Loan (which subsequently was extended to August 31, 2007); and

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

Issuance of Securities as Part of Debt Facility
Pursuant to the Loan Documents and as a result of the SMM Acquisition, we issued to the Lender two warrants to purchase shares of our common stock in exchange for two warrants previously issued by SMM to the Lender. We issued to the Lender one warrant exercisable for 3,980,000 shares of our common stock at $.005 per share, which is equivalent to approximately 20% of our outstanding stock on a fully diluted basis. The Lender has agreed that it will not exercise that portion of either warrant which would cause the Lender to beneficially own more than 9.99% of our common stock at any time unless the Lender gives a 61-day notice to waive this restriction or unless there is an event of default under the financing documents by any of the Borrowers. The shares received by the Lender on exercise of either warrant and in connection with the financing cannot be sold, unless there is an event of default as contemplated by the Loan Documents, until August 27, 2008, the one year anniversary of the SMM Acquisition (more fully described below). Thereafter, during any month, sales of these shares cannot exceed 25% of the trailing monthly dollar volume of the stock. The Lender also is prohibited from entering into short sales of our stock or warrants while any amount under any Note remains outstanding. The second warrant is exercisable for 36,624 shares of our common stock at $.005 per share on substantially the same terms as the first warrant.
In conjunction with the Amendment, the Company issued a warrant to each Holder to purchase (i) in respect to Laurus, 210,202 shares of our common stock, (ii) in respect to Valens Offshore, 17,272 shares of our common stock, (iii) in respect to Valens U.S., 11,174 shares of our common stock, and (iv) in respect to PSource, 111,354 shares of our common stock, for an aggregate of 350,002 shares of our common stock. Each warrant is exercisable at $.005 per share. A form of warrant was included as Exhibit 10.2 to our Form 8-K filed on March 20, 2008. The Lender has agreed it will not exercise that portion of either warrant which would cause the Lender to beneficially own more than 9.99% of our common stock at any time unless the Lender gives a 61-day notice to waive (which waiver may not be utilized in certain circumstances) this restriction or unless there is an event of default under the financing documents by any of the Companies. The shares received by a holder of one of the foregoing warrants on exercise of its warrant cannot be sold, unless there is an event of default as contemplated by the warrant, until August 27, 2008, and thereafter during any month sales of these shares cannot exceed 25% of the trailing monthly dollar volume of the stock.
Pursuant to the terms of the Registration Rights Agreement, which was included as an Exhibit to our Current Report on Form 8-K filed on September 4, 2007, within 60 days after the closing of the SMM Acquisition, we were required to file a registration statement with the SEC to register the resale of the stock issuable upon conversion of the Convertible Note and the resale of the stock issuable upon exercise of the warrants and to have the registration statement declared effective within 180 days of the closing of the SMM Acquisition. Laurus has subsequently agreed to extend the deadline for having the registration statement declared effective to 45 days following the date we receive a report from our independent auditors regarding our financial statements for the fiscal year ended December 31, 2007. More recently, Laurus agreed that we should withdraw the registration statement and that it would further extend the deadline for having the registration statement declared effective. It is not clear whether Laurus believes the definitive terms of these extensions have been finalized. We are subject to liquidated damage fees of 0.5% of the original principal amount of the Convertible Note per month for each month that the filing or effectiveness of the registration statement is late in addition to certain other events. The maximum allowable amount of such damages is 10% of the original principal amount of the Convertible Note. On August 5, 2008, with the consent of Laurus, we filed a request with the SEC to withdraw our Registration Statement on Form S-1, and on August 6, 2008, we received notice from the SEC that our request was granted.
On March 14, 2008, as a condition to the Holders entering into the Amendment and Side Letter, we sold an aggregate of 600,000 shares of our common stock and warrants to purchase an aggregate 600,000 shares of our common stock to three individual accredited investors pursuant to Subscription Agreements, the form of which was included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 20, 2008. For each $.50 of consideration paid, the investors received one share of our common stock and a warrant to acquire one share of our common stock. The warrants have an exercise price of $.005 per share and expire within 7 years from the date of issuance. RayneMark Investments LLC, of which Mark Crossen, a member of our Board of Directors, is the executive director and majority owner, invested $250,000, and Mickey Fain, who at the time was a member of our Board of Directors, invested $25,000. The third investor, also an accredited investor, invested $25,000. A copy of the warrants granted in these transactions was included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 20, 2008.

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

Agreement with MemoryTen, Inc.
Effective as of April 25, 2008, we entered into a Release and Settlement Agreement with MemoryTen, Inc., a California corporation (“MemoryTen”), and Kenneth P. Olsen. MemoryTen sells certain computer memory products and devices to us periodically. Pursuant to the Release and Settlement Agreement, we agreed to pay to MemoryTen 178,568 shares of our common stock, together with a warrant to purchase 178,568 shares of our common stock at an exercise price of $.005 per share exercisable on or before April 24, 2010, in exchange for MemoryTen’s release of any and all claims MemoryTen or its affiliates may have against the Company and its affiliates arising from certain invoices in the aggregate amount of $89,284 for products and devices delivered to the Company by MemoryTen. At the request of MemoryTen, the warrant and 178,568 shares of our common stock were issued to Kenneth P. Olsen.
Cash Flows
Cash Flows from Operating Activities. Net cash used by operating activities was $0.3 million during the six months ended June 30, 2008 as compared to $0.2 million of cash used in operating activities during the six months ended June 30, 2007.
Cash Flows from Investing Activities. Net cash flows used in investing activities was $20,554 during the six months ended June 30, 2008 as compared to $143,113 during the six months ended June 30, 2007. The decrease in cash used in investing activities in 2008 was related to lower equipment purchases in the first half of 2008 as compared to the first half of 2007.
Cash Flows from Financing Activities. Net cash flows provided by financing activities during the six months ended June 30, 2008 was $.4 million as compared to $.4 million during the six months ended June 30, 2007.

Capital Expenditures
Capital expenditures for the six months ended June 30, 2008 were $20,554 as compared to $143,113 for the six months ended June 30, 2007. The primary use of capital during the period ended June 30, 2008 and 2007 were for infrastructure-related equipment. As of June 30, 2008, contractual commitments for capital purchases were not material.
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
Assessment of Future Liquidity
Our current cash resources will not be sufficient to meet our requirements for the next 12 months. We will need to raise additional capital to support working capital expansion, to cover any operating loss, to develop new or enhanced applications, services and product offerings, to respond to competitive pressures, to acquire complementary businesses or technologies or to take advantage of unanticipated opportunities. We will need to raise the additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. There is no assurance that we will be able to raise the needed amounts on reasonable terms, or at all.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive and chief financial officers have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2008. These officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to design and install effective disclosure controls and procedures in the third quarter of 2008.
Changes in Internal Control over Financial Reporting
On May 16, 2008, the audit committee of our Board of Directors received a letter from our independent auditors identifying the following significant deficiencies to be material weaknesses: “Based on our observations and discussions with Company personnel, it does not appear that there is an adequate level of accounting staffing to allow sufficient time for the accounting department to (i) perform a review, (ii) to adequately prepare for our annual audit, (iii) research all applicable accounting pronouncements as it relates to the Company’s financial statements and the underlying disclosures, and (iv) to timely prepare its 10-KSB along with its financial statement disclosure schedules. Inadequate levels of accounting personnel have caused the Company difficulty in filing its 10-KSB within the required time frame.”
The auditors also advised the Company of certain control deficiencies with are “less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.” The Company, through its audit committee and management, intends to analyze and address the deficiencies identified.

Subsequent to the date of our independent auditors’ evaluation, as described above, we have not made any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
On April 1, 2008, the Company issued 54,342 shares of Common Stock to a former employee for services rendered by the former employee for the Company’s benefit. The issuance of common described in this paragraph was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The shares of Common Stock were exempt from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities, (ii) the recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering, (iii) the recipient had knowledge and experience in financial and business matters so that he or she was capable of evaluating the merits and risks of an investment in the Company, and (iv) the employee received “restricted securities” that include a restrictive legend on the certificate.
On April 1, 2008, the Company issued 100,000 shares of Common Stock to a consultant for services rendered or to be rendered. The issuance of common stock and warrant described in this paragraph was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933. These transactions qualified for exemption from registration because (i) the securities were issued to an accredited investor only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the recipient had knowledge and experience in financial and business matters so that he, she or it was capable of evaluating the merits and risks of an investment in the Company; and (v) the recipient received “restricted securities” that include a restrictive legend on the certificate.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information.
On August 12, 2008, our Board of Directors declared a two-for-one stock split for shareholders of record on August 29, 2008 effective September 1, 2008.

On August 12, 2008, we entered into a Subscription Agreement (the “Subscription Agreement”) with MemoryTen, Inc. (the “Subscriber”) and LV Administrative Services, Inc., solely as administrative and collateral agent to the Laurus/Valens Funds (as defined in the Subscription Agreement). Pursuant to the Subscription Agreement, the Subscriber has agreed to convert $500,000 of outstanding accounts receivable owing from the us into shares of our common stock at a price of $.615 per share (before giving effect to the two-for-one stock split announced by us on August 13, 2008). In addition, the Subscriber agreed to purchase 813,008 additional shares of our common stock (before giving effect to such stock split) by providing us with $500,000 of additional inventory. Thereafter, until December 31, 2013, we have agreed to issue a warrant to purchase 300,000 shares of the our common stock at an exercise price of $.50 per share as additional consideration for each $500,000 of inventory sold by the Subscriber to us. In addition, the Subscriber will have the right to acquire our Memory Component Distribution Business (as defined in the Subscription Agreement) under certain circumstances such as bankruptcy or the proposed sale of the Memory Component Distribution Business.
The Company currently being sued by two trade vendors. Total amount of debt owed to the two vendors is $43,747. Although the Company is making this information available under this Item 5 of Part II, the Company believes this information is not required under Item 1 of Part II above.
Item 6. Exhibits
(a) Exhibit Index. The following exhibits are included herein:

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006(1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006(1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006(1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007(4)
10.15	Omnibus Amendment dated as of March 18, 2008(5)
10.16	Form of Common Stock Purchase Warrant(5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008(5)
10.18	Form of Common Stock Purchase Warrant(5)
10.19	Form of Subscription Agreement(5)
10.20	Settlement and Release Agreement dated as of April 25, 2008(6)
10.21	Form of Common Stock Purchase Warrant(6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008(6)
10.23	Form of Common Stock Purchase Warrant(6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008(6)
10.25	Subscription Agreement with MemoryTen, Inc., dated August 12, 2008 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2009 (File No. 000-11284).

(7)	Incorporated by reference from our Current Report on Form 8-k filed on August 15, 2008 (File No. 000-11284).

(8)	Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 19th day of August 2008.

SILICON MOUNTAIN HOLDINGS, INC.
By:	/s/ Rudolph (Tré) A. Cates III
Rudolph (Tré) A. Cates III,
President, Chief Executive Officer and Director

By:	/s/ Dennis Clark
Dennis Clark
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006(1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006(1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006(1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007(4)
10.15	Omnibus Amendment dated as of March 18, 2008(5)
10.16	Form of Common Stock Purchase Warrant(5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008(5)
10.18	Form of Common Stock Purchase Warrant(5)
10.19	Form of Subscription Agreement(5)
10.20	Settlement and Release Agreement dated as of April 25, 2008(6)
10.21	Form of Common Stock Purchase Warrant(6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008(6)
10.23	Form of Common Stock Purchase Warrant(6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008(6)
10.25	Subscription Agreement with MemoryTen, Inc., dated August 12, 2008 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2009 (File No. 000-11284).

(7)	Incorporated by reference from our Current Report on Form 8-k filed on August 15, 2008 (File No. 000-11284).

(8)	Filed herewith.