Form 10KSB/A
period 2007-12-31
Silicon Mountain Holdings, Inc.
filed 2008-10-24
CIK 723928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 2.

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-11284

SILICON MOUNTAIN HOLDINGS, INC.
(Name of small business issuer in its charter)

Colorado	84-0910490
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

4755 Walnut Street	80301
Boulder, Colorado	(Zip Code)
(Address of Principal Executive Offices)
(303) 938-1155
(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None
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
Transitional Small Business disclosure format (check one): Yes ☐ No ☑

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-KSB/A of Silicon Mountain Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2007 is being filed in response to comments the Company received from the SEC regarding the Company’s evaluation of disclosure controls and procedures. This amendment contains a revised Item 8A(T) and updated certifications from our Principal Executive Officer and Principal Financial Officer.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of Item 8A(T), as amended in this Amendment No. 2, is set forth herein. The remainder of the Company’s Amendment No. 1 to the Annual Report on Form 10-KSB/A (filed on May 19, 2008) is unchanged.

PART II

Item 8A(T). Controls and Procedures	1

SIGNATURES	3

Exhibit Index	4

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certifications of CEO and CFO Pursuant to Section 906

Item 8A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our chief executive and chief financial officers, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2007. Based on that evaluation, the Company’s management, including our chief executive and chief financial officers, concluded that as of December 31, 2007, our disclosure controls and procedures were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company intends to design and install effective controls in the third quarter of 2008.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is defined to mean a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management has evaluated, in accordance with the requirements of Exchange Act Rules 13a-15(c) and 15d-15(c), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our internal controls and procedures over financial reporting were not effective, and there were deficiencies in these controls and procedures.
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

1

The auditors also advised the Company of certain control deficiencies with are “less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.” The Company, through its audit committee and management, intends to analyze and address the deficiencies identified.
This Amendment No. 2 does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Amendment No. 2.
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
Changes in Internal Control Over Financial Reporting
In accordance with the requirements of Exchange Act Rules 13a-15(d) and 15d-15(d), management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. As a result of this evaluation, management has concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected or were reasonably likely to materially affect our internal control over financial reporting.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Boulder, State of Colorado, on this 24th day of October, 2008.
SILICON MOUNTAIN HOLDINGS, INC.

By:	/s/ Rudolph (Tré) A. Cates III

Rudolph (Tré) A. Cates III,
President, Chief Executive Officer and Director

By:	/s/ Dennis Clark

Dennis Clark,
Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment No. 2 to Form 10-KSB/A, as amended, has been signed by the following persons in the capacities and on the dates stated.

By:	/s/ Rudolph (Tré) A. Cates III

Rudolph (Tré) A. Cates III, Sole Director
Date: October 24, 2008

3

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(6)	Filed herewith.

4