Form 10-Q/A
period 2008-03-31
Silicon Mountain Holdings, Inc.
filed 2008-10-24
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
Form 10-Q/A

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Silicon Mountain Holdings, Inc. (the “Company”) for the quarterly period ended March 31, 2008 is being filed in response to comments the Company received from the SEC regarding the Company’s evaluation of disclosure controls and procedures. This amendment contains a revised Item 4T and updated certifications from our Principal Executive Officer and Principal Financial Officer.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of Item 4T, as amended in this Amendment No. 1, is set forth herein. The remainder of the Company’s Form 10-Q for the period ended March 31, 2008 (filed on May 20, 2008) is unchanged.

SILICON MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q/A

Item 4T. Controls and Procedures	1

SIGNATURES	3

Exhibit Index	4

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our chief executive and chief financial officers, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2008. Based on that evaluation, the Company’s management, including our chief executive and chief financial officers, concluded that as of March 31, 2008, our disclosure controls and procedures were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company intends to design and install effective controls in the third quarter of 2008.
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
(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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
Changes in Internal Control Over Financial Reporting
In accordance with the requirements of Exchange Act Rules 13a-15(d) and 15d-15(d), management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. As a result of this evaluation, management has concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or were reasonably likely to materially affect our internal control over financial reporting.

2

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 24th, day of October 2008.
SILICON MOUNTAIN HOLDINGS, INC.

By:	/s/ Rudolph (Tré) A. Cates III
Rudolph (Tré) A. Cates III,
President, Chief Executive Officer and Director

By:	/s/ Dennis Clark
Dennis Clark,
Chief Financial Officer

3

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(7)	Filed herewith.

4