Form 10-Q/A
period 2008-06-30
Silicon Mountain Holdings, Inc.
filed 2008-10-24
CIK 723928

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
(Do not check if a smaller reporting
company)

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q of Silicon Mountain Holdings, Inc. (the “Company”) for the quarterly period ended June 30, 2008 is being filed in response to comments the Company received from the SEC regarding the Company’s evaluation of disclosure controls and procedures. This amendment contains a revised Item 4T and updated certifications from our Principal Executive Officer and Principal Financial Officer.
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of Item 4T, as amended in this Amendment No. 1, is set forth herein. The remainder of the Company’s Form 10-Q for the period ended June 30, 2008 (filed on August 19, 2008) is unchanged.

SILICON MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q/A

Item 4T. Controls and Procedures	2

SIGNATURES	3

Exhibit Index	4

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our chief executive and chief financial officers, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2008. Based on that evaluation, the Company’s management, including our chief executive and chief financial officers, concluded that as of June 30, 2008, our disclosure controls and procedures were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company intends to design and install effective controls in the third quarter of 2008.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is defined to mean a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that
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
Changes in Internal Control Over Financial Reporting
In accordance with the requirements of Exchange Act Rules 13a-15(d) and 15d-15(d), management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. As a result of this evaluation, management has concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or were reasonably likely to materially affect our internal control over financial reporting.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 24th day of October 2008.

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