Form 10-Q
period 2008-09-30
Silicon Mountain Holdings, Inc.
filed 2008-11-14
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 14,325,162 outstanding as of November 14, 2008.
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
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current Assets
Cash	$38,224	$21,993
Accounts receivable, net	1,358,712	1,898,324
Inventory, net	367,141	837,086
Prepaid and other current assets	212,095	161,623

Total current assets	1,976,172	2,919,026
Property and equipment, net	198,566	429,900
Note receivable	152,647	155,050
Intangible Assets, net	3,861,006	3,237,953
Goodwill	191,775	191,775
Other assets	51,350	35,486

Total Assets	$6,431,516	$6,969,190

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable	$1,805,064	$1,927,538
Accrued expenses and other current liabilities	813,312	961,767
Note payable to related parties	195,186	181,557
Current portion of lease liability	167,363	—
Current portion of capital leases liability	8,385	11,390
Revolving credit facility	1,956,353	—
Current maturities of notes payable	4,292,892	1,073,529

Total current liabilities	9,238,555	4,155,781
Operating lease liability, less current portion	1,251,018
Capital lease liability, less current portion	19,837	26,290
Revolving credit facility	—	1,309,995
Long-term debt, less current maturities	—	3,460,486

Total Liabilities	10,509,410	8,952,552
Commitments and Contingencies
Stockholders’ (Deficit)
Preferred stock, $.001 par value; 3,000,000 authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 30,000,000 authorized; 13,991,300 and 10,816,628 shares issued, and outstanding, respectively	13,991	10,922
Additional Paid-in Capital	5,709,813	1,685,109
Accumulated Deficit	(9,801,698)	(3,679,393)

Total Stockholders’ (Deficit)	(4,077,894)	(1,983,362)

Total Liabilities and Stockholders’ (Deficit)	$6,431,516	$6,969,190

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$3,614,379	$6,653,800	$12,547,415	$21,575,850
Cost of goods sold	3,105,445	5,258,950	10,922,836	16,988,637

Gross margin	508,934	1,394,850	1,624,579	4,587,213
Operating costs:
Selling expenses	441,728	615,975	1,605,233	1,914,306
General and administrative expenses	1,020,824	1,165,543	4,384,330	2,711,005
Depreciation and amortization	464,889	56,398	1,115,941	421,458

Total operating costs	1,927,441	1,837,916	7,105,504	5,046,769

Loss from operations	(1,418,507)	(443,066)	(5,480,925)	(459,556)

Other income (expense):
Other income (expense)	49,673	—	62,214	—
Loss on disposal of fixed assets	(10,435)	—	(53,977)	(17,071)
Interest expense, net	(206,715)	(304,315)	(695,814)	(900,405)

Total other income (expense)	(167,477)	(304,315)	(687,577)	(917,476)

Pre-tax loss	(1,585,984)	(747,381)	(6,168,502)	(1,377,032)
Income tax benefit (expense)	(4,971)	(292,980)	46,196	(61,980)

Net loss	$(1,590,955)	$(1,040,361)	$(6,122,306)	$(1,439,012)

Basic and diluted net loss per share	$(0.12)	$(0.10)	$(.50)	$(0.14)

Weighted average shares — basic and diluted	13,139,443	10,074,470	12,354,494	10,074,470

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2008		2007

Cash flows from operating activities:
Net loss		$(6,122,306)	$(1,439,012)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		190,994	421,478
Amortization of loan origination costs		664,377	177,858
Amortization of intangibles		260,570
Amortization of debt discount		182,119	199,100
Stock based compensation expense		769,379	178,950
Loss on disposal of fixed assets		60,894	17,071
Gain on forgiveness of debt		62,214
Bad debt expense		14,180
Inventory obsolescence		121,000
Deferred taxes			(61,980)
Changes in operating assets and liabilities:
Accounts receivable		644,564	(99,660)
Inventories		348,944	45,191
Prepaid expenses and other current assets		41,880	4,497
Accounts payable		919,956	122,693
Accrued expenses and other current liabilities		1,164,421	(7,650)

Net cash provided by (used in) operating activities		(676,814)	(441,464)

Cash flows from investing activities:
Purchase of property and equipment			(149,572)
Capitalized software development costs			(22,344)
Asset acquisition of WidowPC			(165,000)
Proceeds from sale of Z-Axis LLC		(20,554)	60,000

Net cash (used in) investing activities		(20,554)	(276,916)

Cash flows from financing activities:

Principal payments on notes payable		(150,000)
Proceeds from line of credit		13,661,862	22,014,572
Repayments on line of credit		(13,088,745)	(21,500,712)
Repayments of capital leases		(9,458)	(20,915)
Proceeds from issuance of common stock		300,000

Net cash provided by (used in) financing activities		713,659	492,945

Increase (decrease) in cash and cash equivalents		16,291	(225,435)
Cash and cash equivalents at beginning of period		21,933	356,311

Cash and cash equivalents at end of period		$38,224	$130,876

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest		$491,725	$510,984

Cash paid (received) for income taxes		$(51,367)	$850

Cash received for note receivable	$		$31,297

Supplemental Schedule of Non-Cash Financing Activities:
Conversion of accounts payable to common stock		$1,089,284	$0

Conversion of note payable and interest to common stock		$212,407	$0

Stock issued for services		$205,354	$0

Warrants issued in connection with loan agreement		$1,548,000	$0

See accompanying notes to condensed consolidated financial statements.

1. Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of Silicon Mountain Holdings, Inc. (“Silicon Mountain,” the “Company,” the “Registrant,” “SMH,” “we” or “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements include the accounts of Silicon Mountain Holdings, Inc. and all of its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
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
The Company earns revenue from the sale of its custom servers, workstations, media center computing devices, storage devices, gaming machines and memory upgrades, but does not separate sales of different product lines into operating segments.
The Company disclosed in Note 1 to its audited financial statements for the year ended December 31, 2007, those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to or application of the accounting policies previously identified and described in the Company’s audited financial statements set forth in our amended Form 10-KSB/A filed with the SEC on May 19, 2008.
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

3. Summary of Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of Silicon Mountain Holdings, Inc. (“SMH”) and its wholly-owned subsidiary, Silicon Mountain Memory, Inc. (“SMM”) and its wholly-owned subsidiary, VCI Systems, Inc. (“VCI”). All significant intercompany transactions and balances have been eliminated in consolidation.
Reclassifications — Certain prior year amounts have been reclassified to conform with current year presentation. Such reclassifications had no effect on net income or loss.
Cash and Cash Equivalents — Cash and cash equivalents are defined as cash on hand and cash in bank accounts.
Accounts Receivable — Accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate reserve against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, aging of the receivables, including assessing the probability of collection and the current creditworthiness of each customer. The Company considers all balances past due if unpaid 30 days after invoicing. The allowance for doubtful accounts totaled $40,000 and $74,591, respectively, as of September 30, 2008 and December 31, 2007.
Inventory — Inventory consists of wholesale goods held for resale. Inventory is stated at the lower of cost or market, as calculated using the first in — first out method. We regularly evaluate the reliability of our inventory based on a combination of factors including the following: forecasted sales, new product introductions, product end-of-life dates, estimated current and future market values as well as other factors. If circumstances related to our inventories change, estimates of the reliability of inventory could materially change. The Company records provisions for slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value. The Company recorded an allowance of $257,000 and $136,000 as of September 30, 2008 and December 31, 2007, respectively.
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
Impairment of Long-Lived Assets — SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable or at least annually in the fourth quarter. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The fair value of impaired assets is determined based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of trademarks, customer lists, and reseller relationships. The Company has not recorded an impairment loss on its intangible assets for the nine months ended September 30, 2008 and 2007, respectively.
Accrued Expenses — In the first quarter of 2008, the Company’s management decided to consolidate its Arizona operations into the California facilities. As a result, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded significant restructuring charges, in connection with our abandonment of certain leased facilities through our office consolidations. The lease abandonment costs were estimated to include remaining lease liabilities. The Company recorded $1,451,000 in restructuring charges in the first quarter of 2008.

Share-Based Payments — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period.
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
Credit Risk and Concentrations — A concentration of credit risk may exist with respect to trade receivables. We perform ongoing credit evaluations on a significant number of our customers and collateral from our customers is generally not required. Three customers accounted for 53% of trade receivables as of September 30, 2008. Approximately 53% and 45% of the Company’s sales were to its largest customer during the nine months ended September 30, 2008 and 2007, respectively.
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
Upon the adoption of FIN 48, we had no unrecognized tax positions. During the nine months ended September 30, 2008, we recognized no adjustments for uncertain tax positions.
We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2008 and December 31, 2007.
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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements", including an amendment of ARB No. 51 (“SFAS No. 160”) which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of SFAS No. 160 is for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement is effective for us during the first quarter of 2009. We are currently evaluating the impact the adoption of SFAS No. 160 may have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for us on January 1, 2008. The implementation of this statement had no material impact on our financial position, cash flows and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not provide for any new fair value measurements and applies to existing pronouncements that require fair value measurement. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, which for the Company is 2008. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.
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

4. Z-Axis Acquisition of Silicon Mountain Memory, Inc.
The Stock Exchange
On August 28, 2007, the Company consummated a stock exchange (the “Exchange”) with SMM pursuant to the Stock Exchange Agreement, dated May 7, 2006 (the “Exchange Agreement”). Pursuant to the Exchange, the Company acquired all of the issued and outstanding capital stock of SMM, and in exchange the Company issued 10,131,020 shares of common stock, par value $.001 per share, to the former SMM stockholders. In the Exchange, SMM stockholders received approximately .55 shares of post-split common stock for each share of SMM common stock owned by them. The Company also exchanged warrants with the existing SMM warrant holders. Upon the consummation of the Exchange and as further described below, the board and management of SMM became the board and management of the Company.
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
As part of the Exchange, the Company assumed SMM’s existing 2003 Equity Incentive Plan and all the outstanding vested and unvested stock options of SMM issued pursuant to the plan, as more fully described in the Proxy on Schedule 14A filed with the SEC on July 24, 2007. The number of outstanding stock options was adjusted using the same exchange ratio as described above.
Holders of 93% of SMM’s common stock prior to the Exchange and certain holders of common stock entered into lockup agreements pursuant to which they agreed, subject to certain exceptions, not to sell, sell short, grant an option to buy, or otherwise dispose of any shares of common stock for a period of twelve months following the closing of the Exchange.
The LLC Sale
Prior to the closing of the Exchange, the Company’s principal business was to develop and produce video, computer-generated graphics and multimedia presentations used principally in litigation support services. Immediately prior to the Exchange, Z-Axis LLC, a Colorado limited liability company and a wholly-owned subsidiary, held all of the Company’s assets, subject to all of the Company’s liabilities. Concurrent with the closing of the Exchange, the Company sold all of the 1,000 outstanding membership interests in Z-Axis LLC to a limited liability company formed by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”) pursuant to the LLC Interest Sale Agreement dated as of June 30, 2006, between the Company and the Purchasing LLC. Mr. Treibitz and Ms. Kelso were members of the Company’s Board of Directors prior to the closing of the Exchange, and were the chief executive officer and president, respectively, prior to the closing of the Exchange. The purchase price paid by the Purchasing LLC for the Z-Axis LLC membership interests was $300,000 payable in a combination of $60,000 cash, 66,914 post-split shares of stock of the Company that were redeemed from members of the Purchasing LLC, and a promissory note in the face amount of $150,000. As of September 30, 2008 management believes that the collectability of the note receivable is reasonably assured.
As a result of the LLC sale, the Company no longer owns or operates a litigation support services business, and instead solely owns and operates SMM’s business.

Accounting Treatment
The Company’s transaction with SMM was accounted for as a reverse acquisition and purchase accounting was applied to the acquired assets and assumed liabilities of SMM. In form, Z-Axis was the legal acquirer in the transaction and the continuing registrant for SEC reporting purposes. However, due to the majority ownership in the combined entity held by SMM shareholders, SMM was designated the acquirer for accounting purposes and, effective on the transaction date, the historical financial statements of SMM became the historical financial statements of the continuing registrant for all periods prior to the transaction. The per share common stock of SMM was restated retroactively to reflect the change of the par value of the common stock from $0.01 to $0.001 per share. Immediately following the Exchange, the Company changed its name from Z-Axis Corporation to Silicon Mountain Holdings, Inc.
5. Goodwill and Intangible Assets
In accordance with SFAS 142, the Company does not amortize goodwill derived from purchase business combinations. SFAS 142 requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. A significant decline in our stock price, projected revenue, projected earnings growth or projected cash flows are examples of such circumstances. The impairment test involves the use of estimates related to the fair value of the reporting units with which the goodwill is associated. The estimate of fair value requires significant judgment, including future cash flows and discount rates. The Company did not record an impairment of its intangible assets for the three and nine month periods ended September 30, 2008 and 2007, respectively.
Intangible assets recognized in the Company’s acquisitions and asset purchases are being amortized over their estimated lives ranging from 1 to 15 years. The Company capitalized $1,548,000 in financing fees associated with the SMM warrants issued to Laurus during the three months ended June 30, 2008. The following table provides information relating to the Company’s intangible assets as of September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Super PC acquisition:
Customer list	$1,067,616	$(332,080)	$735,536	$1,067,616	$(278,714)	$788,902
WidowPC tradename	165,000	(64,162)	100,838	165,000	(22,915)	142,085
VCI acquisition:
Trademarks	1,565,000	(313,008)	1,251,992	1,565,000	(195,630)	1,369,370
Customer list	647,750	(129,552)	518,198	647,750	(80,970)	566,780

	3,445,366	(838,802)	2,606,564	3,445,366	(578,229)	2,867,137
Loan fees and other miscellaneous	2,215,310	(960,868)	1,254,442	667,310	(296,494)	370,816

Total	$5,660,676	$(1,799,670)	$3,861,006	$4,112,676	$(874,723)	$3,237,953

The estimated amortization of intangible assets for each of the next five year periods is as follows:

Remainder of 2008	$411,517
2009	1,277,205
2010	324,521
2011	292,428
2012	292,452
Thereafter	1,262,883

Total	$3,861,006

6. Long-Term Debt and Short-Term Borrowings
On September 25, 2006, SMM entered into a security and purchase agreement among SMM, VCI Systems and Laurus Master Fund, Ltd., an institutional accredited investor (the “Lender”) (as amended from time to time, the “Security and Purchase Agreement”), pursuant to which the Lender agreed to loan up to $8,500,000 to SMM and VCI Systems (the “Loan”). On August 28, 2007, following the Exchange more fully described above, we entered into a Master Security Agreement, a Joinder Agreement, a Registration Rights Agreement, and Guaranty, which are included as Exhibits to our Current Report on Form 8-K filed on September 4, 2007, among other documents (the “Loan Documents”), with Lender and certain affiliates. Pursuant to the Loan Documents, we agreed to become a party to the Security and Purchase Agreement and Stock Pledge Agreement, which were included as Exhibits to the same Current Report on Form 8-K, and certain of the debt financing documents that our wholly-owned subsidiary, SMM, had entered into with the Lender in September 2006. As a result, the Company, SMM and VCI Systems are jointly and severally liable for the amounts due under the Loan and are referred to in Note 6 as the “Borrowers.” Silicon Mountain, SMM and VCI Systems also may be referred to as the “Companies.”
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
The Loan consists of a $3,500,000 secured revolving credit facility (the “Revolving Note”), a $2,500,000 secured nonconvertible term note (the “Term Note”) and a $2,500,000 secured convertible term note (the “Convertible Note”). The Revolving Note, the Term Note and the Convertible Note are referred to collectively as the “Notes.” Each of the Notes matures on September 25, 2009. The following describes the material terms of each Note and of the Loan. The Lender’s prime rate at the inception of the Loan was 8.25%. On September 30, 2008, the Lender’s prime rate was 5%.
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

Pursuant to the Omnibus Amendment dated as of March 18, 2008 between the Borrowers and the Holders (as defined in Note 13) (the “Omnibus Amendment”), $25,000 of the principal portion of each monthly payment due under the Convertible Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Convertible Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Convertible Note during those months are equal to $33,825.
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
The Convertible Note originally provided for a conversion price per share of $1.85 as adjusted. Pursuant to the Omnibus Amendment, the Convertible Note currently provides for a conversion price per share of $1.85 as adjusted, except that the conversion price was $.50 per share with respect to the first $200,000 of principal amount converted under the Convertible Note. Immediately upon the effectiveness of the Omnibus Amendment, the Holders converted $200,000 in the aggregate of the outstanding principal balance of the Convertible Note at the fixed per share conversion price of $.50. As a result, upon receipt by the Holders of the common stock issuable in respect to this conversion, the principal portion of the monthly payments due and owing under the Convertible Note in the months of April 2008, May 2008, June 2008 and July 2008 was deemed to be paid and satisfied.
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
We initially were required to repay the principal amount of the Term Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The Term Note was amended pursuant to the Amendment. As a result, we now are required to repay the principal amount of the Term Note in accordance with the following schedule: (1) during the period commencing November 1, 2007 and ending April 30, 2008, monthly payments of $25,000, (2) during the period commencing May 1, 2008 until maturity, monthly payments of $58,823 and (3) $1,300,000 at maturity. Pursuant to the Omnibus Amendment, the principal portion of each monthly payment due under the Term Note in the months of April 2008, May 2008, June 2008 and July 2008 has been deferred until the Term Note matures on September 25, 2009. In addition, $25,000 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Term Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Term Note during those months are equal to $33,825.
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
The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. Between October 1, 2008 and September 30, 2009, we are obligated to pay $4,400,000 in aggregate principal payments. Neither the Company’s cash currently on hand ($38,224 at September 30, 2008) nor the Company’s current operations are sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to secure such, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.
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
The Borrowers have agreed to certain covenants made in conjunction with the Loan that remain in effect during the term of the Loan that, among others, limit the Companies’ ability to take certain actions, and/or obligate the Companies as described below. The Loan Documents contain certain customary obligations, covenants and events of default in addition to those identified below. Following and during an event of default and following written notice by Lender, Lender may accelerate the Loan, terminate the Security and Purchase Agreement and certain ancillary documents and may take possession of and foreclose on the collateral, which includes the Borrowers’ assets, intellectual property and pledged stock. In addition:
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
•
Obtain the approval of the Lender of certain corporate actions including, but not limited to, incurring and canceling certain debt, assuming certain contingent liabilities, declaring and paying dividends, acquiring any stock of another entity, making certain loans to certain persons, prepaying certain indebtedness, entering into a merger, consolidation, acquisition or other reorganization with another company, materially changing the nature the Companies’ businesses, changing the Companies’ fiscal years, selling or disposing of any of its assets with certain exceptions, and during the period prior to the closing of the SMM Acquisition, issue or sell shares of common stock (other than shares issued under a stock option plan or certain plans approved by the board), change the jurisdiction of incorporation of SMM, change SMM’s fiscal year or amend our articles of incorporation or bylaws in a manner that adversely affects the Lender.

•	In addition to certain customary events of default, the Security and Purchase Agreement contains the following events of`default:
•
The occurrence of any default on other indebtedness or obligations of the Companies which exceeds $50,000 in the aggregate, relating to any indebtedness or contingent obligation of the Companies beyond the grace period (if any) that results in the acceleration of the indebtedness or obligation;

•	Attachments or levies or judgments against any of the Companies in excess of $200,000;
•	Any person or group becomes a beneficial owner, directly or indirectly, of 40% of more of the voting equity interest of SMM on a fully diluted basis; and
•
The board of directors of SMM ceases to consist of a majority of the board in office on the closing of the Loan (or directors appointed by a majority of the board in effect immediately prior to such appointment).

The Companies have agreed to indemnify the Lender for certain losses resulting from Lender’s extending of the Loan and other related actions under the Security and Purchase Agreement. Lender has agreed to indemnify the Companies and each of their officers, directors and certain other individuals for losses incurred as a result of any misrepresentation by Lender and for any breach or default by Lender.
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
In conjunction with the Amendment, the Company issued a warrant to each Holder to purchase (i) in respect to Laurus, 210,202 shares of our common stock, (ii) in respect to Valens Offshore, 17,272 shares of our common stock, (iii) in respect to Valens U.S., 11,174 shares of our common stock, and (iv) in respect to PSource, 111,354 shares of our common stock, for an aggregate of 350,002 shares of our common stock. Each warrant is exercisable at $.005 per share. The Holders have agreed they will not exercise that portion of the warrants which would cause the Holders to beneficially own more than 9.99% of our common stock at any time unless the Holders give a 61-day notice to waive (which waiver may not be utilized in certain circumstances) this restriction or unless there is an event of default under the financing documents by any of the Companies. The shares received by a holder of one of the foregoing warrants on exercise of its warrant cannot be sold, unless there is an event of default as contemplated by the warrant, until August 27, 2008, and thereafter during any month sales of these shares cannot exceed 25% of the trailing monthly dollar volume of the stock.
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

On March 14, 2008, as a condition to the Holders entering into the Amendment and Side Letter, we sold an aggregate of 600,000 shares of our common stock and warrants to purchase an aggregate 600,000 shares of our common stock to three individual accredited investors pursuant to Subscription Agreements. For each $.50 of consideration paid, the investors received one share of our common stock and a warrant to acquire one share of our common stock. The warrants have an exercise price of $.005 per share and expire within 7 years from the date of issuance. RayneMark Investments LLC, of which Mark Crossen, who at the time was a member of our Board of Directors, is the executive director and majority owner, invested $250,000, and Mickey Fain, who at the time was a member of our Board of Directors, invested $25,000. The third investor, also an accredited investor, invested $25,000.
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

•
any of the Companies fails to make payment of any obligation owed to Laurus (or any corporation that directly or indirectly controls or is controlled by or is under common control with Laurus), and the failure continues for a period of five (5) business days following the date upon which any such payment is due; or

•
any of the Companies (i) applies for, consents to or suffers to exist the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) makes a general assignment for the benefit of creditors, (iii) commences a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), (iv) is adjudicated a bankrupt or insolvent, (v) files a petition seeking to take advantage of any other law providing for the relief of debtors, (vi) acquiesces to, without challenge within ten (10) days of the filing thereof, or fails to have dismissed, within ninety (90) days, any petition filed against it in any involuntary case under such bankruptcy laws, or (vii) takes any action for the purpose of effecting any of the foregoing.

Schedules detailing the Company’s lines of credit, long-term and related party debt are presented below.
Lines of Credit — The Company has the following line of credit outstanding at:

	September 30, 2008	December 31, 2007
Revolving line of credit with Laurus Master Fund, Ltd., dated September 26, 2006. Maximum loan amount of $3,500,000. The Company is obligated to make monthly interest payments calculated at prime plus 2% subject to a minimum interest rate of 8%, and a maturity date of September 25, 2009. Balance on line at September 30, 2008 and December 31, 2007 is shown net of unamortized debt discount of $97,646 and $170,888 respectively. This line of credit is collateralized by substantially all the assets of the Company.	$1,956,353	$1,309,995

Note Payable to Related Party — Notes payable to related parties consist of the following at:

	September 30, 2008	December 31, 2007
Note payable to Shareholder. Interest accrued at 10% with principal and accrued interest due on demand. Accrued interest payable was $95,186 and $81,557 at September 30, 2008 and December 31, 2007, respectively. The note payable is guaranteed by certain officers of the Company and is collateralized by those officers’ stock, in addition to the general assets of the Company.	$100,000	$100,000

All related party notes are subordinated to the line of credit and notes payable to Laurus Master Fund, Ltd. Payments on related party notes can only be made after the debt obligations to Laurus Master Fund, Ltd. have been repaid or after written approval by Laurus.
Notes Payable —

	September 30, 2008	December 31, 2007
Convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 5% subject to a minimum of 9%, net of unamortized discount of $53,554 and $107,992 at September 30, 2008 and December 31, 2007, respectively.	$2,046,446	$2,267,008
Non-convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 5% subject to a minimum of 9%, net of unamortized discount of $53,554 and $107,992 at September 30, 2008 and December 31, 2007, respectively.	2,246,446	2,267,007

Total long-term debt	4,292,892	4,534,015
Less current maturities	(4,292,892)	(1,073,529)

	$-0-	$3,460,486

7. Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair value.
The Company did not grant stock options during the nine months ended September 30, 2008. The following table shows the weighted average assumptions used for grants during the nine months ended September 30, 2007:

September 30,
2007
Volatility	81%
Expected option term (in years)	5.7
Risk-free interest rate	4.96%
Expected dividend yield	0%
Stock compensation expense for stock options is recognized on a graded vesting schedule over the vesting period of the award. The Company accounts for stock options as equity awards, and all options outstanding and granted during the periods presented are only dependent on service conditions. Stock compensation expense for the nine months ended September 30, 2008 and 2007 was $68,237 and $76,000, respectively. Stock compensation expense was recorded as a component of operating expenses during each period presented.
Stock option activity was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at January 1, 2008(1)	4,074,350	$0.27
Granted
Exercised
Canceled or forfeited	(912,576)	0.37

Options outstanding at September 30, 2008	3,161,774	0.24

Options exercisable at September 30, 2008	2,585,744	$0.16

(1)	A conversion factor of .55 was applied to all SMM stock options due to the Z-Axis transaction.

8. Loss per Share
Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since its effect would decrease the loss per share. The diluted weighted average common shares calculation for the nine months ended September 30, 2008 and 2007 excludes 10,320,072 and 7,134,716 options, warrants and unvested restricted stock awards, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method.
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

Balance at December 31, 2007	$-0-
Additions-future lease payments	1,451,000
Reductions-payments on lease	(32,619)

Balance at September 30, 2008	$1,418,381

This liability is recorded on the balance sheet at September 30, 2008 as a current liability of $167,363 and long term liability of $1,251,018.
10. Commitments and Contingencies
Officer and Director Indemnification — As permitted or required under Colorado law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the officer or director acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations has no stated limit in the indemnification provisions of the articles or bylaws of the Company; however, the Company has a director and officer insurance policy that mitigates the Company’s exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification obligations is minimal.
Litigation — The Company is currently in litigation with three trade vendors. The Company has recorded a liability related to the vendor claims of $74,796. At this time, we are unable to determine the outcome of this litigation.
11. Related Party Transactions
Sale of Z-Axis LLC — As stated in note 4, Z-Axis, transferred all of its assets and liabilities to Z-Axis LLC, its then wholly-owned subsidiary. Concurrent with the closing of the Exchange, Z-Axis sold Z-Axis LLC to a limited liability company owned by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”). Mr. Treibitz and Ms. Kelso were members of Z-Axis’ board of directors, and were the chief executive officer and president, respectively, of Z-Axis prior to the closing of the Exchange. The purchase price paid by the Purchasing LLC for the Z-Axis LLC membership interests was $300,000, payable in a combination of $60,000 cash, 66,914 post-split shares of stock of the Company that were redeemed from members of the Purchasing LLC, and a promissory note in the face amount of $150,000. As a result, Z-Axis no longer owns or operates a litigation support services business. As of September 30, 2008 management believes that the collectability of the note receivable is reasonably assured.

Fees paid to Board Members — Beginning in 2007, the Company entered into a consulting agreement with one of the board members. The Company paid $27,000 and $27,000 in consulting fees during the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, the Company paid consulting fees to Board members of $81,000 and $37,000, respectively. The Company paid additional fees to board members of $0 and $3,000 during the three months ending September 30, 2008 and 2007, respectively and $13,375 and $4,000 during the nine months ended September 30, 2008 and 2007, respectively.
Note payable to board member — The Company has a note payable to one of its board members that accrues interest at a rate of 10% with principal and accrued interest due on demand. Therefore it is classified as a current liability on the balance sheet. Interest is compounded annually on the note. The note payable is guaranteed by the chief executive officer of the Company and is collateralized by his stock, in addition to the general assets of the Company. The note payable is subordinated to the Revolving Credit Facility, Term Loan, and Convertible Term Loan payable to Laurus. Payment on the related party note can only be made after the notes payable to Laurus have been repaid or after written approval by Laurus. As of September 30, 2008 and December 31, 2007, the note payable including accrued interest was $195,186 and $181,557, respectively.
12. Equity Transactions
On March 14, 2008, as a condition to the Holders entering into the Amendment and Side Letter, we sold an aggregate of 600,000 shares of our common stock and warrants to purchase an aggregate of 600,000 shares of our common stock to three individual accredited investors pursuant to Subscription Agreements, the form of which was included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 20, 2008. For each $.50 of consideration paid, the investors received one share of our common stock and a warrant to acquire one share of our common stock. The warrants have an exercise price of $.005 per share and expire within 7 years from the date of issuance. RayneMark Investments LLC, of which Mark Crossen, who at the time was a member of our Board of Directors, is the executive director and majority owner, invested $250,000, and Mickey Fain, who at the time was a member of our Board of Directors, invested $25,000. The third investor, also an accredited investor, invested $25,000. A copy of the warrants granted in these transactions was included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 20, 2008.
On April 1, 2008, SMH issued 100,000 shares of restricted stock to an independant consultant for services to be performed over the next twelve months. On September 15, 2008 SMH issued 100,000 shares of restricted stock to the same independent consultant for services to be performed over the next six months. The agreement requires a monthly payment of $10,000 in cash and 200,000 warrants with immediate vesting, a two year term and an exercise price of $.75. This agreement is cancelable by either party with 30 days written notice. The related expense will be recorded over the expected term of the agreement, currently twelve months.
On April 1, 2008, SMH issued 54,342 shares of common stock to an exiting employee for services performed. The related expense is recorded as an operating expense.
On April 25, 2008, SMH issued 178,568 shares of common stock to settle a trade payable in the amount of $89,284 owed to MemoryTen, Inc. MemoryTen, Inc. also received a warrant to purchase an additional 178,568 shares of SMH common stock for $.005 per share. The warrant was exercised during the quarter ending September 30, 2008.
On August 12, 2008, we entered into a Subscription Agreement (the “Subscription Agreement”) with MemoryTen, Inc. (the “Subscriber”) and LV Administrative Services, Inc., solely as administrative and collateral agent to the Laurus/Valens Funds (as defined in the Subscription Agreement). Pursuant to the Subscription Agreement, the Subscriber agreed to convert $1,000,000 of outstanding accounts receivable owing from us into shares of our common stock at a price of $.615 per share. On September 23, 2008 we issued 1,626,026 shares of common stock in connection with this agreement. We have agreed to issue a warrant to purchase 300,000 shares of our common stock at an exercise price of $.50 per share as additional consideration for each $500,000 of inventory sold by the Subscriber to us.
In addition, the Subscriber will have the right to acquire our Memory Component Distribution Business (as defined in the Subscription Agreement) under certain circumstances such as bankruptcy or the proposed sale of the Memory Component Distribution Business.

On August 12, 2008, the Board of Directors approved their compensation plan retroactive to January 1, 2008. The compensation plan includes a cash component in addition to warrants to purchase 353,700 shares of SMH common stock for $.50 per share. The warrants expire on August 11, 2013.
On August 12, 2008, our Board of Directors declared a 2 for 1 stock split for shareholders of record on August 29, 2008 effective September 1, 2008. All disclosures in these statements have been adjusted to show the effects of this split per the disclosure requirements of FAS No 128, Earnings Per Share.
13. Subsequent Events
On October 10, 2008, the Companies and Laurus entered into an Omnibus Agreement amending certain terms of the Convertible Term Note and Term Note. On October 16, 2008, Laurus converted $202,941 in principal in exchange for 324,706 shares of our common stock.
On October 17, 2008, SMH entered into a Second Amended and Restated Overadvance Side Letter Agreement (the “Second Amended Side Letter”) with Laurus Master Fund, Ltd. (“Laurus”), Valens U.S. SPV I, LLC (“Valens U.S.”), LV Administrative Services, Inc. as agent (“Agent”), Valens Offshore SPV I, Ltd. (“Valens Offshore”) and PSource Structured Debt Limited (“PSource”, and, together with Laurus, Valens U.S., Agent and Valens Offshore, referred to as the “Holders”), to be effective October 14, 2008.
Pursuant to the Second Amended Side Letter, Laurus has agreed to extend to the Companies an additional $792,850 in excess of the amount currently permissible under the Revolving Note (as defined below), as modified by the Original Side Letter and the Amended Side Letter (as defined below), for an aggregate excess amount equal to $1,842,850. Also pursuant to the Second Amended Side Letter, Agent will be issued a warrant to purchase up to 2,145,743 shares of common stock of the Company with an exercise price of $0.01 per share, and Agent will be issued a warrant to purchase up to 10% (on a fully diluted basis) of the outstanding shares of common stock of SMM (as determined at the date of the exercise) with an exercise price of $0.01 per share.
The Second Amended Side Letter amends and restates the Overadvance Side Letter Agreement dated as of March 14, 2008 (the “Original Side Letter”) and the Amended and Restated Overadvance Side Letter Agreement dated April 15, 2008 (the “Amended Side Letter”) each between the Companies and the Holders. Pursuant to the Original Side Letter, Laurus had agreed to extend to the Companies $300,000 in excess of the amount then permissible under the Secured Revolving Note dated September 25, 2006 (the “Revolving Note”) and pursuant to the Amended Side Letter, Laurus had agreed to extend to the Companies an additional $750,000. A copy of the Original Side Letter was included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2008. A copy of the Amended Side Letter was included as Exhibit 10.22 to the Company’s Amendment No. 1 to its Annual Report on Form 10-KSB filed on May 19, 2008. A copy of the Revolving Note was included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 4, 2007.
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
Purchase of Vision Computer, Inc.
On September 26, 2006, our subsidiary, Silicon Mountain Memory, Inc., acquired substantially all the assets and certain liabilities of VCI, an Arizona based company that manufactures custom tower and rackmount servers, office and graphic workstations, and network attached storage servers. VCI was acquired to diversify product offerings. Pursuant to SFAS No. 141, Business Combinations (“SFAS 141”), the transaction is being accounted for using the purchase method of accounting. The total consideration for the acquisition was $3,205,415, comprised of $3.0 million in cash and $0.2 million for legal expenses. Subsequently, SMM recorded a purchase price adjustment resulting in a net purchase price of $3,237,058.
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

One-For-Nine Reverse Split
Immediately prior to the SMM Acquisition, we effected a one-for-nine reverse split of our outstanding common stock, which resulted in our outstanding common stock immediately prior to consummation of the SMM Acquisition being reduced from 7,650,000 shares to 850,000 post-split shares.
Changes In Authorized Capital and Creation of a Class of Preferred Stock
Immediately following the SMM Acquisition, we increased our authorized common stock from 10,000,000 post-split shares to 30,000,000 post-split shares, and we created a new class of preferred stock consisting of 3,000,000 authorized shares, par value $0.001 per share.
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
Revenue
Sales revenue is recognized when title passes upon shipment of goods to customers. Our revenue-earning activities involve delivering or producing goods. The following criteria are met before sales revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, the selling price is fixed or determinable and collection of the receivable is reasonably assured. We do experience a minimal level of sales returns and maintain an allowance to which Silicon Mountain accrues a reserve at the time of sale in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists.”
Share-Based Compensation
Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS 123. The modified prospective transition method allows that prior interim periods and fiscal years reported will not reflect restated amounts. The Company determined the fair value of these awards using the Black-Scholes option pricing model. The expected life selected for options granted represents the period of time that the options are expected to be outstanding based on historical data of option holder exercises and termination behavior. There have been few exercises of stock options in the past four years and consequently we have limited historical exercise data. As a result it is difficult to estimate the expected option term. Expected volatilities are based on implied volatilities from similar companies that operate within the same industry sector index. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued. The Company historically has not paid dividends.

Reserves for inventory excess, obsolescence and lower of market values over costs
We purchase raw and assembled materials in quantities that we anticipate will be fully used in the near term. Changes in operating strategy, customer demand and unpredictable fluctuations in market values of these materials can limit our ability to effectively utilize all of the materials purchased and result in the Company carrying materials with above market carrying costs which may result in the Company incurring mark to market charges on its inventory. We regularly monitor potential excess, or obsolete, inventory by analyzing the length of time in stock and compare market values to cost. When necessary, we reduce the carrying amount of our inventory to our market value.
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
The Company is currently in litigation with three trade vendors. The Company has recorded a liability related to the vendor claims of $74,796. At this time, we are unable to determine the outcome of this litigation.
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
Results of Operations
The following table sets forth consolidated operating data expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	85.9	79.0	87.1	78.7
Gross Margin	14.1	21.0	12.9	21.3
Operating Costs:
Selling Expenses	12.2	9.3	12.8	8.9
General & Administrative	28.2	17.5	34.9	12.6
Depreciation & Amortization	12.9	.8	8.9	2.0
Loss from Operations	(39.2)	(6.7)	(43.7)	(2.1)
Other Expense, Net	(4.6)	(4.6)	(5.5)	(4.3)
Pre-Tax Loss	(43.9)	(11.2)	(49.2)	(6.4)
Income Tax Benefit	(.1)	(4.4)	.4	(.3)
Net Loss	(44.0)%	(15.6)%	(48.8)%	(6.7)%

(1)	Columns may not add due to rounding.
Sales for the three months ended September 30, 2008 were $3.9 million compared to $6.7 million for the three months ended September 30, 2007. Sales for the nine months ended September 30, 2008 were $12.5 million compared to $21.6 million for the nine months ended September 30, 2007. The decrease in sales for the three and nine months ended September 30, 2008 is primarily related to lower system sales and the continued decline in the memory market. The decrease in sales in memory is primarily attributable to the decline in average selling price of memory over the last twelve months.
Cost of Goods Sold was $3.1 million for the three months ended September 30, 2008, or 85.9% of sales, compared to $5.3 million, or 79.0% of sales for the three months ended September 30, 2007. Cost of Goods Sold for the nine months ended September 30, 2008 was $10.9 million, or 87.1% of sales, compared to $17.0 million, or 78.7% of sales for the nine months ended September 30, 2007. The decrease in cost of goods sold during the three and nine months ended September 30, 2008 was primarily due to lower sales, and the increase in cost of goods sold as a percentage of sales was primarily due to lower margins on systems and memory sales, compared to the same periods in 2007.
Selling, general and administrative, and depreciation and amortization expenses were $1.9 million for the three months ended September 30, 2008 compared to $1.8 million for the three months ended September 30, 2007. Selling, general and administrative, and depreciation and amortization expenses were $7.1 million for the nine months ended September 30, 2008 compared to $5.0 million for the nine months ended September 30, 2007. The increase is due to booking of the restructuring accrual in the first quarter of 2008, increased legal and professional fees in 2008, increased warrant expense for Board warrants and increased amortization expense related to loan fees.

Total other expense, net, for the three months ended September 30, 2008, was $.2 million compared to $.3 million for the three months ended September 30, 2007. Total other expense, net, for the nine months ended September 30, 2008, was $.7 million compared to $.9 million for the nine months ended September 30, 2007. Other expense is primarily interest expense.
The Company recorded income tax expense of $4,971 during the three months ended September 30, 2008 compared to an income tax expense of $292,980 for the three months ended September 30, 2007. The Company recorded income tax benefit of $46,196 and expense of $61,980 for the nine months ended September 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
Our principal source of liquidity is borrowings under our credit facility. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements, including funding of losses from operations.
Going Concern
For the year ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues and control our expense. Based upon current plans, we will incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We incurred a net loss of $6.1 million for the nine months ended September 30, 2008 and had a working capital deficit of $7.3 million at September 30, 2008. Our working capital at September 30, 2008 is not sufficient to meet our objectives.
Management recognizes that the Company must generate additional cash and potential plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the Company’s objectives as well as other business transactions to assure continuation of Silicon Mountain Holdings’ development and operations.
We are not adequately capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will attempt to adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.
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
The Loan consists of a $3,500,000 secured revolving credit facility (the “Revolving Note”), a $2,500,000 secured nonconvertible term note (the “Term Note”) and a $2,500,000 secured convertible term note (the “Convertible Note”). The Revolving Note, the Term Note and the Convertible Note are referred to collectively as the “Notes.” Each of the Notes matures on September 25, 2009. The following describes the material terms of each Note and of the Loan. The Lender’s prime rate at the inception of the Loan was 8.25%. On September 30, 2008, the Lender’s prime rate was 5%.
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
The Revolving Note provides for credit advances based on 90% of certain accounts receivable and 50% of inventory (with a $1,000,000 maximum credit availability based solely on inventory). The Borrowers and Laurus entered into an Overadvance Side Letter Agreement dated as of March 14, 2008 (the “Original Side Letter”) pursuant to which Laurus agreed to extend to the Companies $300,000 in excess of the amount then permissible under the Revolving Note. On April 16, 2008, the Borrowers and Laurus entered into an Amended and Restated Overadvance Side Letter Agreement (the “Amended Side Letter”) to be effective April 15, 2008, pursuant to which Laurus agreed to extend to the Companies an additional $750,000 in excess of the amount then permissible under the Revolving Note, as modified by the Original Side Letter, for an aggregate excess amount equal to $1,050,000. On October 17, 2008, the Borrowers and Laurus entered into a Second Amended Side Letter pursuant to which Laurus agreed to extend to the Companies $792,850 in excess of the amount then permissible by previous agreements for a total aggregate excess amount equal to $1,842,850.
A copy of the Original Side Letter was included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2008. A copy fo the Amended Side Letter was included as Exhibit 10.22 to our Form 10-KSB/A filed on May 19, 2008 and a copy of the Second Amended Side Letter is included as Exhibit 10.26 to this Form 10-Q.
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
The Convertible Note originally provided for a conversion price per share of $1.85 as adjusted. Pursuant to the Omnibus Amendment, the Convertible Note currently provides for a conversion price per share of $1.85 as adjusted, except that the conversion price was $.50 per share with respect to the first $200,000 of principal amount converted under the Convertible Note. Immediately upon the effectiveness of the Omnibus Amendment, the Holders converted $200,000 in the aggregate of the outstanding principal balance of the Convertible Note at the fixed per share conversion price of $.50. As a result, upon receipt by the Holders of the common stock issuable in respect to this conversion, the principal portion of the monthly payments due and owing under the Convertible Note in the months of April 2008, May 2008, June 2008 and July 2008 was deemed to be paid and satisfied.
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
We initially were required to repay the principal amount of the Term Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The Term Note was amended pursuant to the Amendment. As a result, we now are required to repay the principal amount of the Term Note in accordance with the following schedule: (1) during the period commencing November 1, 2007 and ending April 30, 2008, monthly payments of $25,000, (2) during the period commencing May 1, 2008 until maturity, monthly payments of $58,823 and (3) $1,300,000 at maturity. Pursuant to the Omnibus Amendment, the principal portion of each monthly payment due under the Term Note in the months of April 2008, May 2008, June 2008 and July 2008 has been deferred until the Term Note matures on September 25, 2009. In addition, $25,000 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Term Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Term Note during those months are equal to $33,825.
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
The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. Between October 1, 2008 and September 30, 2009, we are obligated to pay $4,400,000 in aggregate principal payments. Neither the Company’s cash currently on hand ($38,224 at September 30, 2008) nor the Company’s current operations are sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to do so, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

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
The Borrowers have agreed to certain covenants made in conjunction with the Loan that remain in effect during the term of the Loan that, among others, limit the Companies’ ability to take certain actions, and/or obligate the Companies as described below. The Loan Documents contain certain customary obligations, covenants and events of default in addition to those identified below. Following and during an event of default and following written notice by Lender, Lender may accelerate the Loan, terminate the Security and Purchase Agreement and certain ancillary documents and may take possession of and foreclose on the collateral, which includes the Borrowers’ assets, intellectual property and pledged stock. In addition:
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
•
Obtain the approval of the Lender of certain corporate actions including, but not limited to, incurring and canceling certain debt, assuming certain contingent liabilities, declaring and paying dividends, acquiring any stock of another entity, making certain loans to certain persons, prepaying certain indebtedness, entering into a merger, consolidation, acquisition or other reorganization with another company, materially changing the nature of the Companies’ businesses, changing the Companies’ fiscal years, selling or disposing of any of our assets with certain exceptions, and during the period prior to the closing of the SMM Acquisition, issue or sell shares of common stock (other than shares issued under a stock option plan or certain plans approved by the board), change the jurisdiction of incorporation of SMM, change SMM’s fiscal year or amend SMM’s articles of incorporation or bylaws in a manner that adversely affects the Lender.

•	In addition to certain customary events of default, the Security and Purchase Agreement contains the following events of default:
•
The occurrence of any default on other indebtedness or obligations of the Companies which exceeds $50,000 in the aggregate, relating to any indebtedness or contingent obligation of the Companies beyond the grace period (if any) that results in the acceleration of the indebtedness or obligation;

•	Attachments or levies or judgments against any of the Companies in excess of $200,000;
•	Any person or group becomes a beneficial owner, directly or indirectly, of 40% of more of the voting equity interest of SMM on a fully diluted basis; and
•
The board of directors of SMM ceases to consist of a majority of the board in office on the closing of the Loan (or directors appointed by a majority of the board in effect immediately prior to such appointment).

The Companies have agreed to indemnify the Lender for certain losses resulting from Lender’s extending of the Loan and other related actions under the Security and Purchase Agreement. Lender has agreed to indemnify the Companies and each of their officers, directors and certain other individuals for losses incurred as a result of any misrepresentation by Lender and for any breach or default by Lender.
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
In conjunction with the Amendment, the Company issued a warrant to each Holder to purchase (i) in respect to Laurus, 210,202 shares of our common stock, (ii) in respect to Valens Offshore, 17,272 shares of our common stock, (iii) in respect to Valens U.S., 11,174 shares of our common stock, and (iv) in respect to PSource, 111,354 shares of our common stock, for an aggregate of 350,002 shares of our common stock. Each warrant is exercisable at $.005 per share. A form of warrant was included as Exhibit 10.2 to our Form 8-K filed on March 20, 2008. The Holders have agreed they will not exercise that portion of the warrants which would cause the Holders to beneficially own more than 9.99% of our common stock at any time unless the Holders give a 61-day notice to waive (which waiver may not be utilized in certain circumstances) this restriction or unless there is an event of default under the financing documents by any of the Companies. The shares received by a holder of one of the foregoing warrants on exercise of its warrant cannot be sold, unless there is an event of default as contemplated by the warrant, until August 27, 2008, and thereafter during any month sales of these shares cannot exceed 25% of the trailing monthly dollar volume of the stock.
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
On March 14, 2008, as a condition to the Holders entering into the Amendment and Side Letter, we sold an aggregate of 600,000 shares of our common stock and warrants to purchase an aggregate 600,000 shares of our common stock to three individual accredited investors pursuant to Subscription Agreements, the form of which was included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 20, 2008. For each $.50 of consideration paid, the investors received one share of our common stock and a warrant to acquire one share of our common stock. The warrants have an exercise price of $.005 per share and expire within 7 years from the date of issuance. RayneMark Investments LLC, of which Mark Crossen, who at the time was a member of our Board of Directors, is the executive director and majority owner, invested $250,000, and Mickey Fain, who at the time was a member of our Board of Directors, invested $25,000. The third investor, also an accredited investor, invested $25,000. A copy of the warrants granted in these transactions was included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 20, 2008.

Pursuant to the Amended Side Letter described above, Laurus was issued a warrant to purchase up to 25% (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share. A form of the warrant is included as Exhibit 10.23 to our Form 10-KSB/A filed on May 19, 2008. In addition, pursuant to the Tag-Along Rights Side Letter Agreement between us, SMM and Laurus dated as of April 24, 2008 and included as Exhibit 10.24 to our Form 10-KSB/A filed on May 15, 2008, Laurus is entitled to certain tag-along rights, which, among other things, give Laurus the right to include the sale of Laurus’ shares of SMM in any sale of our shares or of shares of SMM. Laurus may exercise the warrant only in the event:
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

•
any of the Companies fails to make payment of any obligation owed to Laurus (or any corporation that directly or indirectly controls or is controlled by or is under common control with Laurus), and the failure continues for a period of five (5) business days following the date upon which any such payment is due; or

•
any of the Companies (i) applies for, consents to or suffers to exist the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) makes a general assignment for the benefit of creditors, (iii) commences a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), (iv) is adjudicated a bankrupt or insolvent, (v) files a petition seeking to take advantage of any other law providing for the relief of debtors, (vi) acquiesces to, without challenge within ten (10) days of the filing thereof, or fails to have dismissed, within ninety (90) days, any petition filed against it in any involuntary case under such bankruptcy laws, or (vii) takes any action for the purpose of effecting any of the foregoing.

Pursuant to the Second Amended Side Letter described above, Laurus was issued a warrant to purchase up to 10% (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share and a warrant to purchase up to 2,145,743 shares of common stock of SMH.
On August 12, 2008, the Board of Directors approved their compensation plan retroactive to January 1, 2008. The compensation plan includes a cash component in addition to warrants to purchase 353,700 shares of SMH common stock for $.50 per share. The warrants expire on August 11, 2013.
Agreements with MemoryTen, Inc.
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
On August 12, 2008, we entered into a Subscription Agreement (the “Subscription Agreement”) with MemoryTen, Inc. (the “Subscriber”) and LV Administrative Services, Inc., solely as administrative and collateral agent to the Laurus/Valens Funds (as defined in the Subscription Agreement). Pursuant to the Subscription Agreement, the Subscriber has agreed to convert $1,000,000 of outstanding accounts receivable owing from us into shares of our common stock at a price of $.615 per share. On September 23, 2008, we issued 1,626,026 shares of common stock in connection with this agreement. We have agreed to issue a warrant to purchase 300,000 shares of our common stock at an exercise price of $.50 per share as additional consideration for each $500,000 of inventory sold by the Subscriber to us.

In addition, the Subscriber will have the right to acquire our Memory Component Distribution Business (as defined in the Subscription Agreement) under certain circumstances such as bankruptcy or the proposed sale of the Memory Component Distribution Business.
Cash Flows
Cash Flows from Operating Activities. Net cash used by operating activities was $0.6 million during the nine months ended September 30, 2008 as compared to $0.4 million of cash used in operating activities during the nine months ended September 30, 2007.
Cash Flows from Investing Activities. Net cash flows used in investing activities was $20,554 during the nine months ended September 30, 2008 as compared to $276,916 during the nine months ended September 30, 2007. The decrease in cash used in investing activities in 2008 was related to lower equipment purchases and no acquisitions in 2008 as compared to 2007.
Cash Flows from Financing Activities. Net cash flows provided by financing activities during the nine months ended September 30, 2008 was $.7 million as compared to $.5 million during the nine months ended September 30, 2007.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2008 were $20,554 as compared to $149,572 for the nine months ended September 30, 2007. As of September 30, 2008, contractual commitments for capital purchases were not material.
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
In December 2007, the FASB issued SFAS No.160, “Non-Controlling Interests in Consolidated Financial Statements", including an amendment of ARB No. 51 (“SFAS No. 160”) which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of SFAS No. 160 is for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are still evaluating the effects that SFAS No. 160 will have on our consolidated financial statements. The statement is effective for us during the first quarter of 2009. We are currently evaluating the impact the adoption of SFAS No. 160 may have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for us on January 1, 2008. The implementation of this statement had no material impact on our financial position, cash flows and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our chief executive and chief financial officers, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008. Based on that evaluation, the Company’s management, including our chief executive and chief financial officers, concluded that as of September 30, 2008, our disclosure controls and procedures were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company intends to design and install effective controls in the fourth quarter of 2008.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
On September 23, 2008, the Company issued 2,878 shares of Common Stock to a consultant for services rendered. The issuance of common stock described in this paragraph was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The shares of Common Stock were exempt from registration because (i) the securities were sold to an accredited investor, (ii) the Company did not engage in any general solicitation or advertising to market the securities, (iii) the recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering, (iv) the recipient had knowledge and experience in financial and business matters so that he or she was capable of evaluating the merits and risks of an investment in the Company, and (v) the consultant received “restricted securities” that include a restrictive legend on the certificate.

On September 23, 2008, the Company issued 6,970 shares of Common Stock to Laurus as payment of interest due on debt. The issuance of common stock described in this paragraph was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities act of 1933. The shares of Common Stock were exempt from registration because (i) the securities were issued to an accredited investor only (ii) the Company did not engage in any general solicitation or advertising to market the securities, (iii) the recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering, (iv) the recipient had knowledge and experience in financial and business matters so that it was capable of evaluating the merits and risks of an investment in the Company, and (v) Laurus received “restricted securities” that include a restrictive legend on the certificate.
On September 23, 2008, the Company issued 1,626,016 shares of Common Stock in connection with the MemoryTen, Inc. agreements previously disclosed. The issuance of common stock described in this paragraph was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933. These transactions qualified for exemption from registration because (i) the securities were issued to an accredited investor only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the recipient had knowledge and experience in financial and business matters so that it was capable of evaluating the merits and risks of an investment in the Company; and (v) the recipient received “restricted securities” that include a restrictive legend on the certificate.
On September 23, 2008, the Company issued 100,000 shares of Common Stock to a consultant for services rendered or to be rendered. The issuance of common stock described in this paragraph was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933. These transactions qualified for exemption from registration because (i) the securities were issued to an accredited investor only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the recipient had knowledge and experience in financial and business matters so that the recipient was capable of evaluating the merits and risks of an investment in the Company; and (v) the recipient received “restricted securities” that include a restrictive legend on the certificate.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information.
On August 12, 2008, our Board of Directors declared a two-for-one stock split for shareholders of record on August 29, 2008 effective September 1, 2008.
On August 28, 2008, the Board of Directors was reduced from 5 members to 1 member.
On October 10, 2008, the Companies and Laurus entered into an Omnibus Agreement amending certain terms of the Convertible Term Note and Term Note. On October 16, 2008, Laurus converted $202,941 in principal in exchange for 324,706 shares of our common stock.
On October 17, 2008, SMH entered into a Second Amended and Restated Overadvance Side Letter Agreement (the “Second Amended Side Letter”) with Laurus Master Fund, Ltd. (“Laurus”), Valens U.S. SPV I, LLC (“Valens U.S.”), LV Administrative Services, Inc. as agent (“Agent”), Valens Offshore SPV I, Ltd. (“Valens Offshore”) and PSource Structured Debt Limited (“PSource”, and, together with Laurus, Valens U.S., Agent and Valens Offshore, referred to as the “Holders”), to be effective October 14, 2008.
Pursuant to the Second Amended Side Letter, Laurus has agreed to extend to the Companies an additional $792,850 in excess of the amount currently permissible under the Revolving Note (as defined below), as modified by the Original Side Letter and the Amended Side Letter (as defined below), for an aggregate excess amount equal to $1,842,850. Also pursuant to the Second Amended Side Letter, Agent will be issued a warrant to purchase up to 2,145,743 shares of common stock of the Company with an exercise price of $0.01 per share, and Agent will be issued a warrant to purchase up to 10% (on a fully diluted basis) of the outstanding shares of common stock of SMM (as determined at the date of the exercise) with an exercise price of $0.01 per share.

The Second Amended Side Letter amends and restates the Overadvance Side Letter Agreement dated as of March 14, 2008 (the “Original Side Letter”) and the Amended and Restated Overadvance Side Letter Agreement dated April 15, 2008 (the “Amended Side Letter”) each between the Companies and the Holders. Pursuant to the Original Side Letter, Laurus had agreed to extend to the Companies $300,000 in excess of the amount then permissible under the Secured Revolving Note dated September 25, 2006 (the “Revolving Note”) and pursuant to the Amended Side Letter, Laurus had agreed to extend to the Companies an additional $750,000. A copy of the Original Side Letter was included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2008. A copy of the Amended Side Letter was included as Exhibit 10.22 to the Company’s Amendment No. 1 to its Annual Report on Form 10-KSB filed on May 19, 2008. A copy of the Revolving Note was included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 4, 2007.
The Company is currently being sued by three trade vendors. Total amount of debt owed to the three vendors is $74,796. Although the Company is making this information available under this Item 5 of Part II, the Company believes this information is not required under Item 1 of Part II above.
Item 6. Exhibits
(a) Exhibit Index. The following exhibits are included herein:

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006 (1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006 (1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007 (4)
10.15	Omnibus Amendment dated as of March 18, 2008 (5)
10.16	Form of Common Stock Purchase Warrant (5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008 (5)
10.18	Form of Common Stock Purchase Warrant (5)
10.19	Form of Subscription Agreement (5)
10.20	Settlement and Release Agreement dated as of April 25, 2008 (6)
10.21	Form of Common Stock Purchase Warrant (6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008 (6)
10.23	Form of Common Stock Purchase Warrant (6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008 (6)
10.25	Subscription Agreement with MemoryTen, Inc., dated August 12, 2008 (7)
10.26	Second Amended and Restated Overadvance Side Letter Agreement dated October 14, 2008 (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2009 (File No. 000-11284).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on August 15, 2008 (File No. 000-11284).

(8)	Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 14th day of November 2008.

SILICON MOUNTAIN HOLDINGS, INC.
By:	/s/ Rudolph (Tré) A. Cates III
Rudolph (Tré) A. Cates III,
President, Chief Executive Officer and Director

By:	/s/ Dennis Clark
Dennis Clark,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006 (1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006 (1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007 (4)
10.15	Omnibus Amendment dated as of March 18, 2008 (5)
10.16	Form of Common Stock Purchase Warrant (5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008 (5)
10.18	Form of Common Stock Purchase Warrant (5)
10.19	Form of Subscription Agreement (5)
10.20	Settlement and Release Agreement dated as of April 25, 2008 (6)
10.21	Form of Common Stock Purchase Warrant (6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008 (6)
10.23	Form of Common Stock Purchase Warrant (6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008 (6)
10.25	Subscription Agreement with MemoryTen, Inc., dated August 12, 2008 (7)
10.26	Second Amended and Restated Overadvance Side Letter Agreement dated October 14, 2008 (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2009 (File No. 000-11284).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on August 15, 2008 (File No. 000-11284).

(8)	Filed herewith.