Form 10-K
period 2008-12-31
Silicon Mountain Holdings, Inc.
filed 2009-04-16
CIK 723928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(303) 938-1155
(Registrant’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was approximately: $4,291,585. Shares of the Registrant’s common equity held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common equity have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding of the registrant’s classes of common equity, as of April 4, 2009: 16,173,943.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

PART I
FORWARD LOOKING STATEMENTS
This Annual Report filed on Form 10-K and other documents we file with the Securities and Exchange Commission contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve significant risks and uncertainties. In addition, we may make forward-looking statements in our press releases or in other oral or written communications with the public. These forward-looking statements include, but are not limited to, statements concerning our:
•	financial position;

•	business strategy;

•	budgets;

•	amount, nature and timing of capital expenditures;

•	acquisition risks;

•	results of operations;

•	operating costs and other expenses;

•	cash flow and anticipated liquidity;

•	sufficiency of capital resources to fund our operation requirements; or

•	any other statements which are other than statements of historical fact.
Although we believe the assumptions upon which our forward-looking statements are based currently to be reasonable, our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. These factors include, but are not limited to:
•	our ability to generate sufficient cash flows to operate;

•	availability of capital;

•	general economic conditions;

•	currency exchange volatility;

•	the risks associated with acquiring and integrating new businesses;

•	demand for our products;

•	labor and other costs of producing and selling our products;

•	the strength and financial resources of our competitors;

•	regulatory risks and developments;

•	our ability to find and retain skilled personnel;

•	the lack of liquidity of our common stock; and

•	the risk factors set forth below under caption Item 1A. Risk Factors.
We undertake no duty to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements or of anticipated or unanticipated events that alter any assumptions underlying such statements.

Item 1. Business
Overview
Silicon Mountain Holdings, Inc. (“Silicon Mountain,” “SMH,” the “Company,” “we” or “us”) develops, assembles and markets branded computer products directly to end-users, including computer systems, computer memory products, gaming laptop and desktop computers, and peripherals through our wholly-owned subsidiary, Silicon Mountain Memory, Incorporated (“SMM”), and its indirect wholly-owned subsidiary, VCI Systems, Inc. (“VCI Systems”). Headquartered in Boulder, Colorado, we specialize in developing branded computing solutions used in standard operating environments. We offer a comprehensive product line, including computer systems, computer memory solutions and peripherals used by large enterprise buyers, small and medium businesses and consumers. Our primary customers range from the Fortune 1000 Companies to individual consumers in the United States.
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
Our principal executive and corporate office is located at 4755 Walnut Street, Boulder, Colorado 80301, and our telephone number is (303) 938-1155. All of our filings with the Securities and Exchange Commission (“SEC”) are available at www.sec.gov.
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
We amended our articles of incorporation on August 28, 2007 to, among other things, change our name to “Silicon Mountain Holdings, Inc.” We currently have operating facilities in Colorado and California.

Acquisitions
SMM Acquisition
On August 28, 2007, we acquired all the issued and outstanding capital stock of SMM in exchange for our issuing 5,065,510 shares of our common stock to the former SMM stockholders (the “SMM Acquisition”). In the SMM Acquisition, SMM stockholders received approximately 1.1098 shares of our post-split common stock for each share of SMM common stock owned by them, and all outstanding warrants and options to purchase SMM common stock became warrants and options to purchase our common stock. We also exchanged warrants with the existing SMM warrant holders. The holder of each warrant or option to purchase one share of SMM’s common stock, received a warrant or option to purchase approximately 1.1098 shares of our common stock for the duration of the option’s or warrant’s original exercise period at an equivalent exercise price. Immediately following the consummation of the SMM Acquisition and as further described below, the board and management of SMM became our board and management, respectively.
As a result, the former SMM stockholders acquired approximately 93% of our issued and outstanding stock, and SMM became our wholly-owned subsidiary. Copies of the SMM Acquisition Agreement and other agreements entered into in conjunction with the SMM Acquisition Agreement were filed as annexes to the Definitive Joint Proxy Statement filed by the Company with the Securities and Exchange Commission on July 24, 2007.
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
Holders of 93% of SMM’s common stock prior to the SMM Acquisition and certain holders of our common stock entered into lockup agreements pursuant to which they agreed, subject to certain exceptions, not to sell, sell short, grant an option to buy, or otherwise dispose of any shares of our common stock for a period of twelve (12) months following the closing of the SMM Acquisition. This lockup period expired on August 28, 2008.
Name Change To “Silicon Mountain Holdings, Inc.”
Immediately following the SMM Acquisition, we changed our name from Z-Axis Corporation to Silicon Mountain Holdings, Inc.
Industry Background
Our specific market can be divided into two categories: computer memory products and branded computer systems, each of which is described below.
Products
We offer a comprehensive line of branded computer systems, DRAM memory and FLASH storage products and peripherals. The acquisition of Vision Computers in September 2006 expanded our product lines to include branded computers, servers and peripherals. Prior to that acquisition, we generated substantially all of our revenues from sales of DRAM memory products and FLASH products. SMH’s FLASH and DRAM memory products comply with industry standards and are based on a variety of widely accepted industry architectures. Through December 31, 2008, sales of SMH’s products were generally made pursuant to purchase orders rather than long-term commitments.

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
USB Flash drives. Silicon Mountain’s USB FLASH drive portfolio consists of two models: 1) a standard flash drive available in capacities from 1GB to 16GB; and 2) a Ready Boost compatible model in capacities from 2GB to 16GB, configured to work with the Vista Ready Boost feature. Both USB Flash drive models utilize industry standard non-volatile SLC NAND flash chips at low densities, and MLC NAND flash chips at higher densities. USB flash drives come standard with the Silicon Mountain branded logo, but may be imprinted with the logo of the customer’s choosing for an additional fee (minimum quantities and set up charges apply).
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
HDTV Pc’s
We offer an integrated HDTV PC product branded as the “Allio” which is an all-in-one HDTV computer.
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
Third Party DRAM module competitors are Crucial Memory, a division of Micron Technology, Kingston Technology, Lexar Media, PNY Technologies and SanDisk. Value-added reseller competitors include CDW, PC Mall, PC Connection and Memory X. Direct computer OEM competitors consist of Dell, HP, Alienware, Gateway and Lenovo.
Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers than us.
We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets. These companies may have similar or alternative products that are less costly or provide additional features. Competition also may arise due to the development of cooperative relationships among our current and potential competitors or third parties that seek to increase the functionality of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share at our expense.

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
Major Customers
SMH sells its products through inside sales representatives and online websites: www.smmdirect.com and www.upgradememory.com. SMM has no long-term sales contracts with our customers. Its products are sold directly to end-users from Fortune 1000 companies to individual consumers. SMH’s top customer accounted for approximately 36% of the Company’s total sales in 2008. On September 25, 2006, SMM acquired the assets of Vision Computers. Vision Computers distributes its products through existing channel resellers and directly to end-users through its website: http://www.visionman.com. Vision Computers has no fee or revenue sharing agreements with its channel resellers.
Suppliers
Primary raw materials represent more than 75% of the costs of our manufactured products. We purchase these primary raw material products from a number of suppliers. More than one source of supply is available for every product sold by us. We are continually evaluating other sources of supply against our current vendor list to identify and pursue new product sourcing opportunities. We have no long-term supply contracts. Our dependence on our suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.
Research and Development
During 2008 and 2007, $67,844 and $22,042 respectively, were spent on research and development activities.

Employees
We have approximately 31 full time employees. Our employees are not represented by any collective bargaining agreements and SMH has never experienced a work stoppage. Management believes that relations with our employees are satisfactory.
Available Information
We file the following reports with the SEC under Section 13(a) of the Securities Exchange Act of 1934: Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to these reports. Our filings are available free of charge through the Internet website, www.sec.gov, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. You may request a copy of these filings at no cost. Please direct your requests to:
Dennis W. Clark
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
Item 1A. Risk Factors
In evaluating our business, you should carefully consider the risks and uncertainties discussed in this section, in addition to the other information presented in our Annual Report on Form 10-K. The risks and uncertainties described below may not be the only risks we face. If any of these risks and uncertainties actually occurs, our business, operating results or financial condition could be materially adversely affected and the market price of our common stock may decline.
Risks Related to the Economy and Our Industry
Economic conditions have affected and could continue to adversely affect our revenues and profits.
Current economic conditions may cause the loss of consumer confidence in the Company’s markets which may result in a decrease of spending in the categories of products we sell. It is also possible that as manufacturers react to the marketplace they may reduce manufacturing capacity, creating shortages of product. Both we and our customers are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism. Our consolidated results of operations are directly affected by economic conditions in North America. We may experience a decline in sales as a result of poor economic conditions and the lack of visibility relating to future orders. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers and the financial condition of our customers. A decline in the economy that adversely affects our customers, causing them to limit or defer their spending, would likely adversely affect us as well. We cannot predict with any certainty whether we will be able to maintain or improve upon historical sales volumes with existing customers, or whether we will be able to attract new customers.
In response to economic and market conditions, from time to time we have undertaken initiatives to reduce our cost structure where appropriate. These initiatives, as well as any future workforce and facilities reductions, may not be sufficient to meet current and future changes in economic and market conditions and allow us to achieve profitability. In addition, costs actually incurred in connection with our restructuring actions may be higher than our estimates of such costs and/or may not lead to the anticipated cost savings. Unless and until the economy, credit availability and consumer confidence improves, it is unlikely that sales will increase significantly, and may be reduced further.

Unstable market and economic conditions may have serious adverse consequences on our business.
Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. A prolonged or profound economic downturn may result in adverse changes to demand for our products, or our customers’ ability to pay for our products, which would harm our operating results. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and could require us to change our business plans.
Competitive pressures could harm our revenue and gross margin.
The market for computer components, systems and peripherals is highly competitive. We face intense competition from other distributors and resellers of computer components and peripherals, as well as some manufacturers that sell these products direct to large customers and end-users. Our primary competitors include Crucial Memory, a division of Micron Technology, Kingston Technology, PNY Technologies, SanDisk, CDW, Insight and major computer OEMS like Dell, HP and Lenovo.
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

State and local sales tax collection may affect demand for our products.
We collect and remit sales tax in states in which we have physical presence or in which we believe nexus exists which obligates us to collect sales tax. Other states may, from time to time, claim that we have state-related activities constituting a sufficient nexus to require such collection. Additionally, many other states seek to impose sales tax collection obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, even without a physical presence. Such efforts by states have increased recently, as states seek to raise revenues without increasing the tax burden on residents. We rely on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection obligations on all direct mail and/or e-commerce transactions. A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales and would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes.
Changes in financial accounting standards may affect our results of operations.
A change in accounting standards or practices could have a significant effect on our reported results of operations. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. Changes to existing rules may adversely affect our reported financial results.
Risks Related to Our Company
We Have a History of Losses and May Not Achieve or Sustain Profitability.
We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2008, we had an accumulated deficit of $14.4 million. We had net losses of $10.5 million and $2.9 million for the fiscal years ending December 31, 2008 and 2007 respectively. The 2008 and 2007 net loss was primarily attributable to the decrease in the average selling price of memory as a commodity, increased selling, general and administrative, and depreciation and amortization expenses, as well as interest and financing fees, and intangible asset write-offs and facility closure expense recorded in 2008 in addition to a general decline in the demand for our products as credit markets tightened and the economy in general slowed in the second half of 2008. We expect to incur additional losses and negative cash flows in the future. We may not be able to timely reduce our expenses in response to any leveling off or decrease in sales, which may impact our ability to implement our business strategy and adversely affect our financial condition. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly.
For the fiscal year ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues and control our expenses. Based upon current plans, we will incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.
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

Business disruptions could adversely impact our revenue and financial condition.
Our operations are dependent upon the continued use of our manufacturing facility and equipment located in Menlo Park, California. Catastrophic events, including fires or earthquakes, could damage our facility, work in progress or inventories or materially interrupt our business. We do not maintain business interruption insurance.
We insure for certain property and casualty risks consisting primarily of physical loss to property, worker’s compensation, comprehensive general liability, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Although we believe that our insurance coverage is reasonable, significant events such as acts of war and terrorism, economic conditions, judicial decisions, legislation, natural disasters and large losses could materially affect our insurance obligations and future expense.
We are substantially dependent on a concentrated number of customers. If we are unable to maintain or replace our relationships with these customers and/or diversify our customer base, our revenues may fluctuate and our growth may be limited.
Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. In 2008 and 2007, our largest customer accounted for 36% of our revenues. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected. To maintain our relationships with our largest customers, and to continue to win their business, we may from time to time sell products to them at less than optimal gross margins. In addition, customer concentration exposes us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, as of December 31, 2008, 38% of our accounts receivable were owed to us from our largest customer.
Our dependence on a small number of suppliers for computer components, systems and peripherals and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders.
We are dependent on a small number of suppliers that supply computer components and peripherals. We have no long-term supply contracts. Some of our competitors have entered into long-term contracts with suppliers that guarantee them a certain allocation of computer components and peripherals. Our existing suppliers may not agree to supply the quantities we may need to meet our assembly and sales goals. We periodically review opportunities to develop alternative sources of supply. However, our options are very limited because of the small number of computer component and peripheral manufacturers. Our dependence on a small number of suppliers and the lack of any guaranteed sources of supply expose us to several risks, including the inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. A disruption in or termination of our supply relationship with any significant existing suppliers due to natural disasters or other factors, or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with our customers and negatively affect our sales and could increase our costs or the prices of our products. Our suppliers primarily depend on manufacturing partners in Asia for the raw materials, components, and other products we purchase. Any disruption of trade with Asia due to economic, political, or natural reasons could significantly limit availability to acquire an adequate supply to meet our demand. Any of these events could harm our operating results or financial condition and reduce the value of your investment.
Shortages in supplies of computer components and peripherals and insufficient cash flow to procure those supplies could cause us to lose sales, experience lower margins and affect our reputation, as a result of which our operating results may suffer and our market share may decline.
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

In addition, because our procurement model involves our ability to maintain a low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, we may be in a position in which our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and in the future we may experience shortages or delays of critical components as a result of strong demand in the industry or other factors. Shortages may cause price increases which may negatively impact gross margins on orders we have received but require additional inventory to complete and ship. As one example, DRAM can represent a significant portion of our cost of revenues, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. In the past, we have encountered situations where we were forced to pay higher prices than we anticipated for DRAM, and we have encountered situations where DRAM was in tight supply and we were unable to deliver customer orders on their anticipated delivery dates. As another example, the industry recently experienced a shortage of selected Intel chips, which caused some of our motherboard suppliers to reduce or suspend shipments of motherboards using these chips. This impacted our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition to other platforms. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.
Advances in technologies can lead to obsolescence of computer components and peripherals in our inventory, which may cause us to take inventory write-downs and reduce selling prices, which would negatively impact our operating results and financial condition.
Advances in computer technologies can sometimes obsolete existing technologies in our industry. We have had to write-down computer components and peripherals inventory in the past for reasons such as obsolescence, holding excess quantities and declines in market prices to levels that were sometimes below our costs. While we seek to limit our exposure to inventory write-downs by carrying small inventories, relying on “just in time” shipments from our suppliers to meet our customers’ computer memory needs, and keeping our inventory turnover high, we cannot assure you that these measures will protect us from rapid price declines in the market. Additionally, vendor and sales returns may already be discontinued or obsolete by the time the return is processed. If prices of our inventory decline because of obsolescence or decreases in average selling prices, we would be required to write-down that inventory and reduce our selling prices. If we assemble our products in anticipation of future demand that does not materialize, or if a customer cancels outstanding orders, we could experience an unanticipated increase in our inventory that we may be unable to sell in a timely manner, if at all. As a result, we could incur increased expenses associated with writing off excess or obsolete inventory.
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
In addition, the continued transition to smaller design geometries by existing memory manufacturers could lead to a significant increase in the worldwide supply of DRAM and Flash components. Increases in the worldwide supply of DRAM and Flash components could also result from manufacturing capacity expansions. If not offset by increases in demand, these increases would likely lead to further declines in the average sales prices of our products and have a material adverse effect on our business and operating results. Furthermore, even if supply remains constant, if demand were to decrease, it would harm our average sales prices.
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

An adverse result in our litigation matters could materially adversely affect our business, results of operations or financial condition.
On January 5, 2009, Peter Szczepankiewicz filed a lawsuit against us in the Superior Court of the State of Arizona. Mr. Szczepankiewicz alleges a breach of lease and seeks monetary relief of $80,019. We have accrued a liability relating to this litigation. We believe we will settle this and any other matters in litigation for no more than the accrued amounts. We have significant uncertainty regarding the timing of settlement, judgment, or potential final payments due on litigated matters. The timing of such cash requirements may come at a time the business may not be able to meet the required payments.
Our net operating loss and tax credit carryforwards may be limited.
We have significant net operating loss and tax credit carryforwards. We have provided significant valuation allowances against the tax benefit of such losses as well as certain tax credit carryforwards. Utilization of these net operating losses and credit carryforwards is dependent upon us achieving sustained profitability. As a consequence of prior business acquisitions, utilization of the tax benefits for some of the tax carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code and some portion or all of these carryforwards may not be available to offset any future taxable income. The determination of the limitations is complex and requires significant judgment and analysis of past transactions.
We may be liable for misuse, loss or theft of our customers’ personal information.
In processing our sales orders we often collect personal information and credit card information from our customers. The Company has comprehensive privacy and data security policies in place which are designed to prevent security breaches, however, if a third party or a rogue employee or employees are able to bypass our network security or otherwise compromise our customers’ personal information or credit card information, we could be subject to liability. This liability may include claims for identity theft, unauthorized purchases, claims alleging misrepresentation of our privacy and data security practices or other related claims.
Sales to individual consumers expose us to credit card fraud, which could adversely affect our business.
Failure to adequately control fraudulent credit card transactions could increase our expenses. Increased sales to individual consumers, which are more likely to be paid for using a credit card, increases our exposure to fraud. We employ technology solutions to help us detect the fraudulent use of credit card information. However, if we are unable to detect or control credit card fraud, we may suffer losses as a result of orders placed with fraudulent credit card data, which could adversely affect our business.
We will be exposed to risks relating to the evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and our failure to maintain effective internal control over financial reporting could result in a negative market reaction.
We have completed an assessment of our internal controls and identified material weaknesses disclosed in Item 9. We will continue the process of evaluating our internal control systems to allow management to assess, and our independent auditors to report on, our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to completely document and test our internal control systems and procedures for financial reporting as part of this process. Ultimately, our management will be responsible for assessing the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be requested to attest to that assessment. The market price of our stock may be negatively impacted due to our reporting of material internal control weaknesses.
We are required to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2009. We cannot, however, be certain as to the timing of completion of our evaluation, testing and remediation actions or their impact on our operations since there is no precedent available by which to measure the adequacy of our existing controls.
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
As a public company, we are required to report, among other things, control deficiencies that constitute “material weaknesses” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities such as the SEC or any stock exchange or automated quotation service on which our stock may then be listed. In addition, if any material weakness or significant deficiency is identified and is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.
Regulation may increase thereby increasing compliance costs and decreasing business profits and opportunities.
Significant new regulation of our business including regulation of environmental “carbon” impacts, increasing regulation of reporting requirements, regulation of lenders, lending requirements, regulation of interest rates, and other potential regulation may increase our costs, decrease our opportunities, negatively affect our ability to raise capital, or otherwise negatively impact our operations or the price of our stock.
According to a recent letter from our independent auditors, “there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis” because of material weaknesses in our internal control over financial reporting.
As explained in greater detail below in the section “Controls and Procedures — Management’s Annual Report on Internal Control over Financial Reporting,” on May 16, 2008, the audit committee of our Board of Directors received a letter from our independent auditors identifying certain significant deficiencies in our internal control over financial reporting as material weaknesses. The Company, through its audit committee and management, analyzed and where fiscally practical, addressed the deficiencies identified. Weaknesses remain and new weaknesses have been identified by management so there is a risk that we may not be able to prevent or detect on a timely basis material misstatements in our annual or interim financial statements.

On April 15, 2009, the Board of Directors received a letter from our independent registered public accounting firm identifying the following significant deficiencies to be material weaknesses: (1)“Based on our observations and discussions with Company personnel, it does not appear that there is an adequate level of accounting staffing to allow sufficient time for the accounting department to (i) perform a review (ii) to adequately prepare for our annual audit, (iii) and research all applicable accounting pronouncements as it relates to the Company’s financial statements and the underlying disclosures. (2) “Management identified its culture surrounding internal controls to be of low priority” (3) “The Company no longer has independent members of its Board nor does it have an audit committee” (4) “Management has concluded that there was insufficient documentation of policies, procedures and controls, as well as tesing surrounding these controls” and (5) “The Company lacks formal controls over equity reporting and disclosure.”

As a result of being a public company, we will incur increased costs that may place a strain on our resources or divert our management’s attention.
Prior to the consummation of the SMM Acquisition, SMM was a private company. As a public company, we are required to pay additional legal, accounting and other expenses that a private company does not generally incur. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition, which causes us to incur legal and accounting expenses. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight is required. Corporate governance rules and regulations of the SEC have increased our legal and financial compliance costs and made some activities more time consuming and costly. These requirements have placed a strain on our systems and resources and made our management’s attention from other business concerns, which could cause our operating results to suffer. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our operating expenses.
We may make acquisitions that are dilutive to existing shareholders, resulting in unanticipated accounting charges or otherwise adversely affect our results of operations.
We may grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities.

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
We may face involuntary liquidation.
If we do not obtain funding, we may face involuntary liquidation. In involuntary liquidation you may lose some or all of your investment.
We may make divestitures, contribute to joint ventures, or spin off subsidiaries that decrease our ability to compete in the marketplace, result in unanticipated accounting charges or otherwise adversely affect our results of operations.
We intend to explore opportunities to simplify our business through joint ventures, spin offs, or divestiture of certain segments, products, divisions, or subsidiaries. If we make any such changes, we could issue stock that would dilute our shareholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities.
Furthermore, divestitures, joint ventures, or spin offs may require material infrequent charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively impact our results of operations.
We may require significant capital to pursue our business strategy, but we may not be able to obtain additional financing.
Since October 2002, SMM has acquired several businesses in the computer memory, computer systems and computer peripherals industries. We may continue to acquire complementary businesses in the computer memory, computer systems and computer peripherals industries. We also intend to continue spending substantial amounts on advertising and marketing and adding customer service and technical support staff in order to operate our business. In particular, we intend to increase our web-based advertising and marketing initiatives to increase our direct sales to end-users through our web sites. We may need to obtain additional financing to pursue this strategy, to respond to new competitive pressures or to respond to opportunities to acquire complementary businesses. Our operating results may inhibit us from obtaining additional funds on favorable terms or at all. If we fail to secure growth financing when needed, this failure could cause our operating results to suffer, limit our growth, or cause us to abandon sales and marketing opportunities. None of our officers, directors or stockholders or any other party is contractually required to provide any financing to us.
Our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems encountered in connection with any acquisitions, joint ventures or strategic partnerships we may undertake.
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
The terms of our existing debt financing impose significant operational and financial restrictions on us, which may prevent us from capitalizing on business opportunities and pursuing other financing options.
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
We are subject to macro-economic conditions.
Success of our current operating plan is dependent on stable macro-economic conditions. Changes in credit markets, foreign exchange rates, default rates on trade credit, interest rates, as well as decreasing velocity of money, a shortage or excess in the supply of money, high inflation, or significant deflation, and other economic risks may cause unexpected losses or failure of our Company.
Our intellectual property may not be adequately protected, which could harm our competitive position.
Our intellectual property is critical to our success. We protect our intellectual property rights, when practical, through trademarks, copyrights and trade secret laws, confidentiality procedures and employee non-disclosure arrangements. It is possible that our efforts to protect our intellectual property rights may not:
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
The execution of our business and growth strategy depends on our ability to retain key personnel, including our executive officers, and to attract qualified personnel.
We have had and may continue to have difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Tré Cates, our chief executive officer, Dennis Clark, our chief financial officer, and Patrick Hanner, our chief operating officer. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

Risks Related to Our Stock
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
Our common stock is quoted on the OTC Bulletin Board, which limits the liquidity and price of our common stock more than if it was quoted or listed on The Nasdaq Stock Market or other national exchange.
Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. We believe that quotation of our common stock on the OTC Bulletin Board limits the liquidity and price of our common stock more than if our common stock were quoted or listed on The Nasdaq Stock Market or other national exchange. We cannot assure you, however, that our common stock will continue to be authorized for quotation by the OTC Bulletin Board or any other market in the future, in which event the liquidity and price of our securities would then be even more adversely impacted.
Our stock may not continue to be traded in public markets significantly limiting your ability to find a buyer.
The Company may decide the costs of maintaining access to public markets for our common stock are prohibitive and may choose to delist. You may not be able to resell shares of our common stock at or above the price you paid or at any price. You may only be able to sell your stock to certain qualified parties or you may not be able to sell your stock at all.
Prevailing valuation methods of stock may change, or changes may be made by governmental entities that will affect our valuation.
Investors may begin using new valuation methods due to changes in the economy, or the government may make changes that result in a different valuation, thereby reducing our stock’s value. For example, higher corporate tax rates may reduce potential for after tax cash flows and net income resulting in a decrease in value.
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
Further, we cannot assure holders of common stock that they will be able to liquidate their investment without considerable delay, if at all. The factors discussed above may have a significant impact on the market price of our common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.
Our Officers and Directors Have Significant Control Over Us and Their Interests May Differ From Those of Our Stockholders.
As of December 31, 2008, our directors and officers beneficially owned or controlled approximately 16.8% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. These stockholders may vote their shares in a way with which other stockholders do not agree. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us or entrenching management and may adversely affect the market price of our common stock.
Because Our Stock Price May Be Volatile, Our Stock Price Could Experience Substantial Declines.
The market price of our common stock has historically experienced and may continue to experience volatility. The high and low closing bids for our common stock were $10.01 and $0.35, respectively, in 2008; $2.30 and $1.08, respectively, in 2007. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially. This volatility coupled with market declines in our industry over the past several years have affected the market prices of securities issued by many companies and may adversely affect the price of our common stock.

Because We Do Not Intend to Pay Dividends, Stockholders Will Benefit From An Investment In Our Common Stock Only If It Appreciates In Value.
We are restricted from paying any cash dividends on our common stock under the terms of our current credit agreement. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive and corporate offices are located in Boulder, Colorado, where we lease 7,024 square feet of office space under a lease that expires in December 2009. We lease 4,080 square feet of warehouse space in Menlo Park, California under a month to month lease. We are the lessor party to a lease for a facility in Chandler, Arizona, where we were leasing 15,317 square feet of manufacturing space under a lease that expires in October 2016. We are currently in default of the minimum payment terms for the lease and the landlord has taken possession of the building from us as a remedy for failure to maintain minimum payments.
Item 3. Legal Proceedings
The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business. In January 2009, our subsidiary, VCI Systems, Inc., was named in a lawsuit for breach of lease relating to our facility in Chandler, Arizona. The lawsuit includes a request of relief of $80,018 for past due rent, property taxes, insurance and legal fees.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted for a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.
PART II
Item 5. Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Equity and Related Stockholder Matters
Since September 7, 2007, our common stock has traded under the symbol “SLCM”. Prior to September 7, 2007, the stock traded under the symbol “ZXIS”. The following table sets forth the high and low market prices for each full quarterly period within the last two fiscal years.

	High	Low
2008
Fourth Quarter	2.00	1.01
Third Quarter	5.50	1.01
Second Quarter	10.01	.35
First Quarter	2.00	1.05
2007
Fourth Quarter	2.30	1.17
Third Quarter	1.40	1.26
Second Quarter	1.26	1.08
First Quarter	1.44	1.17
Holders
On March 31, 2009, the closing market price of our common stock was $1.01 per share, and the number of holders of record of our common stock was approximately 89. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these non-record holders.
Dividends
We currently do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
Recent unregistered sales of equity securities that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are described below.
On October 16, 2008, the Company issued 9,610 shares of Common Stock to Laurus as payment of interest due on debt. The issuance of common stock described in this paragraph was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933. The shares of Common Stock were exempt from registration because (i) the securities were issued to an accredited investor only, (ii) the Company did not engage in any general solicitation or advertising to market the securities, (iii) the recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering, (iv) the recipient had knowledge and experience in financial and business matters so that it was capable of evaluating the merits and risks of an investment in the Company, and (v) Laurus received “restricted securities” that include a restrictive legend on the certificate.
On October 16, 2008, the Company issued 324,706 shares of Common Stock to Laurus as payment of principal due on debt in the amount of $202,941. The issuance of common stock described in this paragraph was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933. The shares of Common Stock were exempt from registration because (i) the securities were issued to an accredited investor only, (ii) the Company did not engage in any general solicitation or advertising to market the securities, (iii) the recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering, (iv) the recipient had knowledge and experience in financial and business matters so that it was capable of evaluating the merits and risks of an investment in the Company, and (v) Laurus received “restricted securities” that include a restrictive legend on the certificate.

On December 30, 2008, the Company issued 17,325 shares of Common Stock to Laurus as payment of interest due on debt. The issuance of common stock described in this paragraph was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933. The shares of Common Stock were exempt from registration because (i) the securities were issued to an accredited investor only, (ii) the Company did not engage in any general solicitation or advertising to market the securities, (iii) the recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering, (iv) the recipient had knowledge and experience in financial and business matters so that it was capable of evaluating the merits and risks of an investment in the Company, and (v) Laurus received “restricted securities” that include a restrictive legend on the certificate.
On December 30, 2008, the Company issued 11,427 shares of Common Stock to a consultant for services rendered. The issuance of common stock described in this paragraph was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933. The shares of Common Stock were exempt from registration because (i) the securities were sold to an accredited investor only, (ii) the Company did not engage in any general solicitation or advertising to market the securities, (iii) the recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering, (iv) the recipient had knowledge and experience in financial and business matters so that he or she was capable of evaluating the merits and risks of an investment in the Company, and (v) the consultant received “restricted securities” that include a restrictive legend on the certificate.
On January 22, 2009, our Chief Operating Officer, Patrick Hanner tendered 129,231 shares of his stock to the Company at a price of $.78 per share. The proceeds were used to exercise 799,054 stock options at an exercise price of $.1262 each. This transaction was treated as a cashless exercise.
On January 30, 2009, our Chief Executive Officer, Tre Cates tendered 138,614 shares of his stock to the Company at a price of $1.01 per share. The proceeds were used to exercise 1,109,798 stock options at an exercise price of $.1262 each. This transaction was treated as a cashless exercise.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data
NA
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.
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
Warranty Reserve
The Company engages in extensive product quality programs and processes, which include monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The adequacy of the reserve for warranty costs is determined by considering the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While management believes the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.
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
Valuation of long-lived assets
We assess the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in our operating strategy can significantly reduce the estimated useful life of such assets. For the twelve months ended December 31, 2008, we recorded an impairment charge of $2.6 million to write off certain intangible assets.
New Accounting Pronouncements Affecting Silicon Mountain
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our financial position, cash flows and results of operations.

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

Results of Operations

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock , (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We are currently assessing the impact of the adoption of EITF 07-05.

The following table sets forth financial data for the years ended December 2008 and 2007:

	2008(1)	2007(1)
	% of Revenue
Sales	100.0%	100.0%
Cost of Goods Sold	85.3	79.6
Gross Margin	14.7	20.4
Operating Costs:
Selling Expenses	12.8	9.5
General & Administrative	21.8	13.8
Restructuring Charge	9.0	13.8
Intangible Impairment	16.3
Depreciation & Amortization	3.6	2.1
Income (Loss) from Operations	(48.7)	(5.0)
Other Expense, Net	(18.0)	(4.7)
Pre-Tax Income (Loss)	(66.7)	(9.7)
Income Tax (Expense) Benefit	0.3	(0.9)
Net Income (Loss)	(66.5)%	(10.6)%

(1)	Columns may not add due to rounding.

Twelve Months Ended December 31, 2008 compared with Twelve Months Ended December 31, 2007
Sales for the twelve months ended December 31, 2008 were $16.1 million compared to $27.4 million for the twelve months ended December 31, 2007. The decrease in sales is primarily related to a decrease in demand for our products and secondarily to a decline in average selling price of memory.
Cost of goods sold was $13.8 million for the twelve months ended December 31, 2008, or 85.3% of sales, compared to $21.8 million, or 79.6% of sales, for the twelve months ended December 31, 2007. The increase as a percent of sales from 79.6% for the twelve months ended December 31, 2007 compared to 85.3% for the twelve months ended December 31, 2008 is the result of higher component prices and higher freight and supply costs. The higher component costs resulted from our inability to get adequate purchasing terms from our previous vendor pool which caused us to purchase raw materials from vendors offering the best payment terms as opposed to the best pricing. The increase, as a percent of purchases, in freight and supplies in 2008 was a direct result of the increase in the price of oil during 2008.
Total operating costs which are comprised of selling, general and administrative, restructuring charge, intangible impairment charges and depreciation and amortization expenses were $10.2 million for the twelve months ended December 31, 2008, or 63.5% of sales, versus $7.0 million, or 25.4% of sales for the comparable period in 2007. The increase relates to a $2.6m intangible asset chargeand a $1.5m charge for the Arizona facility closure during the twelve months ended December 31, 2008.
Total other expense, net for the twelve months ended December 31, 2008 was $2.9 million as compared to a net expense of $1.3 million in the twelve months ended December 31, 2007. The increase in other expense in 2008 was related to increased interest expense of $1.8 million relating to the amortization of deferred financing costs.
The Company recorded income tax benefit of $0.05 million during the twelve months ended December 31, 2008 compared to an income tax expense for the twelve months ended December 31, 2007 of $0.2 million.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility. Our principal uses of cash are debt service requirements, capital expenditures and working capital requirements.
Going Concern
For the fiscal year ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues and control our expenses. Based upon current plans, we will incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We incurred a net loss of $10.8 million for the year ended December 31, 2008 and had a working capital deficit of $8.7 million at December 31, 2008. Our working capital at December 31, 2008 will not be sufficient to maintain our current level of operations.
Management recognizes that the Company must generate additional cash and plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having resources to support the Company’s objectives as well as other business transactions to assure continuation of Silicon Mountain Holdings’ development and operations.

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
Debt Financing
On September 25, 2006, SMM entered into a security and purchase agreement among SMM, VCI Systems and Laurus Master Fund, Ltd., an institutional accredited investor (the “Lender”) (as amended from time to time, the “Security and Purchase Agreement”), pursuant to which the Lender agreed to loan up to $8,500,000 to SMM and VCI Systems (the “Loan”). On August 28, 2007, following the Exchange more fully described above, we entered into a Master Security Agreement, a Joinder Agreement, a Registration Rights Agreement, and Guaranty, which are included as Exhibits to our Current Report on Form 8-K filed on September 4, 2007, among other documents (the “Loan Documents”), with Lender and certain affiliates. Pursuant to the Loan Documents, we agreed to become a party to the Security and Purchase Agreement and Stock Pledge Agreement, which were included as Exhibits to the same Current Report on Form 8-K, and certain of the debt financing documents that our wholly-owned subsidiary, SMM, had entered into with the Lender in September 2006. As a result, the Company, SMM and VCI Systems are jointly and severally liable for the amounts due under the Loan and are referred to in Note 7 as the “Borrowers.” Silicon Mountain, SMM and VCI Systems also may be referred to as the “Companies.”
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
The Loan consists of a $3,500,000 secured revolving credit facility (the “Revolving Note”), a $2,500,000 secured nonconvertible term note (the “Term Note”) and a $2,500,000 secured convertible term note (the “Convertible Note”). The Revolving Note, the Term Note and the Convertible Note are referred to collectively as the “Notes.” Each of the Notes matures on September 25, 2009. The following describes the material terms of each Note and of the Loan. The Lender’s prime rate at the inception of the Loan was 8.25%. On December 31, 2008, the Lender’s prime rate was 3.25%.
Revolving Note
The Revolving Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the Revolving Note through and including March 31, 2008, two percent (2%), and (ii) on and after April 1, 2008, five percent (5%) but not less than eleven percent (11%). The Companies may elect to make interest payments due under the Revolving Note in cash or common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (ii) common stock may not be issued as an interest payment if such issuance would result in Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock.
The Revolving Note provides for credit advances based on 90% of certain accounts receivable and 50% of inventory (with a $1,000,000 maximum credit availability based solely on inventory). The Borrowers and Laurus entered into an Overadvance Side Letter Agreement dated as of March 14, 2008 (the “Original Side Letter”) pursuant to which Laurus agreed to extend to the Companies $300,000 in excess of the amount then permissible under the Revolving Note. On April 16, 2008, the Borrowers and Laurus entered into an Amended and Restated Overadvance Side Letter Agreement (the “Amended Side Letter”) to be effective April 15, 2008, pursuant to which Laurus agreed to extend to the Companies an additional $750,000 in excess of the amount then permissible under the Revolving Note, as modified by the Original Side Letter, for an aggregate excess amount equal to $1,050,000. On October 14, 2008, the Borrowers and Laurus entered into a Second Amended and Restated Overadvance Side Letter (the “Second Amended Side Letter”), pursuant to which Laurus agreed to extend to the Companies an additional $792,850 in excess of the amount then permissible under the Revolving Note, as modified by the Amended Side Letter, for an aggregate excess amount equal to $1,842,850. On February 24, 2009, the Borrowers and Laurus entered into a Third Amended and Restated Overadvance Side Letter, pursuant to which Laurus agreed to extend to the Companies an additional $200,000 in excess of the amount then permissible under the Revolving Note, as modified by the Second Amended Side Letter, for an aggregate excess amount equal to $2,042,850.

Convertible Note
The Convertible Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the Convertible Note through and including March 31, 2008, three percent (3%), and (ii) on and after April 1, 2008, five percent (5%) but not less than eleven percent (11%). The Companies may elect to make interest payments due under the Convertible Note in cash or shares of our common stock, or a combination of both, so long as not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in our common stock.
We initially were required to repay the principal amount of the Convertible Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The Convertible Note was amended as of November 5, 2007 (the “Amendment”). As a result, we were then required to repay the principal amount of the Convertible Note in accordance with the following schedule: (1) during the period commencing November 1, 2007 and ending April 30, 2008, monthly payments of $25,000, (2) during the period commencing May 1, 2008 until maturity, monthly payments of $58,823, and (3) $1,300,000 at maturity.
Pursuant to the Omnibus Amendment dated as of March 18, 2008 between the Borrowers and the Holders (as defined in Note 14) (the “Omnibus Amendment”), $25,000 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Term Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Term Note during those months are equal to $33,825.
Pursuant to the Omnibus Amendment dated as of October 10, 2008 between the Borrowers and the Holders (as defined in Note 14) (the “October Omnibus Amendment”), $33,825 of the principal portion of each monthly payment due under the Convertible Note for the months of August 2008, September 2008 and October 2008 were converted into 162,360 shares of our common stock.
Pursuant to the Omnibus Amendment dated as of February 24, 2009 between the Borrowers and the Holders (as defined in Note 14) (the “2009 Omnibus Amendment”), the Holders have agreed to defer principal payments due between October 1, 2008 and March 31, 2009 until maturity of the Convertible Note. Pursuant to the 2009 Omnibus Amendment, Holders have agreed to defer all interest payments between January 1, 2009 and March 31, 2009 until maturity of the Convertible Note.
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
The Convertible Note originally provided for a conversion price per share of $1.85 as adjusted. Pursuant to the Omnibus Amendment, the Convertible Note currently provides for a conversion price per share of $1.85 as adjusted, except that the conversion price was $.50 per share with respect to the first $200,000 of principal amount converted under the Convertible Note. Immediately upon the effectiveness of the Omnibus Amendment, the Holders converted $200,000 in the aggregate of the outstanding principal balance of the Convertible Note at the fixed per share conversion price of $.50. As a result, upon receipt by the Holders of the common stock issuable in respect to this conversion, the principal portion of the monthly payments due and owing under the Convertible Note in the months of April 2008, May 2008, June 2008 and July 2008 was deemed to be paid and satisfied. Immediately upon the effectiveness of the October Omnibus Amendment, the Holders converted $101,471 in the aggregate of the outstanding principal balance of the Convertible Note at the fixed per share conversion price of $.625. As a result, upon receipt by the Holders of the common stock issuable in respect to this conversion, the principal portion of the monthly payments due and owing under the Convertible Note in the months of August 2008, September 2008 and October 2008 was deemed to be paid and satisfied.

Term Note
The Term Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the Term Note through and including March 31, 2008, three percent (3%), and (ii) on and after April 1, 2008, five percent (5%) but not less than eleven percent (11%). The Companies may elect to make interest payments due under the Term Note in cash or our common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (ii) common stock may not be issued as an interest payment if such issuance would result in Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock.
We initially were required to repay the principal amount of the Term Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The Term Note was amended as of November 5, 2007 (the “Amendment”). As a result, we were then required to repay the principal amount of the Term Note in accordance with the following schedule: (1) during the period commencing November 1, 2007 and ending April 30, 2008, monthly payments of $25,000, (2) during the period commencing May 1, 2008 until maturity, monthly payments of $58,823 and (3) $1,300,000 at maturity.
Pursuant to the Omnibus Amendment, $25,000 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Term Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Term Note during those months are equal to $33,825.
Pursuant to the October Omnibus Amendment, the principal portion of each monthly payment due under the Term Note in the months of April 2008, May 2008, June 2008 and July 2008 has been deferred until the Term Note matures on September 25, 2009. In addition, $25,000 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Term Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Term Note during those months are equal to $33,825.
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
The maximum amount of liquidated damages for failure of the registration statement to become effective in the prescribed time period is 10% of the initial principal amount of the Convertible Note. The maximum penalty for default under the Convertible Note is 115% of the outstanding principal amount of the Convertible Note.
The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. Between January 1, 2009 and September 30, 2009, we are obligated to pay $4,197,000 in aggregate principal payments. Neither the Company’s cash currently on hand ($13,699 at December 31, 2008) nor the Company’s current cash flows from operations are sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to secure such, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.
The amounts outstanding under the Loan are collateralized by a first priority lien on all the assets of the Companies and a pledge of all of SMM’s equity interests in VCI Systems and are guaranteed by a personal guaranty of Rudolph (Tré) A. Cates III, CEO. In addition, all cash of the Company is required to be deposited into blocked collateral accounts subject to security interests to secure obligations in connection with the Loan. Funds are to be swept by the Lender from such accounts on a daily basis in accordance with the terms of the Loan.

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
Pursuant to the terms of the Registration Rights Agreement, which was included as an Exhibit to our Current Report on Form 8-K filed on September 4, 2007, within 60 days after the closing of the SMM Acquisition, we were required to file a registration statement with the SEC to register the resale of the stock issuable upon conversion of the Convertible Note and the resale of the stock issuable upon exercise of the warrants and to have the registration statement declared effective within 180 days of the closing of the SMM Acquisition. Laurus subsequently agreed to extend the deadline for having the registration statement declared effective to 45 days following the date we receive a report from our independent auditors regarding our financial statements for the fiscal year ended December 31, 2007. More recently, Laurus agreed that we should withdraw the registration statement and that it would further extend the deadline for having the registration statement declared effective. It is not clear whether Laurus believes the definitive terms of these extensions have been finalized. We are subject to liquidated damage fees of 0.5% of the original principal amount of the Convertible Note per month for each month that the filing or effectiveness of the registration statement is late in addition to certain other events. The maximum allowable amount of such damages is 10% of the original principal amount of the Convertible Note. On August 5, 2008, with the consent of Laurus, we filed a request with the SEC to withdraw our Registration Statement on Form S-1, and on August 6, 2008, we received notice from the SEC that our request was granted. On April 14, 2009, Laurus waived the existing defaults and penalties retroactively to the original date of the Registration Rights Agreement until August 15, 2009.
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
Pursuant to the Amended Side Letter described above, Laurus was issued a warrant to purchase up to approximately 33% based on a formula (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share. A form of the warrant is included as Exhibit 10.23 to our Form 10-KSB/A filed on May 19, 2008. In addition, pursuant to the Tag-Along Rights Side Letter Agreement between us, SMM and Laurus dated as of April 24, 2008 and included as Exhibit 10.24 to our Form 10-KSB/A filed on May 15, 2008, Laurus is entitled to certain tag-along rights, which, among other things, give Laurus the right to include the sale of Laurus’ shares of SMM in any sale of our shares or of shares of SMM. Laurus may exercise the warrant only in the event:
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

Pursuant to the Second Amended Side Letter described above, Laurus was issued a warrant to purchase up to approximately 14% based on a formula (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share and a warrant to purchase up to 2,145,743 shares of common stock of SMH.
On August 12, 2008, the Board of Directors approved their compensation plan retroactive to January 1, 2008. The compensation plan includes a cash component in addition to warrants to purchase 353,700 shares of SMH common stock for $.50 per share. The warrants expire on August 11, 2013.
Agreements with MemoryTen, Inc.
Effective as of April 25, 2008, we entered into a Release and Settlement Agreement with MemoryTen, Inc., a California corporation (“MemoryTen”), and Kenneth P. Olsen. MemoryTen sells certain computer memory products and devices to us periodically. Pursuant to the Release and Settlement Agreement, we agreed to issue to MemoryTen 178,568 shares of our common stock, together with a warrant to purchase 178,568 shares of our common stock at an exercise price of $.005 per share exercisable on or before April 24, 2010, in exchange for MemoryTen’s release of any and all claims MemoryTen or its affiliates may have against the Company and its affiliates arising from certain invoices in the aggregate amount of $89,284 for products and devices delivered to the Company by MemoryTen. At the request of MemoryTen, the warrant and 178,568 shares of our common stock were issued to Kenneth P. Olsen.
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
Cash Flows
Cash Flows from Operating Activities. Net cash used in operating activities was $1.1 million during the twelve months ended December 31, 2008 as compared to $0.05 million of cash flows used during the twelve months ended December 31, 2007. The increase in cash used by operations is primarily related to the increase in the net loss duringthe twelve months ended December 31, 2008.
Cash Flows from Investing Activities. Net cash flows used in investing activities was $0.03 million during the twelve months ended December 31, 2008 as compared to $.5 million during the twelve months ended December 31, 2007. In 2008, the primary use of cash flows from investing activities was the purchase of fixed assets.
Cash Flows from Financing Activities. SMH generated $1.1 million of cash flows from financing activities during the twelve months ended December 31, 2008 as compared to $.2 million of cash flows from investing activities during the twelve months ended December 31, 2007. The primary source and use of cash flow provided from financing activities in fiscal years 2008 and 2007 were the Company’s borrowings and paydowns on its line of credit.

Capital Expenditures
Capital expenditures for the twelve months ended December 31, 2008 were $0.03 million as compared to $0.2 million for the twelve months ended December 31, 2007. The primary use of capital during the period ended December 31, 2008 was for equipment. The primary use of capital in 2007 was for infrastructure-related equipment. As of December 31, 2008, contractual commitments for capital purchases were not material.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
NA

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Silicon Mountain Holdings, Inc.
Boulder, Colorado
We have audited the accompanying consolidated balance sheets of Silicon Mountain Holdings, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Mountain Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has deficits in working capital and stockholders’ equity. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion theron.
HEIN & ASSOCIATES LLP
Denver, Colorado
April 15, 2009

SILICON MOUNTAIN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,699	$21,993
Accounts receivable, net	1,080,618	1,898,324
Inventory, net	374,631	837,086
Prepaids and other current assets	96,141	161,623

Total current assets	1,565,089	2,919,026

Property and equipment, net	153,192	429,900
Note receivable	152,291	155,050
Deferred financing costs, net	3,858,825	370,816
Other intangible assets, net	87,065	2,867,137
Goodwill	—	191,775
Other assets	51,358	35,486

Total assets	$5,867,820	$6,969,190

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,579,507	$1,927,538
Operating lease liability	1,418,381	—
Accrued expenses and other current liabilities	567,458	961,767
Note payable and accrued interest to related parties	199,762	181,557
Current portion of capital leases liability	8,666	11,390
Revolving credit facility	2,382,475	—
Current maturities of notes payable	4,121,070	1,073,529

Total current liabilities	10,277,319	4,155,781

Capital lease liability, net of current portion	17,540	26,290
Revolving credit facility	—	1,309,995
Long-term debt, net of current maturities	—	3,460,486

Total liabilities	10,294,859	8,952,552

Commitments and Contingencies (Notes 1 and 11)
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 30,000,000 authorized and 14,532,938 and 10,922,526 shares issued and outstanding, respectively	14,533	10,922
Additional paid-in capital	9,965,195	1,685,109
Accumulated deficit	(14,406,767)	(3,679,393)

Total Stockholders’ Equity (Deficit)	(4,427,039)	(1,983,362)

Total liabilities and Stockholders’ Equity (Deficit)	$5,867,820	$6,969,190

The accompanying notes are an integral part of these consolidated financial statements.

SILICON MOUNTAIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
Net sales	$16,140,379	$27,431,600
Cost of goods sold	13,761,197	21,829,662

Gross margin	2,379,182	5,601,938
Operating costs:
Selling expenses	2,068,408	2,615,089
General & administrative	3,518,842	3,786,947
Restructuring charge	1,451,000	—
Intangible impairment	2,624,421	—
Depreciation & amortization	580,581	571,649

Total operating costs	10,243,252	6,973,685

Loss from operations	(7,864,070)	(1,371,747)
Other expense
Interest expense, net	(2,998,403)	(1,219,571)
Gain on forgiveness of debt	147,599	—
Miscellaneous income	—	(57,174)
Gain (loss) on disposal of fixed assets	(58,696)	(17,071)

Total other expense	(2,909,500)	(1,293,816)

Pre-tax loss	(10,773,570)	(2,665,563)
Income Tax (expense) Benefit	46,196	(243,911)

Net Loss	$(10,727,374)	$(2,909,474)

Net loss per common share — basic	$(0.80)	$(0.28)

Shares used in computing net loss per share — basic	13,339,737	10,383,988

Net loss per common share — diluted	$(0.80)	$(0.28)

Shares used in computing net loss per share — diluted	13,339,737	10,383,988

The accompanying notes are an integral part of these consolidated financial statements.

SILICON MOUNTAIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2007	10,074,248	$10,074	$1,460,963	$(769,919)	$701,118
Stock options issued	—	—	115,925	—	115,925
Warrants issued			70,955	—	70,955
Restricted shares issued	115,706	116	69,280	—	69,396
Z-axis transaction	784,000	784	(784)	—	—
Stock received on repayment of note receivable	(51,428)	(52)	(31,230)	—	(31,282)
Net Loss	—	—	—	(2,909,474)	(2,909,474)

Balance at December 31, 2007	10,922,526	$10,922	$1,685,109	$(3,679,393)	$(1,983,362)
Stock options issued	—	—	80,668	—	80,668
Warrants issued			6,104,862	—	6,104,862
Stock issued for warrant exercise	178,568	179	714	—	893
Restricted shares issued	268,648	268	253,413	—	253,681
Stock issued for cash	600,000	600	299,400	—	300,000
Stock issued for conversion of principal and interest	758,612	760	453,550	—	454,310
Stock issued for conversion of accounts payable	1,804,584	1,804	1,087,479	—	1,089,283
Net Loss	—	—	—	(10,727,374)	(10,727,374)

Balance at December 31, 2008	14,532,938	$14,533	$9,965,195	$(14,406,767)	$(4,427,039)

The accompanying notes are an integral part of these consolidated financial statements.

SILICON MOUNTAIN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(10,727,374)	$(2,909,474)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	233,134	305,995
Amortization of loan origination	2,050,780	237,144
Amortization of debt discount	237,652	259,249
Bad debt expense	8,180	181,928
Loss on disposal of fixed assets	72,585	17,070
Gain on forgiveness of debt	(147,599)	—
Charge for intangible impairments	2,624,421	—
Intangibles amortization	347,447	265,652
Inventory Obsolescence	124,000	82,000
Stock Based Compensation Expense Restricted Stock	197,824	69,396
Stock Based Compensation Expense Warrants	535,885	70,955
Stock Based Compensation Expense Options	80,666	115,925
Increase or decrease in assets and liabilities:
Accounts receivable	809,527	(163,812)
Inventory	338,455	34,616
Prepaid Expenses and other current assets	125,615	485,105
Accounts payable	904,209	769,529
Accrued expenses and other liabilities	1,092,017	124,311

Net cash used in operating activities	(1,092,634)	(54,411)

Cash Flows from Investing Activities:
Purchase of property and equipment	(29,011)	(180,556)
Capitalized software development costs	—	(22,344)
Asset acquisition of WidowPC	—	(165,000)
Cash acquired in the acquisition of Z-Axis LLC	—	(150,000)

Net cash used in investing activities	(29,011)	(517,900)

Cash Flows from Financing Activities:
Principal payments on notes payable	(150,000)	(250,000)
Proceeds from line of credit	17,888,549	27,800,112
Repayments of lines of credit	(16,913,724)	(27,285,169)
Proceeds from issuance of common stock	300,000	—
Repayments of capital leases	(11,474)	(26,950)

Net cash provided by financing activities	1,113,351	237,993

Net Increase (Decrease) in Cash and Cash Equivalents	(8,294)	(334,318)
Cash and Cash Equivalents — Beginning of Year	21,993	356,311

Cash and Cash Equivalents — End of Year	$13,699	$21,993

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,575	$10,235

Cash paid (refunded) for income taxes	$(46,196)	$850

Supplemental Schedule of Non-Cash Financing Activities:
Stock issued for conversion of principal and interest	$454,310	$—

Stock issued for conversion of accounts payable	$1,089,283	$—

Stock issued for services	$253,681	$—

Stock received for note receivable	$—	$31,297

Warrants issued in connection with loan agreement	$5,538,789	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILICON MOUNTAIN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2008 and 2007
1. Basis of Presentation:
The accompanying consolidated financial statements of Silicon Mountain Holdings, Inc. (“Silicon Mountain,” the “Company,” the “Registrant,” “SMH,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company earns revenue from the sale of its memory, gaming computers, custom servers, workstations and storage devices, but does not separate sales of different product lines into operating segments. The accompanying audited consolidated financial statements for the twelve months ended December 31, 2008 and 2007, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information.
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
Liquidity — The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying statements of operations, the Company has incurred net losses of $10,727,374 and $2,909,474 for the years ended December 31, 2008 and 2007, has a working capital deficit of approximately $8,712,000 and stockholders’ deficit of $4,427,039 as of December 31, 2008. These factors, among others, may indicate that the Company may be unable to continue in continue as a going concern. The Company’s financial statements do not include adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing to fund planned operations and to ultimately achieve profitable operations. Management does not believe that the expected cashflows from operations and the availability on our Line of Credit together will provide the necessary liquidity to support operations and any payments coming due in the next twelve months. Management has also been actively engaged in seeking alternative financing if cash flow from operations and its Line of Credit are not sufficient to support operations for the next twelve months. As of the time of this filing, we have not been able to secure the necessary financing.
2. Summary of Significant Accounting Policies:
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

Inventory — Inventory consists of wholesale goods held for resale. Inventory is stated at the lower of cost or market, as calculated using the first in — first out method. The Company records provisions for slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value. The Company recorded an allowance of $260,000 and $136,000 as of December 31, 2008 and 2007, respectively.
Property and Equipment — Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method generally over a three to seven year period. Depreciation expense, including amortization of assets acquired under capital lease, for the years ended December 31, 2008 and 2007 was $233,134 and $305,995, respectively. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is credited or charged to income.
Intangible Assets — Intangible assets are comprised of loan fees, customer lists, business processes, trademarks, domain and brand names acquired in connection with the acquisitions of Super PC Memory, Inc., in January 2004 and VCI Vision Computers, Inc., in September 2006. Intangible assets are amortized over the estimated useful lives ranging from three to fifteen years (See Note 5). We recorded an impairment charge of $2,432,646 relating to customer lists, business processes, trademarks, domain and brand names during the year ended December 31, 2008.
Goodwill — In connection with the acquisition of VCI Vision Computers in September 2006, the Company recorded goodwill, resulting from the excess of the consideration paid over the fair value of assets and liabilities assumed. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company does not amortize goodwill, but performs periodic reviews for impairment. We recorded and impairment charge of $191,775 relating to Goodwill during the year ended December 31, 2008.
Impairment of Long-Lived Assets — SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The fair value of impaired assets is determined based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of brand names, business processes and customer lists. The Company recorded an impairment charge of $2,624,421 on its intangible assets for the year ended December 31, 2008. During the year ending December 31, 2007 the Company did not record an impairment.
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
Credit Risk and Concentrations — The Company sells products and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. The Company recorded an allowance for doubtful accounts of $34,000 and $74,591 as of December 31, 2008 and 2007, respectively. The Company recorded bad debt expense of $42,510 and $181,928 during the years ended December 31, 2008 and 2007, respectively, for trade receivables. The Company does not charge interest on past due balances. The Company considers all balances past due if unpaid after 30 days after invoicing.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable from the Company’s top customers accounted for 44% and 53% of total accounts receivable at December 31, 2008 and 2007, respectively.
Approximately 36% of the Company’s sales were to its largest customer during the years ended December 31, 2008 and 2007, respectively.
Research and Development Costs — Research and development costs are charged to operations in the period incurred. The amounts expensed for the years ended December 31, 2008 and 2007 were $67,845 and $22,042, respectively.
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
Software Development Costs — The Company’s activities include ongoing development of internal-use software used in connection with e-commerce and fulfillment activities. Pursuant to the provisions of the AICPA’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage are capitalized and costs incurred during the preliminary project and the post-implementation stages are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, generally two years. Capitalized software development costs for the years ended December 31, 2008 and 2007 were $0 and $22,344, respectively.
Advertising Costs — The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. The Company had no amounts capitalized for direct response advertising at December 31, 2008 and 2007. Costs associated with advertising are expensed in the period incurred. Advertising expense was $739,261 and $685,920 for the years ended December 31, 2008 and 2007, respectively.
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
Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax positions. During the year ended December 31, 2008, we recognized no adjustments for uncertain tax positions.
The tax years 2005-2008 remain open to examination by taxing jurisdictions to which the Company is subject. No Federal or State exams are ongoing or have been performed in the past three years. The examination period for tax years 2007 and 2008 will remain open longer than normal because we have not yet filed tax returns for those years.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our financial position, cash flows and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2008 the Company adopted the provisions fo SFAS No. 157, which did not have a material impact on the Company’s consolidated financials statements.

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

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock , (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We do not believe that the adoption of EITF 07-05 will have a significant impact on our consolidated financial statements, as the fair value of any financial instruments and related conversion features are not significant.

3. Z-axis Acquisition of Silicon Mountain Memory, Inc.:
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
As a result, the former SMM stockholders acquired approximately 93% of the issued and outstanding stock of the Company. Additionally, as a result of the SMM Acquisition, SMM became a wholly owned subsidiary of the Company. Copies of the Stock Exchange Agreement and other agreements entered into in conjunction with the Stock Exchange Agreement were filed as annexes to the Proxy on Schedule 14A filed by the Company with the SEC on July 24, 2007.
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
4. Acquisitions:
On August 14, 2007, SMM purchased assets of WidowPC, Inc., a small company involved in marketing and selling gaming laptops and desktop computers. The purchase price for the assets was $165,000 paid at closing and a potential 24-month earnout of up to an additional $458,000, depending upon gross margins for sales of the gaming computers during that period.
5. Property and Equipment:
Property and equipment consists of the following as of December 31:

	2008	2007
Furniture and fixtures	$135,485	$92,979
Computer equipment and software	472,915	706,314
Equipment	142,551	206,533
Leasehold improvements		45,539

	750,951	1,051,365
Less accumulated depreciation	(597,759)	(621,465)

Total	$153,192	$429,900

Depreciation expense for the years ended December 31, 2008 and 2007 was $233,134 and $305,995 respectively.
Included in property and equipment is equipment acquired under capital leases as follows at December 31:

	2008	2007
Equipment and computer equipment	$97,167	$150,837
Less accumulated amortization	(75,252)	(106,693)

Total	$21,915	$44,144

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

Beginning balance as of December 31, 2006	$858,834
Reconciliation of opening balances	44,000
Adjustment of intangible purchase price allocation	(711,059)

Ending balance as of December 31, 2007	191,775
Impairment charge	(191,775)

Ending balance as of December 31, 2008	$-0-

In accordance with SFAS No. 142, goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Company’s policy. The Company has chosen the end of its fiscal month of December as the date of its annual impairment test. In accordance with SFAS No. 142, goodwill is evaluated for impairment at the reporting unit level. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) Long-lived intangible assets with determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. At December 31, 2008, we determined the recoverability of long-lived assets was impaired and have recorded an impairment charge of $191,775 relating to previously recorded Goodwill and $2,432,646 relating to impairment charges to customers lists and trademarks.
Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets:

			Purchase Price
	Useful		Allocation
	Life		Adjustments	Accumulated
	(Years)	Gross	[1]	Amortization	Net
As of December 31, 2008:

WidowPC tradename	3	$165,000	—	$(77,935)	$87,065
Deferred financing costs and other miscellaneous	1-3	6,206,099	—	(2,347,274)	3,858,825

Total		$6,371,099	$	$(2,425,209)	$3,945,890

As of December 31, 2007:
Super PC acquisition:
Customer list	15	$1,067,616	$—	$(278,714)	$788,902
WidowPC tradename	3	165,000	—	(22,915)	142,085
VCI acquisition:
Trademarks	10	94,808	1,470,192	(195,630)	1,369,370
Customer lists	3	190,306	457,444	(80,970)	566,780
Domain names	—	60,803	(60,803)	—	—
Business processes	—	778,662	(778,662)	—	—
Vision computer brand	—	377,112	(377,112)	—	—

Total acquisitions		2,734,307	711,059	(578,229)	2,867,137
Deferred financing costs and other miscellaneous	3	667,310	—	(296,494)	370,816

Total		$3,401,617	$711,059	$(874,723)	$3,237,953

Total amortization expense for the identifiable intangible assets was $2,147,589 and $502,796 for the years ended December 31, 2008 and 2007, respectively. Amortization is generally computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that the annual amortization of intangible assets will be as follows:

Year	Amount
2009	$3,913,797
Thereafter	32,093

$3,945,890

Additions and deletions of intangible assets during the year ending December 31, 2008 are as follows:

			Reduction For
	Beginning		Impairment	Ending
	Balance	Additions	Charges	Balance

Tradenames and trademarks	$1,730,000	—	$(1,565,000)	$165,000
Customer lists	1,715,366	—	(1,715,366)	—
Deferred financing costs and other miscellaneous	667,310	$5,538,789		6,206,099

Total	$4,112,676	$5,538,789	$(3,280,366)	$6,371,099

7. Accrued Expenses:
Accrued expenses consist of the following at December 31:

	2008	2007
Payroll and related expenses	$25,787	$6,054
Compensated absences	44,268	111,005
Legal and professional	10,000	231,980
Interest on debt	63,883	66,800
Customer Deposits	172,817	296,467
Reserve for warranty and sales return	179,000	147,000
Other	71,703	102,461

Total	$567,458	$961,767

8. Long-term Debt and Short-term Borrowings
On September 25, 2006, SMM entered into a security and purchase agreement among SMM, VCI Systems and Laurus Master Fund, Ltd., an institutional accredited investor (the “Lender”) (as amended from time to time, the “Security and Purchase Agreement”), pursuant to which the Lender agreed to loan up to $8,500,000 to SMM and VCI Systems (the “Loan”). On August 28, 2007, we entered into a Master Security Agreement, a Joinder Agreement, a Registration Rights Agreement, and Guaranty, which are included as Exhibits to our Current Report on Form 8-K filed on September 4, 2007, among other documents (the “Loan Documents”), with Lender and certain affiliates. Pursuant to the Loan Documents, we agreed to become a party to the Security and Purchase Agreement and Stock Pledge Agreement, which were included as Exhibits to the same Current Report on Form 8-K, and certain of the debt financing documents that our wholly-owned subsidiary, SMM, had entered into with the Lender in September 2006. As a result, the Company, SMM and VCI Systems are jointly and severally liable for the amounts due under the Loan and are referred to in Note 8 as the “Borrowers.” Silicon Mountain, SMM and VCI Systems also may be referred to as the “Companies.”
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
The Loan consists of a $3,500,000 secured revolving credit facility (the “Revolving Note”), a $2,500,000 secured nonconvertible term note (the “Term Note”) and a $2,500,000 secured convertible term note (the “Convertible Note”). The Revolving Note, the Term Note and the Convertible Note are referred to collectively as the “Notes.” Each of the Notes matures on September 25, 2009. The following describes the material terms of each Note and of the Loan. The Lender’s prime rate at the inception of the Loan was 8.25%. On December 31, 2008, the Lender’s prime rate was 3.25%.
Revolving Note
The Revolving Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the Revolving Note through and including March 31, 2008, two percent (2%), and (ii) on and after April 1, 2008, five percent (5%) but not less than eleven percent (11%). The Companies may elect to make interest payments due under the Revolving Note in cash or common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (ii) common stock may not be issued as an interest payment if such issuance would result in Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock.

The Revolving Note provides for credit advances based on 90% of certain accounts receivable and 50% of inventory (with a $1,000,000 maximum credit availability based solely on inventory). The Borrowers and Laurus entered into an Overadvance Side Letter Agreement dated as of March 14, 2008 (the “Original Side Letter”) pursuant to which Laurus agreed to extend to the Companies $300,000 in excess of the amount then permissible under the Revolving Note. On April 16, 2008, the Borrowers and Laurus entered into an Amended and Restated Overadvance Side Letter Agreement (the “Amended Side Letter”) to be effective April 15, 2008, pursuant to which Laurus agreed to extend to the Companies an additional $750,000 in excess of the amount then permissible under the Revolving Note, as modified by the Original Side Letter, for an aggregate excess amount equal to $1,050,000. On October 14, 2008, the Borrowers and Laurus entered into a Second Amended and Restated Overadvance Side Letter, pursuant to which Laurus agreed to extend to the Companies and additional $792,850 in excess of the amount then permissible under the Revolving Note, as modified by the Amended Side Letter, for an aggregate excess amount equal to $1,842,850.
Convertible Note
The Convertible Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the Convertible Note through and including March 31, 2008, three percent (3%), and (ii) on and after April 1, 2008, five percent (5%) but not less than eleven percent (11%). The Companies may elect to make interest payments due under the Convertible Note in cash or shares of our common stock, or a combination of both, so long as not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in our common stock.
We initially were required to repay the principal amount of the Convertible Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The Convertible Note was amended as of November 5, 2007 (the “Amendment”). As a result, we were then required to repay the principal amount of the Convertible Note in accordance with the following schedule: (1) during the period commencing November 1, 2007 and ending April 30, 2008, monthly payments of $25,000, (2) during the period commencing May 1, 2008 until maturity, monthly payments of $58,823, and (3) $1,300,000 at maturity.
Pursuant to the Omnibus Amendment dated as of March 18, 2008 between the Borrowers and the Holders (as defined in Note 14) (the “Omnibus Amendment”), $25,000 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Term Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Term Note during those months are equal to $33,825.
Pursuant to the Omnibus Amendment dated as of October 10, 2008 between the Borrowers and the Holders (as defined in Note 14) (the “Omnibus Amendment”), $33,825 of the principal portion of each monthly payment due under the Convertible Note for the months of August 2008, September 2008 and October 2008 were converted into 162,360 shares of our common stock.
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
The Convertible Note originally provided for a conversion price per share of $1.85 as adjusted. Pursuant to the Omnibus Amendment, the Convertible Note currently provides for a conversion price per share of $1.85 as adjusted, except that the conversion price was $.50 per share with respect to the first $200,000 of principal amount converted under the Convertible Note. Immediately upon the effectiveness of the Omnibus Amendment, the Holders converted $200,000 in the aggregate of the outstanding principal balance of the Convertible Note at the fixed per share conversion price of $.50. As a result, upon receipt by the Holders of the common stock issuable in respect to this conversion, the principal portion of the monthly payments due and owing under the Convertible Note in the months of April 2008, May 2008, June 2008 and July 2008 was deemed to be paid and satisfied. Immediately upon the effectiveness of the Omnibus Amendment dated October 10, 2008, the Holders converted $101,471 in the aggregate of the outstanding principal balance of the Convertible Note at the fixed per share conversion price of $.625. As a result, upon receipt by the Holders of the common stock issuable in respect to this conversion, the principal portion of the monthly payments due and owing under the Convertible Note in the months of August 2008, September 2008 and October 2008 was deemed to be paid and satisfied.

Term Note
The Term Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus (i) during the period commencing on the initial issuance date of the Term Note through and including March 31, 2008, three percent (3%), and (ii) on and after April 1, 2008, five percent (5%) but not less than eleven percent (11%). The Companies may elect to make interest payments due under the Term Note in cash or our common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (ii) common stock may not be issued as an interest payment if such issuance would result in Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock.
We initially were required to repay the principal amount of the Term Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The Term Note was amended as of November 5, 2007 (the “Amendment”). As a result, we were then required to repay the principal amount of the Term Note in accordance with the following schedule: (1) during the period commencing November 1, 2007 and ending April 30, 2008, monthly payments of $25,000, (2) during the period commencing May 1, 2008 until maturity, monthly payments of $58,823 and (3) $1,300,000 at maturity.
Pursuant to the Omnibus Amendment dated as of March 18, 2008 between the Borrowers and the Holders (as defined in Note 14) (the “Omnibus Amendment”), $25,000 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Term Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Term Note during those months are equal to $33,825.
Pursuant to the Omnibus Amendment dated as of October 10, 2008 between the Borrowers and the Holders (as defined in Note 14) (the “Omnibus Amendment”), the principal portion of each monthly payment due under the Term Note in the months of April 2008, May 2008, June 2008 and July 2008 has been deferred until the Term Note matures on September 25, 2009. In addition, $25,000 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Term Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Term Note during those months are equal to $33,825.
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
The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. Between January 1, 2009 and September 30, 2009, we are obligated to pay $4,197,000 in aggregate principal payments. Neither the Company’s cash currently on hand ($13,699 at December 31, 2008) nor the Company’s current cash flows from operations are sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to secure such, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.
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

At December 31, 2008, we were not in compliance with the loan covenant requiring us to list the shares underlying the convertible note and warrants on a trading exchange. On April 14, 2009, we obtained a waiver giving us until August 15, 2009, to register the shares. The waiver also waived all penalties retroactive to the date of the registration rights agreement.

At December 31, 2008, we were not in compliance with the loan covenant requiring us to timely file all tax related filings. The Company has not filed tax returns for the 2007 or 2008 tax years. We believe we have no income tax liability for those years due to taxable losses incurred. Lender has the right to hold us in violation of the covenant and require immediate repayment of all debt outstanding. All debt is reflected as a current liability on the balance sheet at December 31, 2008.

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
Pursuant to the terms of the Registration Rights Agreement, which was included as an Exhibit to our Current Report on Form 8-K filed on September 4, 2007, within 60 days after the closing of the SMM Acquisition, we were required to file a registration statement with the SEC to register the resale of the stock issuable upon conversion of the Convertible Note and the resale of the stock issuable upon exercise of the warrants and to have the registration statement declared effective within 180 days of the closing of the SMM Acquisition. Laurus has subsequently agreed to extend the deadline for having the registration statement declared effective to 45 days following the date we receive a report from our independent auditors regarding our financial statements for the fiscal year ended December 31, 2007. More recently, Laurus agreed that we should withdraw the registration statement and that it would further extend the deadline for having the registration statement declared effective. It is not clear whether Laurus believes the definitive terms of these extensions have been finalized. We are subject to liquidated damage fees of 0.5% of the original principal amount of the Convertible Note per month for each month that the filing or effectiveness of the registration statement is late in addition to certain other events. The maximum allowable amount of such damages is 10% of the original principal amount of the Convertible Note. On August 5, 2008, with the consent of Laurus, we filed a request with the SEC to withdraw our Registration Statement on Form S-1, and on August 6, 2008, we received notice from the SEC that our request was granted. On April 14, 2008, we received a waiver granting us until August 15, 2009, to register the shares covered by this agreement.
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
Pursuant to the Amended Side Letter described above, Laurus was issued a warrant to purchase up to approximately 33% based on a formula (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share. A form of the warrant is included as Exhibit 10.23 to our Form 10-KSB/A filed on May 19, 2008. In addition, pursuant to the Tag-Along Rights Side Letter Agreement between us, SMM and Laurus dated as of April 24, 2008 and included as Exhibit 10.24 to our Form 10-KSB/A filed on May 15, 2008, Laurus is entitled to certain tag-along rights, which, among other things, give Laurus the right to include the sale of Laurus’ shares of SMM in any sale of our shares or of shares of SMM. Laurus may exercise the warrant only in the event:
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

Pursuant to the Second Amended Side Letter described above, Laurus was issued a warrant to purchase up to approximately 14% based on a formula (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share and a warrant to purchase up to 2,145,743 shares of common stock of SMH.
Schedules detailing the Company’s lines of credit, long-term and related party debt are presented below.
Lines of Credit — The Company has the following line of credit outstanding at December 31:

	2008	2007
Revolving line of credit with Laurus Master Fund, Ltd., dated September 26, 2006. Maximum loan amount of $3,500,000. This line of credit has a maturity date of September 25, 2009.

Balance on line at December 31, 2008 and 2007 is shown net of unamortized debt discount of $73,232 and $170,888 respectively. This line of credit is collateralized by substantially all the assets of the Company — Total lines of credit	$2,382,475	$1,309,995

Note Payable to Related Party — Notes payable to related parties consist of the following at December 31:

	2008	2007
Note payable to Shareholder. Interest accrued at 10% with principal and accrued interest due on demand. Accrued interest payable was $99,762 and $81,557 at December 31, 2008 and 2007, respectively. The note payable is guaranteed by certain officers of the Company and is collateralized by those officers’ stock, in addition to the general assets of the Company	$100,000	$100,000

All related party notes are subordinated to the line of credit and notes payable to Laurus Master Fund, Ltd. Payments on related party notes can only be made after the debt at Laurus Master Fund, Ltd. have been repaid or after written approval by Laurus.
Notes Payable —

	2008	2007
Convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 5% subject to a minimum of 11%, net of unamortized discount of $37,994 and $107,992 at December 31, 2008 and 2007, respectively	$1,960,535	$2,267,008
Non-convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 5% subject to a minimum of 11%, net of unamortized discount of $37,994 and $107,992 at December 31, 2008 and 2007, respectively	2,160,535	2,267,007

Sub-total	4,121,070	4,534,015
Less current maturities	(4,121,070)	(1,073,529)

Total long-term debt	$-0-	$3,460,486

The schedule of future minimum principal payments on long-term debt after December 31, 2008 is as follows:

Year	Line of Credit	Notes Payable	Total
2009	$2,455,707	$4,197,058	$6,652,765
Less debt discount	(73,232)	(75,988)	$(149,220)

Total	$2,382,475	$4,121,070	$6,503,545

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
Note payable to board member — The Company has a note payable to a former board member that accrues interest at a rate of 10% with principal and accrued interest due on demand, therefore it is classified as a current liability on the balance sheet. Interest is compounded annually on the note. The note payable is guaranteed by the chief executive officer of the Company and is collateralized by his stock, in addition to the general assets of the Company. The note payable is subordinated to the Revolving Credit Facility, Term Loan, and Convertible Term Loan payable to Laurus. Payment on the related party note can only be made after the notes payable to Laurus have been repaid or after written approval by Laurus. As of December 31, 2008 and December 31, 2007, the note payable including accrued interest was $199,762 and $181,557, respectively.
Fees paid to Board Members — Beginning in 2007, the Company entered into a consulting agreement with one of the board members. The Company recorded expense of $103,500 and $93,090 to the board member for the twelve months ended December 31, 2008 and 2007, respectively for board related fees and consulting agreements. In addition, on August 12, 2008, the Board of Directors approved, as part of their compensation package, warrants to purchase 353,700 shares of SMH common stock for $.50 per share. The warrants expire on August 11, 2013. We recorded expense of $387,299 relating to the issuance of these warrants.
Sale of Z-Axis LLC — Z-Axis, transferred all of its assets and liabilities to Z-Axis LLC, its then wholly-owned subsidiary. Concurrent with the closing of the Stock Exchange, Z-Axis sold Z-Axis LLC to a limited liability company owned by Mr. Alan Treibitz, Ms. Stephanie S. Kelso and Mr. Raymond Hauschel (the “Purchasing LLC”). Mr. Treibitz and Ms. Kelso were members of Z-Axis’ board of directors, and were the chief executive officer and president, respectively, of Z-Axis prior to the closing of the Stock Exchange. The purchase price paid by the Purchasing LLC for the Z-Axis LLC membership interests was $300,000 payable in a combination of $60,000 cash, 33,457 post-split shares of stock of the Company that were redeemed from members of the Purchasing LLC, and a promissory note in the face amount of $150,000. The terms of the note require quarterly interest payments calculated at prime plus 2% with the principal balance due on August 28, 2010.
10. Restructuring:
In the first quarter of 2008, the Company’s management decided to consolidate its Arizona operations into the California facilities. As a result, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded significant restructuring charges, in connection with our abandonment of certain leased facilities through our office consolidations. The lease abandonment costs were estimated to include remaining lease liabilities. The Company recorded $1,451,000 in restructuring charges in the first quarter of 2008. This liability is recorded as an operating lease liability on the consolidated balance sheet.

Balance at December 31, 2007	$-0-
Additions-future lease payments	1,451,000
Reductions-payments on lease	(32,619)

Balance at December 31, 2008	$1,418,381

At December 31, 2008, the Company was in default with the payment terms of this lease, therefore, the entire liability is recorded on the balance sheet at December 31, 2008 as a current liability of $1,418,381.

11. Commitments and Contingencies:
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
Capital Lease Commitments — The company has commitments under non-cancelable capital leases expiring through 2011 for various equipment. Minimum future annual lease payments for leases in excess of one year as of December 31, 2008 are as follows:

Years Ending
December 31,
2009	$8,666
2010	10,002
2011	7,538

$26,206

Operating Lease Commitments — On January 22, 2004, the Company entered into an operating lease for its Colorado corporate headquarters which was to expire on May 2008. On January 24, 2008, the lease was amended to extend the expiration to May 2009. The lease requires minimum monthly payments of $15,174 from May 1, 2008 to May 1, 2009. On November 1, 2008, this lease was amended to reduce the rentable square footage from 15,174 to 7,024. The amendment also reduced the minimum monthly payments due to $8,926.
On June 19, 2007, the Company entered into an operating lease for its California operations. The terms of the lease require monthly payments of $5,000 and is cancelable by either party with 30 days written notice. On March 31, 2008, we signed another lease at the same location for additional office space. The terms of this lease require monthly payments of $2,200 and is cancelable with 30 days written notice.
On October 20, 2006, the Company entered into an operating lease for its Arizona operations which expires October 19, 2016. The lease requires monthly minimum payments of $10,350. The lease amount increases 3% at each anniversary date. At December 31, 2008 we are in default with the payment provisions of this lease.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows:

Years Ending
December 31,
2009 [1]	$217,705
2010	136,389
2011	140,480
2012	144,694
2013 and thereafter	595,692

$1,334,960

[1]
The payments due in 2009 include $53,940 of payments due in 2008 that are past due and therefore required in 2009. The lease for our facility in Arizona is in default at December 31, 2008. We have recorded all payments relating to this lease as a current liability on the balance sheet at December 31, 2008.

Total rent expense for the years ended December 31, 2008 and 2007 was $1,835,105 and $482,086, respectively. Rent expense recorded in 2008 includes a one-time facility closure charge of $1,451,000 relating to the closure of our Arizona manufacturing facility.
12. Share Based Compensation:
In 2003, our shareholders approved the 2003 Equity Incentive Plan (the “Plan”). The Plan allows for the granting of up to 4,883,114 incentive and nonqualified stock options to its officers, board members, and employees. The Plan is administered by the Compensation Committee of the Board. Options become exercisable over a period of up to ten years from the date of grant and at exercise prices as determined by the Board.
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

	2008[1]	2007
Weighted-average volatility		81%
Expected dividends		0%
Risk-free interest rate		4.96%
Average expected term (in years)		5.88

[1]	We did not issue any options under the 2003 Equity Incentive Plan during the year ending December 31, 2008.
Compensation expense related to previously granted stock option awards which are non-vested and have not been recognized as compensation expense at December 31, 2008 is $38,661. This amount of compensation expense is expected to be recognized over the next three years.
The effect of stock-based compensation expense for the years ended December 31, 2008 and 2007 respectively on net income related to employee stock options was $81,618 and $115,925.
A summary of option activity under the Plan as of December 31, 2008 and 2007, and changes during the year then ended is presented below:

	Outstanding Options
			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Options outstanding at January 1, 2007 (1)	4,439,755	$0.25
Granted (1)	896,442	.69
Exercised (1)
Canceled or forfeited	(1,261,848)	.44

Options outstanding at December 31, 2007	4,074,349	.24	3.13	$3,780,645
Granted
Canceled or forfeited	(932,550)	0.33

Options outstanding at December 31, 2008	3,141,799	$0.24	1.54	$2,421,835

Options exercisable at December 31, 2008	2,784,974	$0.18	1.34	$2,309,411

(1)
A conversion factor of 1.109798602 was applied to all SMM stock options in order to arrive at the outstanding and exercisable options for December 31, 2007. This conversion factor is due to the Z-Axis transaction (see Note 3).

The weighted average fair value of options granted during the years ended December 31, 2008 and December 31, 2007 was $0 and $280,332 respectively. During the years ended December 31, 2008 and December 31, 2007, (i) the total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised was $0 and $0 respectively; (ii) the fair value of options vested was $96,944 and $48,059 (excluding the Z-Axis options acquired in the merger) respectively and (iii) cash received from stock options exercised was $0 compared to approximately $0 for the prior year. As of December 31, 2008, shares available for grant under the Plan were 1,741,316.
Stock options outstanding and currently exercisable at December 31, 2008 are:

	Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted			Weighted
	Remaining	Average	Number of	Number	Average
Exercise	Contractual	Exercise	Shares	of Shares	Exercise
Price Range	Life	Price	Outstanding	Exercisable	Price
$0.0 – $.50	1.02	$0.17	2,723,006	2,696,368	$0.16
$0.51 – $1.00	3.32	$0.71	418,792	88,606	$0.72

$0.00 – $1.00	1.54	$0.24	3,141,798	2,784,974	$0.18

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
13. Stockholders’ Equity:
On March 14, 2008, as a condition to the Holders entering into the Amendment and Side Letter, we sold an aggregate of 600,000 shares of our common stock and warrants to purchase an aggregate of 600,000 shares of our common stock to three individual accredited investors pursuant to Subscription Agreements, the form of which was included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 20, 2008. The three investors paid us a total of $300,000 in exchange for the our common stock and warrants. For each $.50 of consideration paid, the investors received one share of our common stock and a warrant to acquire one share of our common stock. The warrants have an exercise price of $.005 per share and expire within 7 years from the date of issuance. A copy of the warrants granted in these transactions was included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 20, 2008.
On March 14, 2008, the Company issued 400,000 shares of Common Stock to Laurus as payment of principal due on debt in the amount of $200,000.
On April 1, 2008, SMH issued 100,000 shares of restricted stock to an independent consultant for services to be performed over the next twelve months. On September 15, 2008 SMH issued 100,000 shares of restricted stock to the same independent consultant for services to be performed over the next six months. The agreement requires a monthly payment of $10,000 in cash and 200,000 warrants with immediate vesting, a two year term and an exercise price of $.75. This agreement is cancelable by either party with 30 days written notice. The related expense will be recorded over the expected term of the agreement, currently twelve months.
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
On October 16, 2008, the Company issued 324,706 shares of Common Stock to Laurus as payment of principal due on debt in the amount of $202,941.
14. Employee Benefit Plans:
Defined Contribution Plan — Effective during 2004, the Company established a 401(k) retirement plan covering substantially all full-time employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules ($15,500 for calendar year 2008). The Company can make annual contributions to the plan at the discretion of the Board of Directors. No contributions have been made by the Company for the periods presented.
15. Income Taxes:
The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provisions for the years ended December 31, 2008 and 2007 consisted of the following:

	2008	2007
Current expense (benefit)	$(46,196)	$911
Deferred expense (benefit)	—	243,000

Total expense (benefit)	$(46,196)	$243,911

	2008	2007
Current deferred tax assets:
Inventory related	$102,000	$53,000
Accrued vacation and other compensation	12,000	43,000
Accrued warranty	67,000	57,000
Lease commitments	54,000	57,000
Other	13,000	34,000

Total current deferred tax assets before allowance	$248,000	$187,000
Valuation allowance	(248,000)	(187,000)

Net current deferred tax asset after allowance	$—	$—

Long-term deferred tax assets:
Net operating loss carryforwards	$2,704,000	$600,000
Intangible assets	1,010,000	47,000
Lease commitements	463,000	—
Other	37,000	33,000

Total long-term deferred tax assets	4,214,000	680,000

Long-term deferred tax liabilities:
Property, equipment and intangible assets	—	(3,000)

Total long-term deferred tax liabilities	—	(3,000)

Net long-term deferred tax asset (liability) before allowance	4,214,000	677,000
Valuation allowance	(4,214,000)	(677,000)

Net long-term tax asset after allowance	$—	$—

The Company has an available net operating loss carryforward at December 31, 2008 totaling approximately $7,000,000 which expires in varying amounts beginning in 2015 through 2018. A portion of the carryforward may be subject to an annual limitation as to its utilization due to Section 382 change in ownership rules.
A reconciliation of federal income taxes computed by multiplying pretax loss by the statutory rate of 35% to the provision for income taxes is as follows at December 31:

	2008	2007
Tax (benefit) expense computed at the statutory rate	$3,667,000	$933,000
State income tax	287,000	106,000
Valuation allowance	(3,598,000)	(864,000)
Effect of permanent differences	(255,000)	(329,000)
Other	(54,804)	(89,911)

Provision for income taxes (expense) benefit	$46,196	$(243,911)

As of December 31, 2008 and 2007, an evaluation of the allowance determined that it was more likely than not that the net operating loss asset may not be realized, and therefore a valuation allowance for the full amount was recorded.
16. Subsequent Events:
On January 22, 2009, our Chief Operating Officer tendered, 129,231 shares of his stock to the Company at a price of $.78 per share. The proceeds were used to exercise 799,054 stock options at an exercise price of $.1262 each. This transaction was treated as a cashless exercise.
On January 30, 2009, our Chief Executive Officer tendered 138,614 shares of his stock to the Company at a price of $1.01 per share. The proceeds were used to exercise 1,109,798 stock options at an exercise price of $.1262 each. This transaction was treated as a cashless exercise.
On February 24, 2009, the Companies and Laurus entered into an Omnibus Agreement amending certain terms of the Convertible Term Note, Term Note and Revolving Note. The terms of the Agreement defer certain principal and interest payments due on the Notes between October 1, 2008 and March 31, 2009. Silicon Mountain Holdings, Inc issued warrants to Valens Offshore Fund, Valens US Fund and PSource Fund for the purchase of up to 172,081, 113,128 and 114,792 shares, respectively, of our common stock with an exercise price of $0.001 per share.
On February 24, 2009, SMH entered into a Third Amended and Restated Overadvance Side Letter Agreement (the “Third Amended Side Letter”) with Laurus Master Fund, Ltd. (“Laurus”), Valens U.S. SPV I, LLC (“Valens U.S.”), LV Administrative Services, Inc. as agent (“Agent”), Valens Offshore SPV I, Ltd. (“Valens Offshore”) and PSource Structured Debt Limited (“PSource”, and, together with Laurus, Valens U.S., Agent and Valens Offshore, referred to as the “Holders”), to be effective February 24, 2009.
Pursuant to the Third Amended Side Letter, Laurus has agreed to extend to the Companies an additional $200,000 in excess of the amount currently permissible under the Revolving Note (as defined below), as modified by the Original Side Letter, the Amended Side Letter and the Third Amended Side Letter (as defined below), for an aggregate excess amount equal to $2,042,850.

The Third Amended Side Letter amends and restates the Second Amended and Restated Overadvance Side Letter Agreement dated as of October 16, 2008 (the “Second A&R Letter”) each between the Companies and the Holders. Pursuant to the Original Side Letter, Laurus had agreed to extend to the Companies $300,000 in excess of the amount then permissible under the Secured Revolving Note dated September 25, 2006 (the “Revolving Note”) and pursuant to the Amended Side Letter, Laurus had agreed to extend to the Companies an additional $750,000 and pursuant to the Second Amended Side Letter, Laurus had agreed to extend to the Companies and additional $792,850. A copy of the Original Side Letter was included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2008. A copy of the Amended Side Letter was included as Exhibit 10.22 to the Company’s Amendment No. 1 to its Annual Report on Form 10-KSB filed on May 19, 2008. A copy of the Revolving Note was included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 4, 2007. A copy of the Second Amended Side Letter was included as Exhibit 10.26 on Form 10-Q filed on November 14, 2008.
On February 28, 2009, the Company extended its lease for its corporate headquarters located in Boulder, CO which originally expired on May 1, 2009. Terms of the lease require minimum monthly payments of $8,926 through December 31, 2009.
In January 2009, our subsidiary, VCI Systems, Inc. was named in a lawsuit for breach of contract relating to the lease of a facility in Chandler, Arizona. The lawsuit seeks a request of relief of $80,018 for past due rent, property taxes, insurance and legal fees.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
On September 27, 2007, the Board approved a change in its independent registered public accounting firm to audit its financial statements. The Company dismissed Ehrhardt Keefe Steiner & Hottman P.C. on September 27, 2007 and appointed Hein & Associates LLP to serve as its independent registered public accounting firm effective September 27, 2007, to audit its financial statements for the year ended December 31, 2007.
Hein & Associates LLP is the independent registered public accounting firm for Silicon Mountain Memory, Incorporated, which became the Company’s wholly-owned subsidiary upon the consummation of the stock exchange described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2007.
There were no “disagreements” (as contemplated in Item 304(a)(1)(iv) of Regulation S-K) with Ehrhardt Keefe Steiner & Hottman P.C. at any time during the Company’s most recent two fiscal years and through September 27, 2007 regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ehrhardt Keefe Steiner & Hottman P.C. would have caused it to make reference to such disagreements in its reports.
The reports of Ehrhardt Keefe Steiner & Hottman P.C. on the Company’s financial statements for the years March 31, 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainly, audit scope or accounting principles. There are no other events (as described in Item 304(a)(1)(v)(A) through (D) of Regulation S-K and its related instructions) in context of the Company’s relationship with Ehrhardt Keefe Steiner & Hottmam P.C. during the relevant periods.
During each of the two most recent fiscal years and through September 27, 2007, neither the Company nor anyone on its behalf consulted with Hein & Associates LLP with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding the type of audit opinion that might be rendered on the Company’s financial statements, the application of accounting principles applied to a specified transaction or any matter that was the subject of a disagreement or event described in Item 304(a)(1)(iv) of Regulation S-K and its related instructions.
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our chief executive and chief financial officers, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008. Based on that evaluation, the Company’s management, including our chief executive and chief financial officers, concluded that as of December 31, 2008, our disclosure controls and procedures were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company intends to focus it’s efforts on stabilizing the business as a going concern first, and secondly, designing and installing effective controls as soon as cash flow, and funding to do so become available, and staffing constraints can be overcome without compromising the business’ viability.

Changes in Disclosure Controls and Procedures
On May 16, 2008, the audit committee of our Board of Directors received a letter from our independent registered public accounting firm identifying the following significant deficiencies to be material weaknesses: “Based on our observations and discussions with Company personnel, it does not appear that there is an adequate level of accounting staffing to allow sufficient time for the accounting department to (i) perform a review, (ii) to adequately prepare for our annual audit, (iii) research all applicable accounting pronouncements as it relates to the Company’s financial statements and the underlying disclosures, and (iv) to timely prepare its 10-KSB along with its financial statement disclosure schedules. Inadequate levels of accounting personnel have caused the Company difficulty in filing its 10-KSB within the required time frame.”
The independent registered public accounting firm also advised the Company of certain control deficiencies with are “less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.” The Company, provided it first stabilizes cash flows and the business’ ability to continue as a going concern, intends to analyze and address the deficiencies identified.
Subsequent to the date of our independent registered public accounting firms’ letter, as described above, we have made changes in our internal controls over financial reporting. Those changes include reduction of staffing in accounting, administrative, IT, and operational positions that have an impact on internal controls, a corresponding further concentration of duties, a decision to postpone appointment of independent directors and formation of an audit committee containing financial experts, de-emphasis of internal controls over IT data transfer between our California and Colorado operations, de-emphasis of internal controls related to the effectiveness and efficiency of operations, and de-emphasis of internal controls related to compliance with applicable laws and regulations. We believe inadequate staffing , and the other conditions mentioned, both individually, and when aggregated constitute material weaknesses and have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
On April 15, 2009, the Board of Directors received a letter from our independent registered public accounting firm identifying the following significant deficiencies to be material weaknesses: (1)“Based on our observations and discussions with Company personnel, it does not appear that there is an adequate level of accounting staffing to allow sufficient time for the accounting department to (i) perform a review (ii) to adequately prepare for our annual audit, (iii) and research all applicable accounting pronouncements as it relates to the Company’s financial statements and the underlying disclosures. (2) “Management identified its culture surrounding internal controls to be of low priority” (3) “The Company no longer has independent members of its Board nor does it have an audit committee” (4) “Management has concluded that there was insufficient documentation of policies, procedures and controls, as well as tesing surrounding these controls” and (5) “The Company lacks formal controls over equity reporting and disclosure.”
This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.
Pursuant to Item 308T(a) of Regulation S-K under the Exchange Act, the information in this Item 9A(T) is being furnished and shall not be deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section. Accordingly, the information in this Item 9A(T) will not be incorporated by reference into any filing by the Company under the Securities Act, or the Exchange Act, unless specifically identified therein as being incorporated by reference.
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may still occur.

CEO and CFO Certifications
Appearing as Exhibits 31.1 and 31.2 to this Annual Report are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2008, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following material weaknesses in internal control and has also identified other deficiencies, that when aggregated, may be viewed as a material weaknesses in our internal control over financial reporting as of December 31, 2008:
Material Weaknesses
1.	Board oversight and Audit Committee — We do not have independent members of our Board and an Audit Committee of independent directors including a financial expert member.

2.
Insufficient documentation of policies, procedures and controls — We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls policies and procedures we employ are not sufficiently documented. In addition we lack documentation on our testing of internal controls and adherence to policy and procedures.

3.
Segregation of duties — We do not have adequate accounting personnel to maintain proper segregation of duties, to adequately perform all necessary review, to prepare for an audit, to research all applicable accounting issues for disclosure or to always carry out all required procedures.

4.
Culture of internal control — We often prioritize other objectives as being more important than following internal controls and procedures. As a result we may choose to ignore internal controls because we see another priority as providing more short term benefit.

5.	Equity Reporting — We have weak controls over equity reporting and disclosure due to a lack of specific procedures in place.

Management’s Remediation Initiatives
In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, after we first stabilize cash flow and the ability of the Company to continue as a going concern, we have initiated, or plan to initiate, the following series of measures assuming in all cases adequate funds become available to us:
Management believes that the appointment of outside directors, who will be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.
With the addition of accounting personnel professionals, we will undertake projects to thoroughly document our internal control policies, procedures, and controls. We will also document our testing of those controls.
We will create additional positions in accounting and human resources to segregate duties and manage work loads consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. In addition, when we have a fully functioning audit committee with an expert in financial matters, the committee will be able to undertake the oversight of the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.
We plan to train employees involved in all aspects of the business on the importance of internal control and hold accountable people who disregard the importance of internal control when we can afford the related training and turnover costs.
We plan to install equity reporting controls and staff the functions reporting equity transactions adequately.
We will hire IT experts that can fix the data communications problems between locations, or change to new technologies or software that will not be subject to disruption by communication breakdowns.
With the addition of accounting professionals, we also plan to add research tools. If additionally we still need specialized consulting help, we plan to hire consultants.
We plan to maintain stricter control of inventory and to install video cameras and other measures to protect our physical inventory.
We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table and paragraphs provide the name and age of each current director, executive officer and significant employee of Silicon Mountain Holdings, the principal occupation of each during the past five years and, with respect to our director, the year in which the director was first elected as a director of Silicon Mountain Holdings. Information as to the stock ownership of our director and all of our current executive officers as a group is provided below under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” There are no family relationships between any director or executive officer.

Name	Age	Year of Election as Director	Position with the Company
Rudolph A. (Tré) Cates III	38	2007	Director, President, Chief Executive Officer and Secretary
P. Shaun Hanner	40	—	Chief Operating Officer
Dennis W. Clark	39	—	Chief Financial Officer and Treasurer
Rudolph A. (Tré) Cates III, Director, President, Chief Executive Officer and Secretary
Mr. Cates has been our chief executive officer, president and a member of our board of directors from August 2007 to present, chief executive officer, president and a member of SMM’s board of directors from November 1997 through the present and is one of SMM’s founders. Before founding SMM, Mr. Cates was a regional sales manager for Super PC Memory, Inc., a company engaged in the sale of memory for desktops, laptops and low-end Windows/Intel type servers and attached printers. Mr. Cates holds a B.A. in philosophy from Ouachita Baptist University and a M.A. in theology from Southwestern Seminary.
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
Dennis Clark, Chief Financial Officer and Treasurer
Mr. Clark has been our Chief Financial Officer and Treasurer since June 2008. From December 2007 to March 2008, Mr. Clark served as Chief Executive Officer of Altec Internationale,LLC, a software start-up providing aviation language software tools to test and train pilots in English. Mr. Clark served as Chief Executive Officer of American Environmental Products Inc., a fluorescent light bulb designer and manufacturer, from September 2006 to November 2007. Mr. Clark co-founded and served on the board of directors of Silicon Mountain Memory Incorporated, the Company’s wholly-owned subsidiary (“Memory”), from November 1997 to April 2007. Mr. Clark also served as Memory’s Chief Financial Officer from April 1997 to March 2005, and served in various other roles at Memory from March 2005 through November 2005. Mr. Clark worked for Coopers & Lybrand and Hein & Associates in public accounting as well as several staff accounting and consulting positions prior to 1997. Mr. Clark received his B.S. in accounting from Southern Nazarene University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission. We have noted that the following forms have not been timely filed. Dennis Clark has been our interim CFO since June 2007.  Mr. Dennis Clark did not file a Form 3 when he accepted his position.  Steve King, Chong Man Lee, Camillo Martino, and Mark Crossen were members of the board of directors when they were granted warrants on August 12, 2008 and have not filed Form 4 for these warrants.
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

Board Committees
The Board currently has two standing committees: the audit committee and the compensation committee.
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
At December 31, 2008, Tre Cates is the sole member of the Board of Directors, Audit Committee and Compensation Committee. Mr. Cates is not considered an “audit committee financial expert”. After our remaining Board Members resigned in August 2008, we have not appointed new Board members and therefore, do not have an audit committee financial expert. At such time as we appoint new board members, we will look for an individual who can be considered and expert to join the audit committee.
Compensation Committee. The compensation committee reviews and approves the compensation paid to our executive officers and recommends to the Board the compensation paid to our Chief Executive Officer. This committee also provides general oversight of our compensation structure; and retains and approves the terms of the retention of any compensation consultants and other compensation experts. This committee also has the authority to make grants under our equity compensation plans and has all responsibility for the Company’s 401(k) Plan, except the responsibility for plan funding of Company contribution or the election of profit sharing Company contributions, which exceptions are the responsibility of the Board.
Item 11. Executive Compensation
Summary Compensation Table
The following table provides information concerning the compensation of the Company’s Chief Executive Officer and the other most highly compensated executive officers whose total compensation exceeds $100,000 (the “Named Executive Officers”) for the fiscal years indicated in column B of the table. For a complete understanding of the table, please read the narrative disclosures that follow the table.
Summary Compensation Table

							H
						G	Nonqualified
					F	Non-Equity	Deferred	I
A		C	D	E	Option	Incentive Plan	Compensation	All Other	J
Name and Principal	B	Salary	Bonus	Stock	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	Awards	($)	($)	($)	($)	($)
Rudolph (Tré) A. Cates III,	2008	$152,953	—	—	—	—	—	—	$152,943
Chief Executive Officer(1)	2007	141,250	—	—	—	—	—	—	141,250

Patrick Hanner,	2008	$157,574	—	—	—	—	—	—	$157,754
Chief Operating Officer(2)	2007	133,750		—	—	—	—	—	133,750

(1)
Mr. Cates was appointed Chief Executive Officer of the Company in August 2007 in conjunction with the closing of the SMM Acquisition. The information set forth in the table regarding Mr. Cates reflects compensation Mr. Cates earned as Chief Executive Officer of SMM, our wholly-owned subsidiary, and SMH during the fiscal years ended December 31, 2008 and 2007.

(2)
Mr. Hanner was appointed Chief Operating Officer of the Company in August 2007 in conjunction with the closing of the SMM Acquisition. The information set forth in the table regarding Mr. Hanner reflects compensation he earned as Chief Operating Officer of SMM, our wholly-owned subsidiary, and SMH during the fiscal years ended December 31, 2008 and 2007.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table provides information concerning the unexercised stock options outstanding for each of the Named Executive Officers as of December 31, 2008, as applicable.

	Option Awards					Stock Awards
J
								I	Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market
			D					Number	or Payout
			Equity			G	H	of	Value of
			Incentive			Number	Market	Unearned	Unearned
			Plan			of	Value of	Shares,	Shares,
			Awards:			Shares	Shares	Units or	Units or
			Number of			or Units	or Units	Other	Other
	Number of Securities		Securities			of Stock	of Stock	Rights	Rights
	Underlying Unexercised		Underlying	E		That	That	That	That
	Options		Unexercised	Option	F	Have	Have	Have	Have
	(#)		Unearned	Exercise	Option	Not	Not	Not	Not
A	B	C	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Rudolph (Tré) A. Cates III,	1,109,798	—	—	$0.13	01/30/2009	—	—	—	—
Chief Executive Officer (1)	88,785	—	—	$0.37	02/28/2011	—	—	—	—

Patrick Hanner,	799,054	—	—	$0.13	01/30/2009	—	—	—	—
Chief Operating Officer (2)	55,490	—	—	$0.34	10/27/2013	—	—	—	—

(1)
Mr. Cates was appointed Chief Executive Officer of the Company in August 2007 in conjunction with the closing of the SMM Acquisition. The information set forth in the table regarding Mr. Cates reflects outstanding equity awards Mr. Cates earned as Chief Executive Officer of SMM, our wholly-owned subsidiary, during its fiscal year ended December 31, 2004 and 2005. On January 30, 2009, Mr. Cates tendered 138,614 shares of his common stock to the Company at a price of $1.01 per share. The proceeds were used to exercise 1,109,798 options at $0.13 per option. This transaction was accounted for as a cashless exercise.

(2)
Mr. Hanner was appointed Chief Operating Officer of the Company in August 2007 in conjunction with the closing of the SMM Acquisition. The information set forth in the table regarding Mr. Hanner reflects outstanding equity awards he earned as Chief Operating Officer of SMM, our wholly-owned subsidiary, during its fiscal year ended December 31, 2004 and 2005. On January 22, 2009, Mr. Hanner tendered 129,231 shares of his common stock to the Company at a price of $0.78 per share. The proceeds were used to exercise 799,054 options at $0.13 per option. This transaction was accounted for as a cashless exercise.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements
We do not have written employment agreements with any of our executive officers. Set forth below are the terms of the employment arrangements for each of our Named Executive Officers:
Tré Cates, our Chief Executive Officer, receives an annual base salary in an amount equal to $144,000 and is eligible to participate in our employee benefit plans. All other compensation or benefits are at the discretion of our Board of Directors.
Patrick Hanner, our Chief Operating Officer, receives an annual base salary in an amount equal to $153,000 and is eligible to participate in our employee benefit plans. All other compensation or benefits are at the discretion of our Board of Directors.
Dennis Clark was appointed SMH’s Chief Financial Officer and Treasurer in June 2008. Mr Clark receives an annual base salary of $63,000 and is eligible to participate in our employee benefit plans. All other compensation or benefits are at the discretion of our Board of Directors.

DIRECTOR COMPENSATION

					Nonqualified
				Non-Equity	Deferred
	Fees Earned or		Warrant and	Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name+	($)	($)	($)	($)	($)	($)	($)
Rudolph (Tré) A. Cates III,	—	—	—	—	—	—	—
Director, Chief Executive Officer and President

Steven King,	11,712	—	95,250	—	—	103,500	210,462
Director and Chairman of the Board(2)(3)

John Blackman,	—	—	18,150	—	—	—	18,150
Director(1)

Mark Crossen,	1,011	—	42,135	—	—	—	43,146
Director(2)

Mickey Fain,	2,652	—	34,485	—	—	—	37,137
Director(1)

Chong Man Lee,	5,014	—	109,500	—	—	—	114,514
Director(2)

Eric A. Wittenberg,	1,492	—	29,040	—	—	—	30,532
Director(1)

Camillo Martino	3,201	—	58,740	—	—	—	61,941
Director(2)

Messrs. Cates, Blackman, Crossen, Fain, King, Lee and Wittenberg were appointed directors of the Company in August 2007 in conjunction with the closing of the SMM Acquisition. Prior to the closing of the SMM Acquisition, each individual was, and Mr. Cates continues to be, a director of SMM, our wholly-owned subsidiary. The information set forth in the table reflects compensation received by these individuals for SMM’s fiscal year ended December 31, 2008 for his role as director of SMM.

(1)	On May 9, 2008, Messrs. Blackman, Fain and Wittenberg resigned from the Board of Directors of the Company and any of its subsidiaries for which they were a director.

(2)	On August 28, 2008, Messrs. King, Crossen, Lee and Martino resigned from the Board of Directors of the Company and any of its subsidiaries for which they were a director.

(3)
During the year ended December 31, 2008, we paid $103,500 to AtlanticXing, LLC of which Mr. King is the operating manager. The fees were paid for consulting services provided by Mr. King. We terminated our agreement with AtlanticXing, LLC effective February 28, 2009.

On August 12, 2008, our Board of Directors approved a plan of annual compensation for our non-employee directors, as well as members of the Board’s audit and compensation committees effective immediately and retroactive to January 1, 2008. Pursuant to the plan, each member of our Board annually will receive a warrant to purchase up to 50,000 shares of our common stock at $0.50 per share. The Chairman of our Board of Directors will receive $1,000 monthly and a warrant to purchase up to 50,000 shares of our common stock at $0.50 per share. The Chairman of the audit committee annually will receive $7,500 in cash and warrants to purchase up to 80,000 shares of our common stock at $0.50 per share. All other audit committee members annually will receive $5,000 in cash and warrants to purchase up to 30,000 shares of our common stock at a price of $0.50 per share. The Chairman of the compensation committee will receive $4,500 in cash and a warrant to purchase up to 30,000 shares of our common stock at a price of $0.50 per share, and all other compensation committee members annually will receive $3,000 in cash and a warrant to purchase up to 15,000 shares of our common stock at a price of $0.50 per share. The warrants to purchase our common stock issued to directors pursuant to this plan vested immediately on the day of the grant. These warrants expire on August 11, 2013. The cash compensation and warrant certificates were prorated for the actual amount of time board members served in 2008. The cash compensation was recorded as an expense during the fiscal year ended December 31, 2008 but has not yet been completely paid to the Directors. The Company owes $18,822 to the former directors for compensation approved under this plan. This plan of annual compensation supersedes all other plans adopted by the Board.

Warrants to
Purchase shares
of the Company’s
Common
Stock
Name	Granted
Rudolph (Tré) A. Cates III, Director, Chief Executive Officer and President	—
John Blackman, Director(1)	16,576
Mark Crossen, Director(2)	38,480
Mickey Fain, Director(1)	31,494
Steven King, Director and Chairman of the Board(2)	86,986
Chong Man Lee, Director(2)	100,000
Eric A. Wittenberg, Director(1)	26,520
Camillo Martino, Director(2)	53,644

(1)	On May 9, 2008, Messrs. Blackman, Fain and Wittenberg resigned from the Board of Directors of the Company and any of its subsidiaries for which they were a director.

(2)	On August 28, 2008, Messrs. King, Crossen, Lee and Martino resigned from the Board of Directors of the Company and any of its subsidiaries for which they were a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of shares of Silicon Mountain Holdings common stock as of March 31, 2009, unless otherwise indicated, (i) individually by the chief executive officer and each of the other executive officers of Silicon Mountain Holdings and by each director of Silicon Mountain Holdings, (ii) by all executive officers and directors of Silicon Mountain Holdings as a group, and (iii) by each person known to Silicon Mountain Holdings to be the beneficial owner of more than five percent of the outstanding shares of Silicon Mountain Holdings common stock. Except as noted in the footnotes below, each of the persons listed has sole investment and voting power with respect to the shares indicated. The information in the table is based on information available to Silicon Mountain Holdings. The business address of each of the individuals is 4755 Walnut Street, Boulder, Colorado 80301, except as otherwise noted.

	Number of Shares	Percentage of
	Beneficially	Common Stock
Beneficial Owner(1)	Owned	Outstanding
Principal stockholders

Rudolph (Tre’) Cates III† (2)	2,796,249	17.19%
Patrick Hanner† (3)	1,216,851	7.50%
Roger Haston	887,838	5.49%
Kenneth Paul Olsen (4)	2,283,152	13.86%
Laurus Funds (6)(7)	1,698,611	9.99%
Mark Crossen (5)	5,616,560	33.38%

Directors and Officers

Rudolph (Tre’) Cates III† (2)	2,796,249	17.19%
Patrick Hanner† (3)	1,216,851	7.50%

All directors and executive officers as a group (three persons)(8)	4,233,694	20.75%

†	Named executive officer.

(1)
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

(2)	Mr. Cates’ shares of common stock include currently exercisable stock options to purchase 88,785 shares at an exercise price of $0.37 until 2011.

(3)	Mr. Hanner’s shares of common stock include currently exercisable stock options to purchase 55,490 shares at an exercise price of $0.34 until 2013.

(4)
Mr. Olsen’s shares of common stock include currently exercisable stock options to purchase 300,000 shares at an exercise price of $0.50 until December 31, 2013. Mr. Olsen is the President and CEO of MemoryTen, Inc.

(5)
Mr. Crossen’s shares of common stock include (a) 1,265,408 shares of common stock held by RayneMark Investments LLC, of which Mr. Crossen is the executive director and majority owner, (b) 300,000 shares of common stock held by Progeny Capital Management, (c) currently exercisable stock options to purchase 2,660 shares at at an exercise price of $0.34 until April 20, 2011 and (d) currently exercisable warrants to purchase 649,460 shares at exercise prices ranging from $0.01 to $0.50 until various dates in 2012 and 2013.

(6)
Laurus Funds shares of common stock include (a) 495,510 shares of common stock held by The Valens Offshore SPV1 Fund Ltd which is under common management control, (b) 136,867 shares of common stock held by Psource Structured Debt Fund Ltd which is under common management control, (c) 121,130 shares of common stock held by The Valens US Fund Ltd which is under common management control, and (d) currently exercisable warrants to purchase 940,000 shares at an exercise price of $0.01 with no expiration date.

(7)
Per the terms of our various loan documents with Laurus, they are unable to own more than 9.99% of our outstanding common stock. The beneficial ownership of shares and percentages disclosed above exclude warrants to purchase 5,782,369 shares of our common stock at various exercise prices between $0.001 and $0.01. In addition, we have a convertible note payable to Laurus with a principal balance of $1,998,529 which is convertible into our common stock at a conversion price of $1.85 per share, these share have also been excluded from the disclosure above.

(8)	Includes 2,053,127 shares of common stock subject to options and warrants exercisable within the next 60 days.
Item 13. Certain Relationships and Related Transactions, and Director Independence
As more fully discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Financing,” on March 14, 2008 RayneMark Investments LLC, of which Mark Crossen, a former member of our Board of Directors, is the executive director and majority owner, invested $250,000 in the Company in exchange for 500,000 shares of our common stock and a warrant to purchase 500,000 shares of our common stock. On the same day, Mickey Fain, then a member of our Board of Directors, invested $25,000 in the Company in exchange for 50,000 shares of our common stock and a warrant to acquire 50,000 shares of our common stock. The warrants described above have an exercise price of $.01 per share and expire within 4 years from the date of issuance.
On February 1, 2007, SMM entered into a Professional Services Agreement with AtlanticXing, LLC of which Steven King is the general manger. Mr. King subsequently became a member of SMH’s board of directors. Mr King resigned from our board of directors effective August 28, 2008. Pursuant to the agreement, Mr. King provided certain business consulting services to SMH in exchange for a consulting fee of $8,000 (amended to $4,500 from time to time) per month plus $1,000 per month, which latter amount is to cover miscellaneous expenses and healthcare costs, and the grant of a stock option to purchase 321,842 shares of our common stock, which, in accordance with the terms of the SMM Acquisition Agreement, converted into a stock option to purchase shares of Silicon Mountain Holdings common stock, at an exercise price of $0.60 per share, vesting 20% on the first anniversary of the date of the agreement, 30% on the second anniversary and 50% on the third anniversary. The foregoing stock options were issued pursuant to the SMM stock incentive plan. SMH has also agreed to reimburse Mr. King for certain expenses incurred as a result of providing the services contemplated by the agreement. The agreement is cancellable upon 15 days notice by either party. During the year ended December 31, 2008, we paid AtlanticXing, LLC $103,500 pursuant to this agreement. We terminated our agreement with AtlanticXing, LLC effective February 28, 2009.
At December 31, 2008, SMH had borrowings outstanding from Mark Crossen, a former director of Silicon Mountain Holdings and a greater than 5% shareholder. The balance on the Crossen Loan, together with the accrued interest as of December 31, 2008, was $199,762. The Crossen Loan is subordinated to the debt financing obtained by SMM in connection with the Vision Computing acquisition. Interest is compounded yearly at a rate of 10%.
Director Independence
The Board affirmatively determines the independence of each Director and nominee for election as a Director; and has adopted the independence standards of the NASDAQ Capital Market, LLC. At this time, the Board has no non-employee Directors.
Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)

2.2	Stock Exchange Agreement, dated as of May 7, 2006 (1)

2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006 (1)

2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006 (1)

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

10.1	Master Security Agreement, dated August 28, 2007 (2)

10.2	Joinder Agreement, dated August 28, 2007 (2)

10.3	Registration Rights Agreement, dated August 28, 2007 (2)

10.4	Guaranty, dated August 28, 2007 (2)

10.5	Security and Purchase Agreement, dated September 25, 2006 (2)

10.6	Stock Pledge Agreement, dated September 25, 2006 (2)

10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)

10.8	Secured Term Note, dated September 25, 2006 (2)

10.9	Secured Revolving Note, dated September 25, 2006 (2)

10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)

10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)

10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)

10.13	Side Letter Agreement, dated August 30, 2007 (2)

10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007 (4)

10.15	Omnibus Amendment dated as of March 18, 2008 (5)

10.16	Form of Common Stock Purchase Warrant (5)

10.17	Overadvance Side Letter Agreement dated as of March 14, 2008 (5)

10.18	Form of Common Stock Purchase Warrant (5)

10.19	Form of Subscription Agreement (5)

10.20	Settlement and Release Agreement dated as of April 25, 2008 (6)

10.21	Form of Common Stock Purchase Warrant (6)

10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008 (6)

10.23	Form of Common Stock Purchase Warrant (6)

10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008 (6)

10.25	Subscription Agreement with MemoryTen, Inc., dated August 12, 2008 (7)

10.26	Second Amended and Restated Overadvance Side Letter Dated October 14, 2008 (8)

Exhibit Number	Description

14.1	Code of Business Ethics (9)

21.1	Subsidiaries of the Registrant (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2008 (File No. 000-11284).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on August 15, 2008 (File No. 000-11284).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 14, 2008 (File No. 000-11284).

(9)	Filed herewith.
Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm: The board of directors appointed HEIN & ASSOCIATES LLP as Silicon Mountain Holdings, Inc’s independent registered public accounting firm for the year ended December 31, 2008 and 2007, and to perform other accounting services.
Audit Fees: The aggregate fees billed for professional services rendered by HEIN & ASSOCIATES LLP for its audit of the Company’s annual financial statements for the year ended December 31, 2008 and its reviews of the financial statements included in the Company’s Forms 10-Q’s were $147,361 compared to $187,392 in fees for the year ended 2007.
Audit Related Fees: There were no aggregate fees billed by HEIN & ASSOCIATES LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” for the years ended December 31, 2008 and 2007.
Tax Fees: The aggregate fees billed by HEIN & ASSOCIATES LLP for the preparation and review of the Company’s tax returns for the year ended December 31, 2008 were $1,503 compared to $37,985 in fees for the year ended 2007.
All Other Fees: There were no aggregate fees billed by HEIN & ASSOCIATES LLP for other services that are not reported under any of the categories listed above for the years ended December 31, 2008 and 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Boulder, State of Colorado, on this 15th day of April, 2009.

SILICON MOUNTAIN HOLDINGS, INC.

By:	/s/ Rudolph (Tré) A. Cates III

Rudolph (Tré) A. Cates III,
President, Chief Executive Officer, Secretary and Director
Pursuant to the requirements of the Exchange Actthis report, has been signed by the following persons on behalf of the registrant in the capacities and on the date stated.

By:	/s/ Rudolph (Tre’) A. Cates III

Rudolph (Tre’) A. Cates III
President, Chief Executive Officer, Secretary and Director
Date: May 19, 2009

By:	/s/ Dennis W. Clark

Dennis W. Clark
Chief Financial Officer and Treasurer
Date: April 15, 2009

EXHIBIT INDEX

Exhibit Number	Description

2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)

2.2	Stock Exchange Agreement, dated as of May 7, 2006 (1)

2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006 (1)

2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

10.1	Master Security Agreement, dated August 28, 2007 (2)

10.2	Joinder Agreement, dated August 28, 2007 (2)

10.3	Registration Rights Agreement, dated August 28, 2007 (2)

10.4	Guaranty, dated August 28, 2007 (2)

10.5	Security and Purchase Agreement, dated September 25, 2006 (2)

10.6	Stock Pledge Agreement, dated September 25, 2006 (2)

10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)

10.8	Secured Term Note, dated September 25, 2006 (2)

10.9	Secured Revolving Note, dated September 25, 2006 (2)

10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)

10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)

10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)

10.13	Side Letter Agreement, dated August 30, 2007 (2)

10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007 (4)

10.15	Omnibus Amendment dated as of March 18, 2008 (5)

10.16	Form of Common Stock Purchase Warrant (5)

10.17	Overadvance Side Letter Agreement dated as of March 14, 2008 (5)

10.18	Form of Common Stock Purchase Warrant (5)

10.19	Form of Subscription Agreement (5)

10.20	Settlement and Release Agreement dated as of April 25, 2008 (6)

10.21	Form of Common Stock Purchase Warrant (6)

10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008 (6)

10.23	Form of Common Stock Purchase Warrant (6)

10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008 (6)

Exhibit Number	Description

10.25	Subscription Agreement with MemoryTen, Inc., dated August 12, 2008 (7)

10.26	Second Amended and Restated Overadvance Side Letter Dated October 14, 2008 (8)

14.1	Code of Business Ethics (9)

21.1	Subsidiaries of the Registrant (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2008 (File No. 000-11284).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on August 15, 2008 (File No. 000-11284).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 14, 2008 (File No. 000-11284).

(9)	Filed herewith.