Form 10-Q
period 2009-03-31
Silicon Mountain Holdings, Inc.
filed 2009-05-15
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-11284
Silicon Mountain Holdings, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-0910490
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)
4755 Walnut Street, Boulder, Colorado 80301
(Address of principal executive offices)
(303) 938-1155
(Registrant’s telephone number)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 16,173,945 outstanding as of March 31, 2009.

SILICON MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$12,780	$13,699
Accounts receivable, net	890,282	1,080,618
Inventory, net	294,484	374,631
Prepaid and other current assets	10,707	96,141

Total current assets	1,208,253	1,565,089

Property and equipment, net	122,899	153,192
Note receivable	151,942	152,291
Deferred financing costs, net	2,908,257	3,858,825
Other intangible assets, net	73,340	87,065
Other assets	41,393	51,358

Total assets	$4,506,084	$5,867,820

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$1,391,338	$1,579,507
Operating lease liability	1,418,381	1,418,381
Accrued expenses and other current liabilities	728,604	567,458
Note payable and accrued interest to related parties	204,688	199,762
Current portion of capital lease liability	8,958	8,666
Revolving credit facility	2,486,535	2,382,475
Current maturities of notes payable	4,149,294	4,121,070

Total current liabilities	10,387,798	10,277,319
Capital lease liability, net of current portion	15,165	17,540

Total liabilities	10,402,963	10,294,859

Commitments and contingencies
Stockholders’ (deficit):
Preferred stock, $.001 par value; 3,000,000 authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 30,000,000 authorized; 16,173,945 and 14,532,938 shares issued, and outstanding, respectively	16,174	14,533
Additional paid-in capital	10,375,619	9,965,195
Accumulated deficit	(16,288,672)	(14,406,767)

Total stockholders’ (deficit)	(5,896,879)	(4,427,039)

Total liabilities and stockholders’ (deficit)	$4,506,084	$5,867,820

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Net sales	$2,901,214	$4,989,496
Cost of goods sold	2,420,917	4,334,634

Gross margin	480,297	654,862
Operating costs:
Selling expenses	371,989	654,761
General and administrative expenses	536,111	835,524
Restructuring charge	—	1,451,000
Depreciation and amortization	49,228	157,955

Total operating costs	957,328	3,099,240

Loss from operations	(477,031)	(2,444,378)

Other income (expense):
Other income	192,446	—
Interest expense, net	(1,596,470)	(272,698)

Total other income (expense)	(1,404,024)	(272,698)

Pre-tax loss	(1,881,055)	(2,717,076)
Income tax benefit (expense)	(850)	53,567

Net loss	$(1,881,905)	$(2,663,509)

Net loss per common share — basic and diluted	$(0.12)	$(0.24)

Shares used in computing net loss per share — basic and diluted	15,686,482	11,098,350

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:

Net loss	$(1,881,905)	$(2,663,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	35,506	71,097
Amortization of loan origination costs	1,354,572	59,286
Amortization of intangibles	13,722	86,858
Amortization of debt discount	52,638	62,553
Stock based compensation expense	8,064	32,971
Gain on forgiveness of debt	(192,446)	—
Bad debt expense (recovery)	(14,000)	3,422
Inventory obsolescence	(43,000)	(9,000)
Increase or decrease in assets and liabilities:
Accounts receivable	204,336	326,967
Inventories	123,147	116,711
Prepaid expenses and other current assets	95,745	(2,705)
Accounts payable	4,277	468,520
Accrued expenses and other current liabilities	166,075	1,549,905

Net cash provided by (used in) operating activities	(73,269)	103,076

Cash flows from investing activities:

Purchase of property and equipment	(5,213)	(19,584)

Net cash (used in) investing activities	(5,213)	(19,584)

Cash flows from financing activities:

Principal payments on notes payable	—	(150,000)
Proceeds from line of credit	3,167,230	5,349,072
Repayments on line of credit	(3,087,584)	(5,452,040)
Repayments of capital leases	(2,083)	(4,079)
Proceeds from issuance of common stock	—	300,000

Net cash provided by financing activities	77,563	42,953

Increase (decrease) in cash and cash equivalents	(919)	126,445
Cash and cash equivalents at beginning of period	13,699	21,933

Cash and cash equivalents at end of period	$12,780	$148,378

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Statements (Unaudited)
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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and related notes contained in our 2008 Annual Report on Form 10-K. The comparative balance sheet and related disclosures at December 31, 2008 have been derived from the audited balance sheet and consolidated footnotes referred to above.
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
The Company disclosed in Note 3 to its audited financial statements for the year ended December 31, 2008, those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to or application of the accounting policies previously identified and described in the Company’s audited financial statements set forth in our Form 10-K filed with the SEC on April 16, 2009.
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

3. Summary of Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of Silicon Mountain Holdings, Inc. (“SMH”) and its wholly-owned subsidiary, Silicon Mountain Memory, Inc. (“SMM”) and its wholly- owned subsidiary, VCI Systems, Inc. (“VCI”). All significant intercompany transactions and balances have been eliminated in consolidation.
Reclassifications — Certain prior year amounts have been reclassified to conform with current year presentation. Such reclassifications had no effect on net income or loss.
Cash and Cash Equivalents — Cash and cash equivalents are defined as cash on hand and cash in bank accounts.
Accounts Receivable — Accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate reserve against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, aging of the receivables, including assessing the probability of collection and the current creditworthiness of each customer. The Company considers all balances past due if unpaid 30 days after invoicing. The allowance for doubtful accounts totaled $20,000 and $34,000, respectively, as of March 31, 2009 and December 31, 2008.
Inventory — Inventory consists of wholesale goods held for resale. Inventory is stated at the lower of cost or market, as calculated using the first in — first out method. We regularly evaluate the reliability of our inventory based on a combination of factors including the following: forecasted sales, new product introductions, product end-of-life dates, estimated current and future market values as well as other factors. If circumstances related to our inventories change, estimates of the reliability of inventory could materially change. The Company records provisions for slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value. The Company recorded an allowance of $217,000 and $260,000 as of March 31, 2009 and December 31, 2008, respectively.
Intangible Assets — Intangible assets are comprised of deferred loan costs and a brand name acquired in connection with the acquisition of WidowPC. Intangible assets are amortized over the estimated useful lives ranging from one to three years.
Deferred Financing Costs — Fees associated with debt issuances are recorded on the balance sheet when incurred. Deferred costs are amortized as interest expense over the life of the underlying debt.
Impairment of Long-Lived Assets — SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable or at least annually in the fourth quarter. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The fair value of impaired assets is determined based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of a brand name.
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
Credit Risk and Concentrations — A concentration of credit risk exists with respect to our trade receivables. We perform ongoing credit evaluations on a significant number of our customers and collateral from our customers is generally not required. Two customers accounted for 51% and 45% of our trade receivables as of March 31, 2009 and December 31, 2008, respectively. Approximately 47% and 43% of the Company’s sales were to its largest customer during the three months ended March 31, 2009 and 2008, respectively.
A concentration of risk exists with respect to our suppliers. We purchase certain products from single sources. If the supply of parts from a single-source supplier were interrupted or suspended, our ability to ship products in a timely manner will be adversely affected. In cases where alternative suppliers are available, the establishment and procurement from these alternative suppliers may result in delays and losses of sales, which will have an adverse effect on our operating results.
Warranty Reserve — The Company engages in extensive product quality programs and processes, which include monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The adequacy of the reserve for warranty costs is determined by considering the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While management believes the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.
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
Upon the adoption of FIN 48, we had no unrecognized tax positions. During the three months ended March 31, 2009, we recognized no adjustments for uncertain tax positions.
We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2009 and December 31, 2008.
The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months.
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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, including an amendment of ARB No. 51 (“SFAS No. 160”) which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of SFAS No. 160 is for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the provisions of this statement effective January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the provisions of SFAS No. 161 effective January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position or results of operations.
In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The adoption of EITF 07-05 did not have an impact on our consolidated financial statements, as the fair value of our financial instruments and related conversion features is not significant.
4. Intangible Assets
In accordance with SFAS 142, the Company does not amortize goodwill derived from purchase business combinations. SFAS 142 requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. A significant decline in our stock price, projected revenue, projected earnings growth or projected cash flows are examples of such circumstances. The impairment test involves the use of estimates related to the fair value of the reporting units with which the goodwill is associated. The estimate of fair value requires significant judgment, including future cash flows and discount rates. The Company recorded an impairment charge of $2,624,421 related to its intangible assets during fiscal 2008.

Intangible assets recognized in the Company’s acquisitions and asset purchases are being amortized over their estimated lives ranging from 1 to 3 years. The Company capitalized $404,001 in financing fees associated with the SMM warrants issued to Laurus during the three months ended March 31, 2009. The following table provides information relating to the Company’s intangible assets as of March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Widow PC tradename	$165,000	$(91,660)	$73,340	$165,000	$(77,935)	$87,065
Deferred financing costs and other miscellaneous	6,610,100	(3,701,843)	2,908,257	6,206,099	(2,347,274)	3,858,825

Total	$6,775,100	$(3,793,503)	$2,981,597	$6,371,099	$(2,425,209)	$3,945,890

The estimated amortization of intangible assets for each of the next two years is as follows:

Remainder of 2009	$2,949,504
2010	32,093

Total	$2,981,597

5. Long-Term Debt and Short-Term Borrowings
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
The Loan consists of a $3,500,000 secured revolving credit facility (the “Revolving Note”), a $2,500,000 secured nonconvertible term note (the “Term Note”) and a $2,500,000 secured convertible term note (the “Convertible Note”). The Revolving Note, the Term Note and the Convertible Note are referred to collectively as the “Notes.” Each of the Notes matures on September 25, 2009. The following describes the material terms of each Note and of the Loan. The Lender’s prime rate at the inception of the Loan was 8.25%. On March 31, 2009, the Lender’s prime rate was 3.25%.
Revolving Note
On and after April 1, 2008, the Revolving Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus five percent (5%) but not less than eleven percent (11%). On and after February 24, 2009, the first $200,000 of the Overadvances outstanding bear interest at twenty percent (20%). The Companies may elect to make interest payments due under the Revolving Note in cash or common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment on the first $200,000 of the overadvance attributable to eight percent (8%) of the applicable interest rate may be paid in common stock, and (ii) not more than that portion of the monthly interest payment due on the remaining overadvance attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (iii) common stock may not be issued as an interest payment if such issuance would result in Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock.

The Revolving Note provides for credit advances based on 90% of certain accounts receivable and 50% of inventory (with a $1,000,000 maximum credit availability based solely on inventory). The Borrowers and Laurus entered into an Overadvance Side Letter Agreement dated as of March 14, 2008 (the “Original Side Letter”) pursuant to which Laurus agreed to extend to the Companies $300,000 in excess of the amount then permissible under the Revolving Note. On April 16, 2008, the Borrowers and Laurus entered into an Amended and Restated Overadvance Side Letter Agreement (the “Amended Side Letter”) to be effective April 15, 2008, pursuant to which Laurus agreed to extend to the Companies an additional $750,000 in excess of the amount then permissible under the Revolving Note, as modified by the Original Side Letter, for an aggregate excess amount equal to $1,050,000. On October 14, 2008, the Borrowers and Laurus entered into a Second Amended and Restated Overadvance Side Letter, pursuant to which Laurus agreed to extend to the Companies an additional $792,850 in excess of the amount then permissible under the Revolving Note, as modified by the Amended Side Letter, for an aggregate excess amount equal to $1,842,850. On February 24, 2009, the Borrowers and Laurus entered into a Third Amended and Restated Overadvance Side Letter Agreement (the “Third Amended Side Letter”), pursuant to which Laurus agreed to extend to the Companies an additional $200,000 in excess of the amount then permissible under the Revolving Note, as modified by the Original Side Letter, the Amended Side Letter and the Second Amended Side Letter, for an aggregate excess amount equal to $2,042,850.
Convertible Note
On and after April 1, 2008, the Convertible Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus five percent (5%) but not less than eleven percent (11%). The Companies may elect to make interest payments due under the Convertible Note in cash or shares of our common stock, or a combination of both, so long as not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in our common stock.
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
Pursuant to the Omnibus Amendment dated as of October 10, 2008 between the Borrowers and the Holders (the “Omnibus Amendment”), $33,825 of the principal portion of each monthly payment due under the Convertible Note for the months of August 2008, September 2008, and October 2008 were converted into 162,360 shares of our common stock.
Pursuant to the Omnibus Amendment dated as of February 24, 2009 between the Borrowers and the Holders (the “Amendment”), the principal and interest portion of each monthly payment due under the Convertible Note for the period October 1, 2008 through March 31, 2009 are deferred until September 25, 2009.
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
Term Note
On or after April 1, 2008, the Term Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus five percent (5%) but not less than eleven percent (11%). The Companies may elect to make interest payments due under the Term Note in cash or our common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (ii) common stock may not be issued as an interest payment if such issuance would result in Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock.
We initially were required to repay the principal amount of the Term Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The Term Note was amended as of November 5, 2007 (“the Amendment”). As a result, we were then required to repay the principal amount of the Term Note in accordance with the following schedule: (1) during the period commencing November 1, 2007 and ending April 30, 2008, monthly payments of $25,000, (2) during the period commencing May 1, 2008 until maturity, monthly payments of $58,823 and (3) $1,300,000 at maturity.
Pursuant to the Omnibus Amendment dated as of March 18, 2008 between Borrowers and the Holders (the “Omnibus Amendment”), the principal portion of each monthly payment due under the Term Note in the months of April 2008, May 2008, June 2008 and July 2008 has been deferred until the Term Note matures on September 25, 2009. In addition, $25,000 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Term Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Term Note during those months are equal to $33,825.
Pursuant to the Omnibus Amendment dated as of October 10, 2008 between the Borrowers and the Holders (the “Omnibus Amendment”), $33,825 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, and October 2008 were converted into 162,360 shares of our common stock.
Pursuant to the Omnibus Amendment dated as of February 24, 2009 between the Borrowers and the Holders (the “Amendment”), the principal and interest portion of each monthly payment due under the Term Note for the period October 1, 2008 through March 31, 2009 are deferred until September 25, 2009.
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
The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. Between April 1, 2009 and September 30, 2009, we are obligated to pay $4,197,058 in aggregate principal payments. Neither the Company’s cash currently on hand ($12,780 at March 31, 2009) nor the Company’s current operations are sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to secure such, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.
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

At March 31, 2009, we were not in compliance with the loan convenant requiring us to list the shares underlying the convertible note and warrants on a trading exchange. On April 14, 2009, we obtained a waiver giving us until August 15, 2009, to register the shares. The waiver also waived all penalties retroactive to the date of the registration rights agreement.
At March 31, 2009, we were not in compliance with the loan covenant requiring us to timely file all tax related filings. The Company has not filed tax returns for the 2007 or 2008 tax years. We believe we have no income tax liability for those years due to taxable losses incurred. Lender has the right to hold us in violation of the covenant and require immediate repayment of all debt outstanding. All debt is reflected as a current liability on the balance sheets at March 31, 2009 and December 31, 2008, respectively.
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
Pursuant to the terms of the Registration Rights Agreement within 60 days after the closing of the SMM Acquisition, we were required to file a registration statement with the SEC to register the resale of the stock issuable upon conversion of the Convertible Note and the resale of the stock issuable upon exercise of the warrants and to have the registration statement declared effective within 180 days of the closing of the SMM Acquisition. Laurus subsequently agreed to extend the deadline for having the registration statement declared effective to 45 days following the date we receive a report from our independent auditors regarding our financial statements for the fiscal year ended December 31, 2007. More recently, Laurus agreed that we should withdraw the registration statement and that it would further extend the deadline for having the registration statement declared effective. It is not clear whether Laurus believes that definitive terms of these extensions have been finalized. We are subject to liquidated damage fees of 0.5% of the original principal amount of the Convertible Note per month for each month that the filing or effectiveness of the registration statement is late in addition to certain other events. The maximum allowable amount of such damages is 10% of the original principal amount of the Convertible Note. FASB Staff Position (“FSB”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements” specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. At this time, management does not believe that the Company will be subject to liquidated damages under this agreement. On August 5, 2008, with the consent of Laurus, we filed a request with the SEC to withdraw our Registration Statement on Form S-1, and on August 6, 2008, we received notice from the SEC that our request was granted.

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
Pursuant to the Amended Side Letter described above, Laurus was issued a warrant to purchase up to 33% based on a formula (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share. A form of the warrant is included as Exhibit 10.23 to our Form 10-KSB/A filed on May 19, 2008. In addition, pursuant to the Tag-Along Rights Side Letter Agreement between us, SMM and Laurus dated as of April 24, 2008 and included as Eexhibit 10.24 to our Form 10-KSB/A filed on May 15, 2008, Laurus is entitled to certain tag-along rights, which, among other things, give Laurus the right to include the sale of Laurus’ shares of SMM in any sale of our shares or of shares of SMM. Laurus may exercise the warrant only in the event:
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

Pursuant to the Second Amended Side Letter described above, Laurus was issued a warrant to purchase up to approximately 14% based on a formula (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share and a warrant to purchase up to 2,145,743 shares of common stock of SMH with an exercise price of $0.01 per share.

Pursuant to the Third Amended Side Letter described above, Holder was issued warrants to purchase 400,001 shares of common of SMH with an exercise price of $0.001.
Schedules detailing the Company’s lines of credit, notes payable and related party debt are presented below.
Lines of Credit — The Company has the following line of credit outstanding at:

	March 31, 2009	December 31, 2008
Revolving line of credit with Laurus Master Fund, Ltd., dated September 26, 2006. Maximum loan amount of $3,500,000. This line of credit has a maturity date of September 25, 2009.

Balance on line at March 31, 2009 and December 31, 2008 is shown net of unamortized debt discount of $48,818 and $73,232 respectively. This line of credit is collateralized by substantially all the assets of the Company.	$2,486,535	$2,382,475

Note Payable to Related Party — Notes payable to related parties consist of the following at:

	March 31, 2009	December 31, 2008
Note payable to Shareholder. Interest accrued at 10% with principal and accrued interest due on demand. Accrued interest payable was $104,688 and $99,762 at March 31, 2009 and December 31, 2008, respectively. The note payable is guaranteed by certain officers of the Company and is collateralized by those officers’ stock, in addition to the general assets of the Company.	$100,000	$100,000

All related party notes are subordinated to the line of credit and notes payable to Laurus Master Fund, Ltd. Payments on related party notes can only be made after the debt at Laurus Master Fund, Ltd. has been repaid or after written approval by Laurus.
Notes Payable —

	March 31, 2009	December 31, 2008
Convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 3% subject to a minimum of 11%, net of unamortized discount of $23,882 and $37,994 at March 31, 2009 and December 31, 2008, respectively.	$1,974,647	$1,960,535
Non-convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 3% subject to a minimum of 11%, net of unamortized discount of $23,882 and $37,994 at March 31, 2009 and December 31, 2008, respectively	2,174,647	2,160,535

Total long-term debt	4,149,294	4,121,070
Less current maturities	(4,149,294)	(4,121,070)

	$-0-	$-0-

6. Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair value.
The following table shows the weighted average assumptions used for grants during the twelve months ended December 31, 2007. Note: We have not issued any options under the 2003 Equity Incentive Plan since 2007:

December 31,
2007
Volatility	81%
Expected option term (in years)	5.9
Risk-free interest rate	4.96%
Expected dividend yield	0%

Stock compensation expense for stock options is recognized on a graded vesting schedule over the vesting period of the award. The Company accounts for stock options as equity awards, and all options outstanding and granted during the periods presented are only dependent on service conditions. Stock compensation expense for the three months ended March 31, 2009 and 2008 was $8,064 and $32,971, respectively. Stock compensation expense was recorded as a component of operating expenses during each period presented.
Stock option activity was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at January 1, 2009	3,141,799	$0.24
Granted
Exercised	(1,908,852)	0.13
Canceled or forfeited	(358,792)	0.60

Options outstanding at March 31, 2009	874,155	0.28

Options exercisable at March 31, 2009	802,516	$0.23

7. Loss per Share
Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since its effect would decrease the loss per share. The diluted weighted average common shares calculation for the three months ended March 31, 2009 and 2008 excludes 9,622,489 and 8,120,438 options, warrants and unvested restricted stock awards, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method.
8. Restructuring
In the quarter ending March 31, 2008, the Company’s management decided to consolidate its Arizona operations into the California facilities. As a result, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded significant acquisition-related restructuring charges, in connection with our abandonment of certain leased facilities through our office consolidations. The lease abandonment costs were estimated to include remaining lease liabilities. The Company recorded $1,451,000 in restructuring charges in the first quarter of 2008. This liability is recorded as an accrued expense on the consolidated balance sheet.

Balance at December 31, 2007	$-0-
Additions-future lease payments	1,451,000
Reductions-payments on lease	(32,619)

Balance at December 31, 2008	1,418,381
Additions-future lease payments	-0-
Reductions-payments on lease	-0-

Balance at March 31, 2009	$1,418,381

At December 31, 2008 and March 31, 2009, the Company was in default with the payment terms of this lease, therefore, the entire liability is recorded on the respective balance sheets as a current liability.
9. Commitments and Contingencies
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

Litigation — The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business. In January 2009, our subsidiary, VCI Systems, Inc., was named in a lawsuit for breach of lease relating to our facility in Chandler, Arizona. The lawsuit includes a request for relief of $80,018 for past due rent, property taxes, insurance and legal fees.
10. Related Party Transactions
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
Fees paid to Board Members —During the three months ended March 31, 2009 and 2008, the Company paid consulting fees to a former Board member of $9,000 and $27,000, respectively. The Company paid additional fees to board members of $0 and $11,375 during the three months ended March 31, 2009 and 2008, respectively.
Note payable to board member — The Company has a note payable to one of its board members that accrues interest at a rate of 10% with principal and accrued interest due on demand. Therefore it is classified as a current liability on the balance sheet. Interest is compounded annually on the note. The note payable is guaranteed by the chief executive officer of the Company and is collateralized by his stock, in addition to the general assets of the Company. The note payable is subordinated to the Revolving Credit Facility, Term Loan, and Convertible Term Loan payable to Laurus. Payment on the related party note can only be made after the notes payable to Laurus have been repaid or after written approval by Laurus. As of March 31, 2009 and December 31, 2008, the note payable including accrued interest was $204,688 and $199,762, respectively.
11. Equity Transactions
On January 22, 2009, our Chief Operating Officer tendered 129,231 shares of his stock to the Company at a price of $.78 per share. The proceeds were used to exercise 799,054 stock options at an exercise price of $.1262 each. This transaction was treated as a cashless exercise.
On January 30, 2009, our Chief Executive Officer tendered 138,614 shares of his stock to the Company at a price of $1.01 per share. The proceeds were used to exercise 1,109,798 stock options at an exercise price of $.1262 each. This transaction was treated as a cashless exercise.
On February 24, 2009, the Companies and Laurus entered into an Omnibus Agreement amending certain terms of the Convertible Term Note, Term Note and Revolving Note. The terms of the Agreement defer certain principal and interest payments due on the Notes between October 1, 2008 and March 31, 2009. Silicon Mountain Holdings, Inc. issued warrants to Valens Offshore Fund, Valens US Fund and PSource Fund for the purchase of up to 172,081, 113,128 and 114,792 shares, respectively, of our common stock with an exercise price of $0.001 per share.
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

The Third Amended Side Letter amends and restates the Second Amended and Restated Overadvance Side Letter Agreement dated as of October 16, 2008 (the “Second A&R Letter”) each between the Companies and the Holders. Pursuant to the Original Side Letter, Laurus had agreed to extend to the Companies $300,000 in excess of the amount then permissible under the Secured Revolving Note dated September 25, 2006 (the “Revolving Note”) and pursuant to the Amended Side Letter, Laurus had agreed to extend to the Companies an additional $750,000 and pursuant to the Second Amended Side Letter, Laurus had agreed to extend to the Companies an additional $792,850. A copy of the Original Side Letter was included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2008. A copy of the Amended Side Letter was included as Exhibit 10.22 to the Company’s Amendment No. 1 to its Annual Report on Form 10-KSB filed on May 19, 2008. A copy of the Revolving Note was included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 4, 2007. A copy of the Second Amended Side Letter was included as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008.
12. Subsequent Events
None.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that may be affected by matters outside our control that could cause materially different results.
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
Although we believe the assumptions which our forward-looking statements are based currently to be reasonable, our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors. These factors include, but are not limited to:
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
Revenue
Sales revenue is recognized when title passes upon shipment of goods to customers. Our revenue-earning activities involve delivering or producing goods. The following criteria are met before sales revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, the selling price is fixed or determinable and collection of the receivable is reasonably assured. We do experience sales returns and maintain an allowance to which Silicon Mountain accrues a reserve at the time of sale in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists.”
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
The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business. In January 2009, our subsidiary, VCI Systems, Inc., was named in a lawsuit for breach of lease relating to our facility in Chandler, Arizona. The lawsuit includes a request for relief of $80,018 for past due rent, property taxes, insurance and legal fees.
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

Results of Operations
The following table sets forth consolidated operating data expressed as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Sales	100.0%	100.0%
Cost of Goods Sold	83.4	86.9
Gross Margin	16.6	13.1
Operating Costs:
Selling Expenses	12.8	13.1
General & Administrative	18.5	16.7
Restructuring Charge		29.1
Depreciation & Amortization	1.7	3.2
Loss from Operations	(16.4)	(49.0)
Other Expense, Net	(48.4)	(5.5)
Pre-Tax Loss	(64.8)	(54.5)
Income Tax Benefit	(.0)	1.1
Net Loss	(64.9)%	(53.4)%

(1)	Columns may not add due to rounding.
Sales for the three months ended March 31, 2009 were $2.9 million compared to $5.0 million for the three months ended March 31, 2008. The decrease in sales for the three months ended March 31, 2009 is primarily related to lower system sales and the continued decline in overall economic conditions.
Cost of Goods Sold was $2.4 million for the three months ended March 31, 2009, or 83.4% of sales, compared to $4.3 million, or 86.9% of sales for the three months ended March 31, 2008. The decrease in cost of goods sold during the three months ended March 31, 2009 was primarily due to lower sales, and the decrease in cost of goods sold as a percentage of sales was primarily due to higher margins on sales, and decreased employee related, and freight charges, compared to the same periods in 2008.
Selling, general and administrative, and depreciation and amortization expenses were $1.0 million for the three months ended March 31, 2009 compared to $3.1 million for the three months ended March 31, 2008. The decrease is due to booking of the $1.5 million restructuring accrual in the first quarter of 2008, decreased legal and professional fees, and decreased employee related expense.
Total other expense, net, for the three months ended March 31, 2009, was $1.4 million compared to $.3 million for the three months ended March 31, 2008. The increase in other expense was primarily related to amortization of deferred loan financing fees.
The Company recorded income tax expense of $850 during the three months ended March 31, 2009 compared to an income tax benefit of $53,567 for the three months ended March 31, 2008.
Liquidity and Capital Resources
Our principal source of liquidity is borrowings under our credit facility. Our principal use of cash is working capital requirements, including funding of losses from operations.
Going Concern
For the year ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses and working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues and control our expense. Based upon current plans, we will incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We incurred a net loss of $1.9 million for the three months ended March 31, 2009 and had a working capital deficit of $9.2 million at March 31, 2009. Our working capital at March 31, 2009 is not sufficient to meet our objectives.
Management recognizes that the Company must generate additional cash and potential plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the Company’s objectives as well as other business transactions to assure continuation of Silicon Mountain Holdings’ development and operations.

We are not adequately capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will attempt to adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.
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
The Loan consists of a $3,500,000 secured revolving credit facility (the “Revolving Note”), a $2,500,000 secured nonconvertible term note (the “Term Note”) and a $2,500,000 secured convertible term note (the “Convertible Note”). The Revolving Note, the Term Note and the Convertible Note are referred to collectively as the “Notes.” Each of the Notes matures on September 25, 2009. The following describes the material terms of each Note and of the Loan. The Lender’s prime rate at the inception of the Loan was 8.25%. On March 31, 2009, the Lender’s prime rate was 3.25%.
Revolving Note
On and after April 1, 2008, the Revolving Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus five percent (5%) but not less than eleven percent (11%). On and after February 24, 2009, the first $200,000 of the Overadvances outstanding bear interest at twenty percent (20%). The Companies may elect to make interest payments due under the Revolving Note in cash or common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment on the first $200,000 of the overadvance attributable to eight percent (8%) of the applicable interest rate may be paid in common stock, and (ii) not more than that portion of the monthly interest payment due on the remaining overadvance attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (iii) common stock may not be issued as an interest payment if such issuance would result in Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock.
The Revolving Note provides for credit advances based on 90% of certain accounts receivable and 50% of inventory (with a $1,000,000 maximum credit availability based solely on inventory). The Borrowers and Laurus entered into an Overadvance Side Letter Agreement dated as of March 14, 2008 (the “Original Side Letter”) pursuant to which Laurus agreed to extend to the Companies $300,000 in excess of the amount then permissible under the Revolving Note. On April 16, 2008, the Borrowers and Laurus entered into an Amended and Restated Overadvance Side Letter Agreement (the “Amended Side Letter”) to be effective April 15, 2008, pursuant to which Laurus agreed to extend to the Companies an additional $750,000 in excess of the amount then permissible under the Revolving Note, as modified by the Original Side Letter, for an aggregate excess amount equal to $1,050,000. On October 14, 2008, the Borrowers and Laurus entered into a Second Amended and Restated Overadvance Side Letter, pursuant to which Laurus agreed to extend to the Companies an additional $792,850 in excess of the amount then permissible under the Revolving Note, as modified by the Amended Side Letter, for an aggregate excess amount equal to $1,842,850. On February 24, 2009, the Borrowers and Laurus entered into a Third Amended and Restated Overadvance Side Letter Agreement (the “Third Amended Side Letter”), pursuant to which Laurus agreed to extend to the Companies an additional $200,000 in excess of the amount then permissible under the Revolving Note, as modified by the Original Side Letter, the Amended Side Letter and the Second Amended Side Letterfor an aggregate excess amount equal to $2,042,850.

Convertible Note
On or after April 1, 2008, the Convertible Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus five percent (5%) but not less than eleven percent (11%). The Companies may elect to make interest payments due under the Convertible Note in cash or shares of our common stock, or a combination of both, so long as not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in our common stock.
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
Pursuant to the Omnibus Amendment dated as of October 10, 2008 between the Borrowers and the Holders (the “Omnibus Amendment”), $33,825 of the principal portion of each monthly payment due under the Convertible Note for the months of August 2008, September 2008, and October 2008 were converted into 162,360 shares of our common stock.
Pursuant to the Omnibus Amendment dated as of February 24, 2009 between the Borrowers and the Holders (the “Amendment”), the principal and interest portion of each monthly payment due under the Convertible Note for the period October 1, 2008 through March 31, 2009 are deferred until September 25, 2009.
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

Term Note
On or after April 1, 2008, the Term Note bears interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus five percent (5%) but not less than eleven percent (11%). The Companies may elect to make interest payments due under the Term Note in cash or our common stock, or a combination of both, so long as (i) not more than that portion of the monthly interest payment attributable to three percent (3%) of the applicable interest rate may be paid in common stock, and (ii) common stock may not be issued as an interest payment if such issuance would result in Laurus’ beneficial ownership exceeding 9.99% of the then outstanding shares of common stock.
We initially were required to repay the principal amount of the Term Note in accordance with the following schedule: (1) no amortization in the first year, (2) $50,000 per month during years two and three, and (3) $1,300,000 at maturity. The Term Note was amended as of November 5, 2007 (“the Amendment”). As a result, we were then required to repay the principal amount of the Term Note in accordance with the following schedule: (1) during the period commencing November 1, 2007 and ending April 30, 2008, monthly payments of $25,000, (2) during the period commencing May 1, 2008 until maturity, monthly payments of $58,823 and (3) $1,300,000 at maturity.
Pursuant to the Omnibus Amendment dated as of March 18, 2008 between Borrowers and the Holders (the “Omnibus Amendment”), the principal portion of each monthly payment due under the Term Note in the months of April 2008, May 2008, June 2008 and July 2008 has been deferred until the Term Note matures on September 25, 2009. In addition, $25,000 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, October 2008, November 2008 and December 2008, has been deferred until the Term Note matures on September 25, 2009, and as a result, the monthly principal payments owed by the Companies under the Term Note during those months are equal to $33,825.
Pursuant to the Omnibus Amendment dated as of October 10, 2008 between the Borrowers and the Holders (the “Omnibus Amendment”), $33,825 of the principal portion of each monthly payment due under the Term Note for the months of August 2008, September 2008, and October 2008 were converted into 162,360 shares of our common stock.
Pursuant to the Omnibus Amendment dated as of February 24, 2009 between the Borrowers and the Holders (the “Amendment”), the principal and interest portion of each monthly payment due under the Term Note for the period October 1, 2008 through March 31, 2009 are deferred until September 25, 2009.
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
The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. Between April 1, 2009 and September 30, 2009, we are obligated to pay $4,197,058 in aggregate principal payments. Neither the Company’s cash currently on hand ($12,780 at March 31, 2009) nor the Company’s current operations are sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to secure such, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.
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

At March 31, 2009, we were not in compliance with the loan covenant requiring us to list the shares underlying the convertible note and warrants on a trading exchange. On April 14, 2009, we obtained a waiver giving us until August 15, 2009, to register the shares. The waiver also waived all penalties retroactive to the date of the registration rights agreement.
At March 31, 2009, we were not in compliance with the loan covenant requiring us to timely file all tax related filings. The Company has not filed tax returns for the 2007 or 2008 tax years. We believe we have no income tax liability for those years due to taxable losses incurred. Lender has the right to hold us in violation of the covenant and require immediate repayment of all debt outstanding. All debt is reflected as a current liability on the balance sheets at March 31, 2009 and December 31, 2008, respectively.
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
Pursuant to the terms of the Registration Rights Agreement within 60 days after the closing of the SMM Acquisition, we were required to file a registration statement with the SEC to register the resale of the stock issuable upon conversion of the Convertible Note and the resale of the stock issuable upon exercise of the warrants and to have the registration statement declared effective within 180 days of the closing of the SMM Acquisition. Laurus subsequently agreed to extend the deadline for having the registration statement declared effective to 45 days following the date we receive a report from our independent auditors regarding our financial statements for the fiscal year ended December 31, 2007. More recently, Laurus agreed that we should withdraw the registration statement and that it would further extend the deadline for having the registration statement declared effective. It is not clear whether Laurus believes that definitive terms of these extensions have been finalized. We are subject to liquidated damage fees of 0.5% of the original principal amount of the Convertible Note per month for each month that the filing or effectiveness of the registration statement is late in addition to certain other events. The maximum allowable amount of such damages is 10% of the original principal amount of the Convertible Note. FASB Staff Position (“FSB”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements” specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. At this time, management does not believe that the Company will be subject to liquidated damages under this agreement. On August 5, 2008, with the consent of Laurus, we filed a request with the SEC to withdraw our Registration Statement on Form S-1, and on August 6, 2008, we received notice from the SEC that our request was granted.
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

Pursuant to the Amended Side Letter described above, Laurus was issued a warrant to purchase up to 33% based on a formula (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share. A form of the warrant is included as Exhibit 10.23 to our Form 10-KSB/A filed on May 19, 2008. In addition, pursuant to the Tag-Along Rights Side Letter Agreement between us, SMM and Laurus dated as of April 24, 2008 and included as Eexhibit 10.24 to our Form 10-KSB/A filed on May 15, 2008, Laurus is entitled to certain tag-along rights, which, among other things, give Laurus the right to include the sale of Laurus’ shares of SMM in any sale of our shares or of shares of SMM. Laurus may exercise the warrant only in the event:
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

Pursuant to the Second Amended Side Letter described above, Laurus was issued a warrant to purchase up to approximately 14% based on a formula (on a fully diluted basis) of the outstanding shares of common stock of SMM with an exercise price of $0.01 per share and a warrant to purchase up to 2,145,743 shares of common stock of SMH with an exercise price of $0.01 per share.
Pursuant to the Third Amended Side Letter described above, Holder was issued warrants to purchase 400,001 shares of common of SMH with an exercise price of $0.001.
Cash Flows
Cash Flows from Operating Activities. Net cash used by operating activities was $0.1 million during the three months ended March 31, 2009 as compared to $0.1 million of cash provided by operating activities during the three months ended March 31, 2008.
Cash Flows from Investing Activities. Net cash flows used in investing activities was $5,213 during the three months ended March 31, 2009 as compared to $19,584 during the three months ended March 31, 2008. The decrease in cash used in investing activities in 2009 was related to lower equipment purchases.
Cash Flows from Financing Activities. Net cash flows provided by financing activities during the three months ended March 31, 2009 was $.08 million as compared to $.04 million during the three months ended March 31, 2008.

Capital Expenditures
Capital expenditures for the three months ended March 31, 2009 were $5,213 as compared to $19,584 for the three months ended March 31, 2008. As of March 31, 2009, contractual commitments for capital purchases were not material.
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
Assessment of Future Liquidity
Our current cash resources will not be sufficient to meet our requirements for the next 12 months. We will need to raise additional capital to support working capital expansion, to cover operating losses, to develop new or enhanced applications, services and product offerings, to respond to competitive pressures, to acquire complementary businesses or technologies or to take advantage of unanticipated opportunities. We will need to raise the additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. There is no assurance that we will be able to raise the needed amounts on reasonable terms, or at all.
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
In December 2007, the FASB issued SFAS No.160, “Non-Controlling Interests in Consolidated Financial Statements”, including an amendment of ARB No. 51 (“SFAS No. 160”) which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of SFAS No. 160 is for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are still evaluating the effects that SFAS No. 160 will have on our consolidated financial statements. We adopted the provisions of this statement effective January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position or results of operations.
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS No. 161 effective January 1, 2009. The adoption did not have a material impact on the Company’s financial position or results of operations.
In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The adoption of EITF 07-05 did not have an impact on our consolidated financial statements, as the fair value of our financial instruments and related conversion features is not significant.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our chief executive and chief financial officers have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009. Based on that evaluation, the Company’s management, including our chief executive officers, concluded that as of March 31, 2009, our disclosure controls and procedures were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to focus its efforts on stabilizing the business as a going concern first, and secondly, designing and installing effective controls as soon as cash flow and funding to do so become available, and staffing constraints can be overcome without compromising the business’ viability.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2009, we have not made any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business. In January 2009, our subsidiary, VCI Systems, Inc., was named in a lawsuit for breach of lease relating to our facility in Chandler, Arizona. The lawsuit includes a request for relief of $80,018 for past due rent, property taxes, insurance and legal fees.

Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information.
None.
Item 6. Exhibits
(a) Exhibit Index. The following exhibits are included herein:

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006(1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006(1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006(1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007(4)
10.15	Omnibus Amendment dated as of March 18, 2008(5)
10.16	Form of Common Stock Purchase Warrant(5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008(5)
10.18	Form of Common Stock Purchase Warrant(5)
10.19	Form of Subscription Agreement(5)
10.20	Settlement and Release Agreement dated as of April 25, 2008(6)
10.21	Form of Common Stock Purchase Warrant(6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008(6)
10.23	Form of Common Stock Purchase Warrant(6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008(6)
10.25	Subscription Agreement with MemoryTen, Inc., dated August 12, 2008 (7)
10.26	Second Amended and Restated Overadvance Side Letter Agreement dated October 14, 2008 (8)
10.27	Third Amended and Restated Overadvance Side Letter Agreement dated February 24, 2009 (9)

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2009 (File No. 000-11284).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on August 15, 2008 (File No. 000-11284).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 14, 2008 (File No. 000-11284).

(9)	Incorporated by reference from our Current Report on Form 8-K filed on March 3, 2009 (File No. 000-11284).

(10)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Boulder, State of Colorado, on this 15th day of May 2009.

SILICON MOUNTAIN HOLDINGS, INC.

By:	/s/ Rudolph (Tré) A. Cates III Rudolph (Tré) A. Cates III, President, Chief Executive Officer, Secretary and Director
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date stated.

By:	/s/ Rudolph (Tré) A. Cates III Rudolph (Tré) A. Cates III,
President, Chief Executive Officer, Secretary and Director
Date: May 15, 2009

By:	/s/ Dennis Clark Dennis Clark
Chief Financial Officer and Treasurer
Date: May 15, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006(1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006(1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006(1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan(2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007(4)
10.15	Omnibus Amendment dated as of March 18, 2008(5)
10.16	Form of Common Stock Purchase Warrant(5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008(5)
10.18	Form of Common Stock Purchase Warrant(5)
10.19	Form of Subscription Agreement(5)
10.20	Settlement and Release Agreement dated as of April 25, 2008(6)
10.21	Form of Common Stock Purchase Warrant(6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008(6)
10.23	Form of Common Stock Purchase Warrant(6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008(6)
10.25	Subscription Agreement with MemoryTen, Inc., dated August 12, 2008 (7)
10.26	Second Amended and Restated Overadvance Side Letter Agreement dated October 14, 2008 (8)
10.27	Third Amended and Restated Overadvance Side Letter Agreement dated February 24, 2009 (9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2009 (File No. 000-11284).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on August 15, 2008 (File No. 000-11284).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 14, 2008 (File No. 000-11284).

(9)	Incorporated by reference from our Current Report on Form 8-K filed on March 3, 2009 (File No. 000-11284).

(10)	Filed herewith.