Form 10-Q
period 2009-06-30
Silicon Mountain Holdings, Inc.
filed 2009-08-19
CIK 723928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 16,181,219 outstanding as of June 30, 2009.

SILICON MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$129,694	$13,699
Accounts receivable, net	790,952	1,080,618
Inventory, net	286,613	374,631
Prepaid and other current assets	17,572	96,141

Total current assets	1,224,831	1,565,089

Property and equipment, net	90,713	153,192
Note receivable	151,964	152,291
Deferred financing costs, net	1,449,378	3,858,825
Other intangible assets, net	59,591	87,065
Other assets	26,220	51,358

Total assets	$3,002,697	$5,867,820

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$1,295,282	$1,579,507
Operating lease liability	42,524	1,418,381
Accrued interest and other financing fees	1,557,466	63,883
Accrued expenses and other current liabilities	402,763	503,575
Note payable and accrued interest to related parties	209,668	199,762
Current portion of capital lease liability	9,259	8,666
Revolving credit facility	2,789,720	2,382,475
Current maturities of notes payable	4,174,625	4,121,070

Total current liabilities	10,481,307	10,277,319
Capital lease liability, net of current portion	12,711	17,540

Total liabilities	10,494,018	10,294,859

Commitments and contingencies
Stockholders’ (deficit):
Preferred stock, $.001 par value; 3,000,000 authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 30,000,000 authorized; 16,181,219 and 14,532,938 shares issued, and outstanding, respectively	16,182	14,533
Additional paid-in capital	10,388,338	9,965,195
Accumulated deficit	(17,895,841)	(14,406,767)

Total stockholders’ (deficit)	(7,491,321)	(4,427,039)

Total liabilities and stockholders’ (deficit)	$3,002,697	$5,867,820

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$2,532,598	$3,943,540	$5,433,812	$8,933,036
Cost of goods sold	1,973,555	3,482,757	4,394,472	7,817,391

Gross margin	559,043	460,783	1,039,340	1,115,645
Operating costs:
Selling expenses	296,760	508,744	668,749	1,163,505
General and administrative expenses	296,507	1,076,982	832,618	1,912,506
Restructuring charge (recovery)	(1,339,405)	—	(1,339,405)	1,451,000
Depreciation and amortization	40,896	94,094	90,124	311,334

Total operating costs	(705,242)	1,679,820	252,086	4,838,345

Income (loss) from operations	1,264,285	(1,219,037)	787,254	(3,722,700)

Other income (expense):
Other income	10,924	12,541	203,370	12,541
Other expense	(950,000)	—	(950,000)	—
Loss on disposal of fixed assets	(4,895)	(43,542)	(4,895)	(43,542)
Interest expense, net	(1,927,483)	(615,404)	(3,523,953)	(828,817)

Total other income (expense)	(2,871,454)	(646,405)	(4,275,478)	(859,818)

Pre-tax loss	(1,607,169)	(1,865,442)	(3,488,224)	(4,582,518)
Income tax benefit (expense)	—	(2,400)	(850)	51,167

Net loss	$(1,607,169)	$(1,867,842)	$(3,489,074)	$(4,531,351)

Basic and diluted net loss per share	$(0.10)	$(0.15)	$(0.22)	$(0.39)

Weighted average shares — basic and diluted	16,174,904	12,209,824	15,932,043	11,656,553

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:

Net loss	$(3,489,074)	$(4,531,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,653	137,621
Amortization of loan origination costs	2,813,451	339,717
Amortization of intangibles	27,471	173,714
Amortization of debt discount	102,383	123,691
Stock based compensation expense	14,991	266,382
Gain on forgiveness of debt	(192,446)	12,541
Bad debt expense (recovery)	(14,000)	11,180
Loss on disposal of fixed assets	4,895	46,511
Inventory obsolescence	(104,000)	(11,000)
Increase or decrease in assets and liabilities:
Accounts receivable	303,666	630,941
Inventories	192,018	324,162
Prepaid expenses and other current assets	104,034	25,891
Accounts payable	(43,457)	673,009
Accrued expenses and other current liabilities	(15,703)	1,458,139

Net cash used in operating activities	(233,118)	(318,852)

Cash flows from investing activities:

Purchase of property and equipment	(5,068)	(20,554)

Net cash used in investing activities	(5,068)	(20,554)

Cash flows from financing activities:

Principal payments on notes payable	—	(150,000)
Proceeds from line of credit	5,846,955	9,832,553
Repayments on line of credit	(5,488,538)	(9,564,317)
Repayments of capital leases	(4,236)	(7,508)
Proceeds from issuance of common stock	—	300,000

Net cash provided by financing activities	354,181	410,728

Increase in cash and cash equivalents	115,995	71,322
Cash and cash equivalents at beginning of period	13,699	21,933

Cash and cash equivalents at end of period	$129,694	$93,255

See accompanying notes to condensed consolidated financial statements.

Silicon Mountain Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company disclosed in Note 2 to its audited financial statements for the year ended December 31, 2008, those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to or application of the accounting policies previously identified and described in the Company’s audited financial statements set forth in our Form 10-K filed with the SEC on April 16, 2009.
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
At June 30, 2009, we are not in compliance with various debt covenants as further disclosed in Note 5. There is no guarantee that we will obtain waivers from our lender or that we will be able to become compliant with our covenants.

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
Accounts Receivable — Accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate reserves against losses resulting from collecting less than full payment on receivables. Overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at an estimated realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, aging of the receivables, including assessing the probability of collection and the current creditworthiness of each customer. The Company considers all balances past due if unpaid 30 days after invoicing. The allowance for doubtful accounts totaled $20,000 and $34,000, respectively, as of June 30, 2009 and December 31, 2008.
Inventory — Inventory consists of wholesale goods held for resale. Inventory is stated at the lower of cost or market, as calculated using the first in - first out method. We regularly evaluate the reliability of our inventory based on a combination of factors including the following: forecasted sales, new product introductions, product end-of-life dates, estimated current and future market values as well as other factors. If circumstances related to our inventories change, estimates of the reliability of inventory could materially change. The Company records provisions for slow-moving inventory to the extent the cost of inventory exceeds estimated net realizable value. The Company recorded an allowance of $156,000 and $260,000 as of June 30, 2009 and December 31, 2008, respectively.
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
Accrued Expenses — In the quarter ending March 31, 2008, the Company’s management decided to consolidate its Arizona operations into the California facilities. As a result, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded significant restructuring charges, in connection with our abandonment of certain leased facilities through our office consolidations. The lease abandonment costs were estimated to include remaining lease liabilities. The Company recorded $1,451,000 in restructuring charges in the quarter ending March 31, 2008. During the quarter ending June 30, 2009, we settled the remaining lease liability and recorded related income of $1,339,405.
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
Credit Risk and Concentrations — A concentration of credit risk exists with respect to our trade receivables. We perform ongoing credit evaluations on a significant number of our customers and collateral from our customers is generally not required. Our top customers accounted for 54% and 44% of our trade receivables as of June 30, 2009 and December 31, 2008, respectively. Approximately 46% and 40% of the Company’s sales were to its largest customer during the six months ended June 30, 2009 and 2008, respectively.
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
We maintain our cash and cash equivalents in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in these accounts. Management believes we are not exposed to any significant credit risk on cash and cash equivalents.
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
Upon the adoption of FIN 48, we had no unrecognized tax positions. During the six months ended June 30, 2009, we recognized no adjustments for uncertain tax positions.
We recognize interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2009 and December 31, 2008.
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

In April 2009, the FASB issued SFAS No. 165, Subsequent Events( “SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to bue issued. SFAS No. 165 is effective for interim periods ending after June 15, 2009, The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position or results of operations.
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
Intangible assets recognized in the Company’s acquisitions and asset purchases are being amortized over their estimated lives ranging from 1 to 3 years. The Company capitalized $404,001 in financing fees associated with the SMM warrants issued to Laurus during the six months ended June 30, 2009 as detailed in Note 5 below. The following table provides information relating to the Company’s intangible assets as of June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Widow PC tradename	$165,000	$(105,409)	$59,591	$165,000	$(77,935)	$87,065
Deferred financing costs and other miscellaneous	6,610,100	(5,160,722)	1,449,378	6,206,099	(2,347,274)	3,858,825

Total	$6,775,100	$(5,266,131)	$1,508,969	$6,371,099	$(2,425,209)	$3,945,890

The estimated amortization of intangible assets for each of the next two years is as follows:

Remainder of 2009	$1,476,876
2010	32,093

Total	$1,508,969

5. Long-Term Debt and Short-Term Borrowings
On September 25, 2006, SMM entered into a security and purchase agreement among SMM, VCI Systems and Laurus Master Fund, Ltd., an institutional accredited investor (the “Lender”) (as amended from time to time, the “Security and Purchase Agreement”), pursuant to which the Lender agreed to loan up to $8,500,000 to SMM and VCI Systems (the “Loan”). On August 28, 2007, we entered into a Master Security Agreement, a Joinder Agreement, a Registration Rights Agreement, and Guaranty, which are included as Exhibits to our Current Report on Form 8-K filed on September 4, 2007, among other documents (the “Loan Documents”), with Lender and certain affiliates. Pursuant to the Loan Documents, we agreed to become a party to the Security and Purchase Agreement and Stock Pledge Agreement, which were included as Exhibits to the same Current Report on Form 8-K, and certain of the debt financing documents that our wholly-owned subsidiary, SMM, had entered into with the Lender in September 2006. As a result, the Company, SMM and VCI Systems are jointly and severally liable for the amounts due under the Loan and are referred to in this Note 5 as the “Borrowers.” Silicon Mountain, SMM and VCI Systems also may be referred to as the “Companies.”
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
The Loan consists of a $3,500,000 secured revolving credit facility (the “Revolving Note”), a $2,500,000 secured nonconvertible term note (the “Term Note”) and a $2,500,000 secured convertible term note (the “Convertible Note”). The Revolving Note, the Term Note and the Convertible Note are referred to collectively as the “Notes.” Each of the Notes matures on September 25, 2009. The following describes the material terms of each Note and of the Loan. The Lender’s prime rate at the inception of the Loan was 8.25%. On June 30, 2009, the Lender’s prime rate was 3.25%.

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
The Revolving Note provides for credit advances based on 90% of certain accounts receivable and 50% of inventory (with a $1,000,000 maximum credit availability based solely on inventory). The Borrowers and Laurus entered into an Overadvance Side Letter Agreement dated as of March 14, 2008 (the “Original Side Letter”) pursuant to which Laurus agreed to extend to the Companies $300,000 in excess of the amount then permissible under the Revolving Note. On April 16, 2008, the Borrowers and Laurus entered into an Amended and Restated Overadvance Side Letter Agreement (the “Amended Side Letter”) to be effective April 15, 2008, pursuant to which Laurus agreed to extend to the Companies an additional $750,000 in excess of the amount then permissible under the Revolving Note, as modified by the Original Side Letter, for an aggregate excess amount equal to $1,050,000. On October 14, 2008, the Borrowers and Laurus entered into a Second Amended and Restated Overadvance Side Letter, pursuant to which Laurus agreed to extend to the Companies an additional $792,850 in excess of the amount then permissible under the Revolving Note, as modified by the Amended Side Letter, for an aggregate excess amount equal to $1,842,850. On February 24, 2009, the Borrowers and Laurus entered into a Third Amended and Restated Overadvance Side Letter Agreement (the “Third Amended Side Letter”), pursuant to which Laurus agreed to extend to the Companies an additional $200,000 in excess of the amount then permissible under the Revolving Note, as modified by the Original Side Letter, the Amended Side Letter and the Second Amended Side Letter, for an aggregate excess amount equal to $2,042,850. At June 30, 2009, we had additional advances on the Revolving Note amounting to $111,129 which are not covered by any written agreements.
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

Pursuant to the Omnibus Amendment dated as of February 24, 2009 between the Borrowers and the Holders (the “Amendment”), the principal and interest portions of each monthly payment due under the Term Note for the period October 1, 2008 through March 31, 2009 are deferred until September 25, 2009.
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
The maximum amount of liquidated damages for failure of the registration statement to become effective in the prescribed time period is 10% of the initial principal amount of the Convertible Note. The maximum penalty for default under the Convertible Note is 10% of the outstanding principal of the Convertible Note.
The Company intends to make all the payments related to its Laurus convertible and non-convertible debt. Between July 1, 2009 and September 30, 2009, we are obligated to pay $4,197,058 in aggregate principal payments. Neither the Company’s cash currently on hand ($129,694 at June 30, 2009) nor the Company’s current operations are sufficient to pay this debt. Although the Company currently has no commitments from any outside source, and there is no assurance that it will be able to secure such, the Company believes that it will be able to obtain equity or debt financing from third parties and/or additional debt financing from its existing lender. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.
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
•
Obtain the approval of the Lender of certain corporate actions including, but not limited to, incurring and canceling certain debt, assuming certain contingent liabilities, declaring and paying dividends, acquiring any stock of another entity, making certain loans to certain persons, prepaying certain indebtedness, entering into a merger, consolidation, acquisition or other reorganization with another company, materially changing the nature the Companies’ businesses, changing the Companies’ fiscal years, selling or disposing of any of its assets with certain exceptions, and during the period prior to the closing of the SMM Acquisition, issuing or selling shares of common stock (other than shares issued under a stock option plan or certain plans approved by the board), changing the jurisdiction of incorporation of SMM, changing SMM’s fiscal year or amending our articles of incorporation or bylaws in a manner that adversely affects the Lender.

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

At June 30, 2009, we were not in compliance with the loan covenant requiring us to list the shares underlying the convertible note and warrants on a trading exchange. On April 14, 2009, we obtained a waiver giving us until August 15, 2009, to register the shares. The waiver also waived all penalties retroactive to the date of the registration rights agreement. During the quarter ending June 30, 2009, we estimated that it was more likely than not that we would be unable to list the shares underlying the convertible note and have accrued an estimated liquidated damages fee of $250,000.
At June 30, 2009 we were not in compliance with the loan covenant requiring minimum monthly principal and interest payments. We have recorded a default penalty of $950,000 equivalent to 10% of the outstanding balance of the Term Note, Convertible Note and Revolving Note during the quarter ending June 30, 2009. In addition, we have accrued default interest of $215,000. Default interest is calculated as 1% of the outstanding principal balance of our debt per month that we are in violation of our covenants.
At June 30, 2009, we were not in compliance with the loan covenant requiring us to timely file all tax related filings. The Company has not filed tax returns for the 2007 or 2008 tax years. We believe we have no income tax liability for those years due to taxable losses incurred. Lender has the right to hold us in violation of the covenant and require immediate repayment of all debt outstanding. All debt is reflected as a current liability on the balance sheets at June 30, 2009 and December 31, 2008, respectively.
As of June 30, 2009, the Lender has not sent us notice of default, however, we believe that in the event Lender sends notice of default, we would be unable to timely cure the covenants in default and have therefore recorded all penalties we are potentially subject to.
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
Issuance of Securities as Part of Debt Facility
Pursuant to the Loan Documents and as a result of the SMM Acquisition, we issued to the Lender two warrants to purchase shares of our common stock in exchange for two warrants previously issued by SMM to the Lender. We issued to the Lender one warrant exercisable for 3,980,000 shares of our common stock at $.005 per share, which is equivalent to approximately 20% of our outstanding stock on a fully diluted basis. The Lender has agreed that it will not exercise that portion of either warrant which would cause the Lender to beneficially own more than 9.99% of our common stock at any time unless the Lender gives a 61-day notice to waive this restriction or unless there is an event of default under the financing documents by any of the Borrowers. Currently, during any month sales of the shares received by the Lender on exercise of either warrant and in connection with the financing, unless there is an event of default as contemplated by the Loan Documents, cannot exceed 25% of the trailing monthly dollar volume of the stock. The Lender also is prohibited from entering into short sales of our stock or warrants while any amount under any Note remains outstanding. The second warrant is exercisable for 36,624 shares of our common stock at $.005 per share on substantially the same terms as the first warrant.

In conjunction with the Amendment, the Company issued a warrant to each Holder to purchase (i) in respect to Laurus, 210,202 shares of our common stock, (ii) in respect to Valens Offshore, 17,272 shares of our common stock, (iii) in respect to Valens U.S., 11,174 shares of our common stock, and (iv) in respect to PSource, 111,354 shares of our common stock, for an aggregate of 350,002 shares of our common stock. Each warrant is exercisable at $.005 per share. The Holders have agreed they will not exercise that portion of the warrants which would cause the Holders to beneficially own more than 9.99% of our common stock at any time unless the Holders give a 61-day notice to waive (which waiver may not be utilized in certain circumstances) this restriction or unless there is an event of default under the financing documents by any of the Companies. Currently, during any month sales of the shares received by a holder of one of the foregoing warrants on exercise of its warrant, unless there is an event of default as contemplated by the warrant, cannot exceed 25% of the trailing monthly dollar volume of the stock.
Pursuant to the terms of the Registration Rights Agreement within 60 days after the closing of the SMM Acquisition, we were required to file a registration statement with the SEC to register the resale of the stock issuable upon conversion of the Convertible Note and the resale of the stock issuable upon exercise of the warrants and to have the registration statement declared effective within 180 days of the closing of the SMM Acquisition. Laurus subsequently agreed to extend the deadline for having the registration statement declared effective to 45 days following the date we receive a report from our independent auditors regarding our financial statements for the fiscal year ended December 31, 2007. More recently, Laurus agreed that we should withdraw the registration statement and that it would further extend the deadline for having the registration statement declared effective. It is not clear whether Laurus believes that definitive terms of these extensions have been finalized. We are subject to liquidated damage fees of 0.5% of the original principal amount of the Convertible Note per month for each month that the filing or effectiveness of the registration statement is late in addition to certain other events. The maximum allowable amount of such damages is 10% of the original principal amount of the Convertible Note. FASB Staff Position (“FSB”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements” specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. On August 5, 2008, with the consent of Laurus, we filed a request with the SEC to withdraw our Registration Statement on Form S-1, and on August 6, 2008, we received notice from the SEC that our request was granted. During the quarter ending June 30, 2009, management estimated that it was more likely than not that we would be unable to register the shares required by this agreement and have accrued liquidated damages of $250,000.
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
Schedules detailing the Company’s lines of credit, notes payable and related party debt are presented below.
Lines of Credit — The Company has the following line of credit outstanding at:

	June 30, 2009	December 31, 2008
Revolving line of credit with Laurus Master Fund, Ltd., dated September 26, 2006. Maximum loan amount of $3,500,000. This line of credit has a maturity date of September 25, 2009.

Balance on line at June 30, 2009 and December 31, 2008 is shown net of unamortized debt discount of $24,404 and $73,232 respectively. This line of credit is collateralized by substantially all the assets of the Company.	$2,789,720	$2,382,475

Note Payable to Related Party — Notes payable to related parties consist of the following at:

	June 30, 2009	December 31, 2008
Note payable to Shareholder. Interest accrued at 10% with principal and accrued interest due on demand. Accrued interest payable was $109,668 and $99,762 at March 31, 2009 and December 31, 2008, respectively. The note payable is guaranteed by certain officers of the Company and is collateralized by those officers’ stock, in addition to the general assets of the Company.	$100,000	$100,000

All related party notes are subordinated to the line of credit and notes payable to Laurus Master Fund, Ltd. Payments on related party notes can only be made after the debt to Laurus Master Fund, Ltd. has been repaid or after written approval by Laurus.

Notes Payable —

	June 30, 2009	December 31, 2008
Convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 3% subject to a minimum of 11%, net of unamortized discount of $11,217 and $37,994 at June 30, 2009 and December 31, 2008, respectively.	$1,987,313	$1,960,535
Non-convertible note payable to Laurus Master Fund, Ltd. maturing on September 25, 2009, with an interest rate of prime plus 3% subject to a minimum of 11%, net of unamortized discount of $11,217 and $37,994 at June 30, 2009 and December 31, 2008, respectively	2,187,312	2,160,535

Total long-term debt	4,174,625	4,121,070
Less current maturities	(4,174,625)	(4,121,070)

	$-0-	$-0-

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
Stock compensation expense for stock options is recognized on a graded vesting schedule over the vesting period of the award. The Company accounts for stock options as equity awards, and all options outstanding and granted during the periods presented are only dependent on service conditions. Stock compensation expense for the six months ended June 30, 2009 and 2008 was $14,991 and $83,920, respectively. Stock compensation expense was recorded as a component of operating expenses during each period presented.
Stock option activity was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Options outstanding at January 1, 2009	3,141,799	$0.24
Granted	—	—
Exercised	(1,908,852)	0.13
Canceled or forfeited	(358,792)	0.60

Options outstanding at June 30, 2009	874,155	0.28

Options exercisable at June 30, 2009	802,516	$0.23

7. Loss per Share
Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since its effect would decrease the loss per share. The diluted weighted average common shares calculation for the six months ended June 30, 2009 and 2008 excludes 9,650,374 and 8,322,976 options, warrants and unvested restricted stock awards, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method.

8. Restructuring
In the quarter ending March 31, 2008, the Company’s management decided to consolidate its Arizona operations into the California facilities. As a result, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded significant acquisition-related restructuring charges, in connection with our abandonment of certain leased facilities through our office consolidations. The lease abandonment costs were estimated to include remaining lease liabilities. The Company recorded $1,451,000 in restructuring charges in the quarter ending March 31, 2008. This liability is recorded as an accrued expense on the consolidated balance sheet.

Balance at December 31, 2007	$-0-
Additions-future lease payments	1,451,000
Reductions-payments on lease	(32,619)

Balance at December 31, 2008	1,418,381
Additions-future lease payments	-0-
Gain on reversal of liability	(1,339,405)
Reductions due to settlement on lease	(36,452)

Balance at June 30, 2009	$42,524

At December 31, 2008, the Company was in default on the payment terms of this lease, therefore, the entire liability is recorded on the balance sheet as a current liability. During the quarter ending June 30, 2009, we settled the outstanding liability for a reduced amount and recorded a gain on the difference between the outstanding balance and the final settlement amount.
9. Commitments and Contingencies
Officer and Director Indemnification — As permitted or required under Colorado law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. These indemnification obligations are valid as long as the officer or director acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations has no stated limit in the indemnification provisions of the articles or bylaws of the Company; however, the Company has a director and officer insurance policy that mitigates the Company’s exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification obligations is minimal.
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
Fees paid to Board Members — Beginning in 2007, the Company entered into a consulting agreement with one of the board members. The Company paid $0 and $27,000 in consulting fees during the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, the Company paid consulting fees to a former Board member of $9,000 and $54,000, respectively. The Company paid additional fees to board members of $0 and $12,375 during the six months ended June 30, 2009 and 2008, respectively and fees of $0 and $2,000 during the three months ended June 30, 2009 and 2008, respectively.
Note payable to board member — The Company has a note payable to one of its former board members that accrues interest at a rate of 10% with principal and accrued interest due on demand. Therefore it is classified as a current liability on the balance sheet. Interest is compounded annually on the note. The note payable is guaranteed by the chief executive officer of the Company and is collateralized by his stock, in addition to the general assets of the Company. The note payable is subordinated to the Revolving Credit Facility, Term Loan, and Convertible Term Loan payable to Laurus. Payment on the related party note can only be made after the notes payable to Laurus have been repaid or after written approval by Laurus. As of June 30, 2009 and December 31, 2008, the note payable including accrued interest was $209,668 and $199,762, respectively.

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
12. Subsequent Events
On July 8, 2009, we acquired certain assets of Skybox USA, LLC by assuming certain liabilities totaling approximately $48,000 and issuing 130,000 shares of our common stock.

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
Accrued Expenses
In the quarter ended March 31, 2008, the Company’s management decided to consolidate its Arizona operations into the California facilities. As a result, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded significant acquisition-related restructuring charges, in connection with our abandonment of certain leased facilities through our office consolidations. The lease abandonment costs were estimated to include remaining lease liabilities. The Company recorded $1,451,000 in restructuring charges in the quarter ended March 31, 2008. During the quarter ending June 30, 2009, we settled the remaining lease liability and recorded related income of $1,339,405.
Accrued Interest and Other Financing Fees
At June 30, 2009, we were not in compliance with various covenants of our debt (see Note 5 to our Condensed Consolidated Financial Statements for a detailed explanation). Management estimates that it is more likely than not that we will be unable to comply with these covenants. We have accrued all related penalties, interest and liquidated damage fees at June 30, 2009.
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

Valuation of Long-Lived Aassets
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
Results of Operations
The following table sets forth consolidated operating data expressed as a percentage of sales for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	77.9	88.3	80.9	87.5
Gross Margin	22.1	11.7	19.1	12.5
Operating Costs:
Selling Expenses	11.7	12.9	12.3	13.0
General & Administrative	11.7	27.3	15.3	21.4
Restructuring Charge (Reversal)	(52.9)		(24.6)	16.2
Depreciation & Amortization	1.6	2.4	1.7	3.5
Income (Loss) from Operations	49.9	(30.9)	14.5	(41.7)
Other Expense, Net	(113.4)	(16.4)	(78.7)	(9.6)
Pre-Tax Loss	(63.5)	(47.3)	(64.2)	(51.3)
Income Tax Benefit		(.1)		.6
Net Loss	(63.5)%	(47.4)%	(64.2)%	(50.7)%

(1)	Columns may not add due to rounding.
Sales for the three months ended June 30, 2009 were $2.5 million compared to $3.9 million for the three months ended June 30, 2008. Sales for the six months ended June 30, 2009 were $5.4 million compared to $8.9 million during the six month ended June 30, 2008. The decrease in sales for the three and six months ended June 30, 2009 is primarily related to lower system sales and the continued decline in overall economic conditions.
Cost of Goods Sold was $2.0 million for the three months ended June 30, 2009, or 77.9% of sales, compared to $3.5 million, or 88.3% of sales for the three months ended June 30, 2008. Cost of Goods Sold was $4.4 million for the six months ended June 30, 2009, or 80.9% of sales, compared to $7.8 million, or 87.5% of sales for the six months ended June 30, 2008. The decrease in cost of goods sold during the three and six months ended June 30, 2009 was primarily due to lower sales, and the decrease in cost of goods sold as a percentage of sales was primarily due to higher margins on sales, and decreased employee related and freight charges, compared to the same periods in 2008.

Selling, general and administrative, and depreciation and amortization expenses (exclusive of restructuring charges and reversals) were $.6 million for the three months ended June 30, 2009 compared to $1.7 million for the three months ended June 30, 2008. Selling, general and administrative, and depreciation and amortization expenses (exclusive of restructuring charges and reversals) were $1.6 million for the six months ended June 30, 2009 compared to $3.4 million for the six months ended June 30, 2008. The decrease is due to our cost cutting measures relating to employee related expense, facilities, legal and professional and fees associated with stock warrants awarded to former board members.
Total other expense, net, for the three months ended June 30, 2009, was $2.9 million compared to $.6 million for the three months ended June 30, 2008. Total other expense, net, for the six months ended June 30, 2009, was $4.3 million compared to $.9 million for the six months ended June 30, 2008. The increase in other expense was primarily related to amortization of deferred loan financing fees and the recording of liquidated damages fees, covenant violation penalties and penalty interest relating to our debt.
Liquidity and Capital Resources
Our principal source of liquidity is borrowings under our credit facility. Our principal use of cash is working capital requirements, including funding of losses from operations.
Going Concern
For the year ended December 31, 2008, our independent registered public accounting firm expressed doubt about our ability to continue as a going concern as a result of our continued net losses and working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues and control our expense. Based upon current plans, we will incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We incurred a net loss of $4.8 million (exclusive of the restructuring charge reversal income of $1.3 million) for the six months ended June 30, 2009 and had a working capital deficit of $9.3 million at June 30, 2009. Our working capital at June 30, 2009 is not sufficient to meet our objectives.
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
Debt Financing
For a discussion of the Company’s debt financing see Note 5 to the Company’s condensed consolidated financial statements.
Cash Flows
Cash Flows from Operating Activities. Net cash used by operating activities was $0.2 million during the six months ended June 30, 2009 as compared to $0.3 million of cash provided by operating activities during the six months ended June 30, 2008.
Cash Flows from Investing Activities. Net cash flows used in investing activities was $5,068 during the six months ended June 30, 2009 as compared to $20,554 during the six months ended June 30, 2008. The decrease in cash used in investing activities in 2009 was related to lower equipment purchases.
Cash Flows from Financing Activities. Net cash flows provided by financing activities during the six months ended June 30, 2009 was $.4 million as compared to $.4 million during the six months ended June 30, 2008.

Capital Expenditures
Capital expenditures for the six months ended June 30, 2009 were $5,068 as compared to $20,554 for the six months ended June 30, 2008. As of June 30, 2009, contractual commitments for capital purchases were not material.
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
In April 2009, the FASB issued SFAS No. 165, Subsequent Events( “SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to bue issued. SFAS No. 165 is effective for interim periods ending after June 15, 2009, The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our chief executive and principal financial officers have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2009. Based on that evaluation, the Company’s management, including our chief executive officers, concluded that as of June 30, 2009, our disclosure controls and procedures were not effective to ensure that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company intends to focus its efforts on stabilizing the business as a going concern first, and secondly, designing and installing effective controls as soon as cash flow and funding to do so become available, and staffing constraints can be overcome without compromising the business’ viability.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2009, we have not made any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business. We are currently party to three lawsuits from vendors totaling $106,936.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibit Index. The following exhibits are included herein:

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006(1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006(1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006(1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007(4)
10.15	Omnibus Amendment dated as of March 18, 2008(5)
10.16	Form of Common Stock Purchase Warrant(5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008(5)
10.18	Form of Common Stock Purchase Warrant(5)
10.19	Form of Subscription Agreement(5)
10.20	Settlement and Release Agreement dated as of April 25, 2008(6)
10.21	Form of Common Stock Purchase Warrant(6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008(6)
10.23	Form of Common Stock Purchase Warrant(6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008(6)

Exhibit Number	Description
10.25	Subscription Agreement with MemoryTen, Inc., dated August 12, 2008 (7)
10.26	Second Amended and Restated Overadvance Side Letter Agreement dated October 14, 2008 (8)
10.27	Third Amended and Restated Overadvance Side Letter Agreement dated February 24, 2009 (9)
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2009 (File No. 000-11284).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on August 15, 2008 (File No. 000-11284).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 14, 2008 (File No. 000-11284).

(9)	Incorporated by reference from our Current Report on Form 8-K filed on March 3, 2009 (File No. 000-11284).

(10)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Boulder, State of Colorado, on this 19th day of August 2009.

SILICON MOUNTAIN HOLDINGS, INC.

By:	/s/ Rudolph (Tré) A. Cates III

Rudolph (Tré) A. Cates III,
President, Chief Executive Officer, Principal Financial Officer,
Secretary and Director
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date stated.

By:	/s/ Rudolph (Tré) A. Cates III

Rudolph (Tré) A. Cates III,
President, Chief Executive Officer, Principal Financial Officer,
Secretary and Director
Date: August 19, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1	LLC Interest Sale Agreement, dated as of June 30, 2006, between Z-Axis Corporation and HTK, LLC (1)
2.2	Stock Exchange Agreement, dated as of May 7, 2006(1)
2.3	Amendment No. 1 to Stock Exchange Agreement dated June 30, 2006(1)
2.4	Amendment No. 2 to Stock Exchange Agreement dated December 31, 2006(1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Master Security Agreement, dated August 28, 2007 (2)
10.2	Joinder Agreement, dated August 28, 2007 (2)
10.3	Registration Rights Agreement, dated August 28, 2007 (2)
10.4	Guaranty, dated August 28, 2007 (2)
10.5	Security and Purchase Agreement, dated September 25, 2006 (2)
10.6	Stock Pledge Agreement, dated September 25, 2006 (2)
10.7	Amended and Restated Secured Convertible Term Note, dated August 28, 2007 (2)
10.8	Secured Term Note, dated September 25, 2006 (2)
10.9	Secured Revolving Note, dated September 25, 2006 (2)
10.10	Common Stock Purchase Warrant, dated August 30, 2007 (2)
10.11	Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.12	Form of Stock Option Agreement of Silicon Mountain Memory, Incorporated 2003 Equity Incentive Plan (2)
10.13	Side Letter Agreement, dated August 30, 2007 (2)
10.14	Amendment to Amended and Restated Secured Convertible Term Note and Secured Term Note dated as of November 5, 2007(4)
10.15	Omnibus Amendment dated as of March 18, 2008(5)
10.16	Form of Common Stock Purchase Warrant(5)
10.17	Overadvance Side Letter Agreement dated as of March 14, 2008(5)
10.18	Form of Common Stock Purchase Warrant(5)
10.19	Form of Subscription Agreement(5)
10.20	Settlement and Release Agreement dated as of April 25, 2008(6)
10.21	Form of Common Stock Purchase Warrant(6)
10.22	Amended and Restated Overadvance Side Letter Agreement effective as of April 15, 2008(6)
10.23	Form of Common Stock Purchase Warrant(6)
10.24	Tag-Along Rights Side Letter Agreement dated April 24, 2008(6)
10.25	Subscription Agreement with MemoryTen, Inc., dated August 12, 2008 (7)
10.26	Second Amended and Restated Overadvance Side Letter Agreement dated October 14, 2008 (8)
10.27	Third Amended and Restated Overadvance Side Letter Agreement dated February 24, 2009 (9)
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated by reference from our Definitive Joint Proxy Statement on Schedule 14A filed on July 24, 2007 (File No. 000-11284).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on September 4, 2007 (File No. 000-11284).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2007 (File No. 000-11284).

(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 30, 2007 (File No. 000-11284).

(5)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008 (File No. 000-11284).

(6)	Incorporated by reference from our Amendment No. 1 to our Annual Report on Form 10-KSB filed on May 19, 2009 (File No. 000-11284).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on August 15, 2008 (File No. 000-11284).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 14, 2008 (File No. 000-11284).

(9)	Incorporated by reference from our Current Report on Form 8-K filed on March 3, 2009 (File No. 000-11284).

(10)	Filed herewith.